Form 10-K
period 2006-06-30
Burger King Holdings Inc
filed 2006-08-31
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-32875

BURGER KING HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-3095469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5505 Blue Lagoon Drive, Miami, Florida	33126
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(305) 378-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one);
Large accelerated filer     ☐          Accelerated filer     ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The initial public offering of Burger King Holdings, Inc.’s common stock, par value of $0.01 per share, commenced on May 18, 2006. Prior to that date, there was no public market for the registrant’s common stock.
      As of August 23, 2006, there were 133,058,771 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
      Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2006 annual meeting of stockholders, which proxy will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2006.

BURGER KING HOLDINGS, INC.
2006 FORM 10-K ANNUAL REPORT
      Burger King®, Whopper®, Have It Your Way® and the Burger King Bun Halves and Crescent Logo are registered trademarks of Burger King Brands, Inc., a wholly-owned subsidiary of Burger King Holdings, Inc. References to fiscal 2006, fiscal 2005 and fiscal 2004 in this section and elsewhere in this Form 10-K are to the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
      In this document, we rely on and refer to information regarding the restaurant industry, the quick service restaurant segment and the fast food hamburger restaurant category that has been prepared by industry research firms, including NPD Group, Inc. (which prepares and disseminates Consumer Reported Eating Share Trends, or CREST data) and Research International (which provides us with proprietary National Adult Tracking data) or compiled from market research reports, research analyst reports and other publicly available information. All industry and market data that are not cited as being from a specified source are from internal analyses based upon data available from known sources or other proprietary research and analysis.

Part I

Item 1.	Business
Overview
      Burger King Holdings, Inc. (“we” or the “Company”) is a Delaware corporation formed on July 23, 2002. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the number of restaurants and system-wide sales. As of June 30, 2006, we owned or franchised a total of 11,129 restaurants in 65 countries and U.S. territories, of which 1,240 restaurants were company-owned and 9,889 were owned by our franchisees. Of these restaurants, 7,207 or 65% were located in the United States and 3,922 or 35% were located in our international markets. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast food at modest prices.
      We generate revenues from three sources: sales at company restaurants; royalties and franchise fees paid to us by our franchisees; and property income from certain franchise restaurants that lease or sublease property from us. Approximately 90% of our restaurants are franchised and we have a higher percentage of franchise restaurants to company restaurants than our major competitors in the fast food hamburger category. We believe that this restaurant ownership mix provides us with a strategic advantage because the capital required to grow and maintain the Burger King system is funded primarily by franchisees, while giving us a sizeable base of company restaurants to demonstrate credibility with franchisees in launching new initiatives. As a result of the high percentage of franchise restaurants in our system, we have lower capital requirements compared to our major competitors. Moreover, due to the steps that we have taken to improve the health of our franchise system in the United States and Canada, we expect that this mix will produce more stable earnings and cash flow in the future. Although we believe that this restaurant ownership mix is beneficial to us, it also presents a number of drawbacks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership.
Our History
      Burger King Corporation, which we refer to as BKC, was founded in 1954 when James McLamore and David Edgerton opened the first Burger King restaurant in Miami, Florida. The Whopper sandwich was introduced in 1957. BKC opened its first international restaurant in the Bahamas in 1966. BKC opened the first Burger King restaurant in Canada in 1969, in Australia in 1971 and in Europe in Madrid, Spain in 1975. BKC also established its brand identity with the introduction of the “bun halves” logo in 1969 and the launch of the first Have It Your Way campaign in 1974. BKC introduced drive-thru service, designed to satisfy customers “on-the-go” in 1975. In 1985, BKC rounded out its menu offerings by adding breakfast on a national basis.
      In 1967, Mr. McLamore and Mr. Edgerton sold BKC to Minneapolis-based The Pillsbury Company. BKC became a subsidiary of Grand Metropolitan plc in 1989 when it acquired Pillsbury. Grand Metropolitan plc merged with Guinness plc to form Diageo plc in 1997. These conglomerates were focused more on their core operations than on BKC. On December 13, 2002, Diageo plc sold BKC to private equity funds controlled by Texas Pacific Group, Bain Capital Partners and the Goldman Sachs Funds, which we refer to as our “Sponsors”, and for the first time since 1967 BKC became an independent company. We are a holding company formed in connection with the December 2002 acquisition in order to own 100% of BKC.
Our Industry
      We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to NPD Group, Inc., which prepares and disseminates CREST data, QSR sales have grown at an average annual rate of 4.8% over the past 10 years, totaling approximately $213 billion for the year ended June 30, 2006. According to NPD Group, Inc., QSR sales are projected to increase at an annual rate of 4% between 2006 and 2011.
      According to NPD Group, Inc., the FFHR category is the largest category in the QSR segment, generating sales of over $56 billion in the United States for the year ended June 30, 2006 representing 27% of total QSR sales. The FFHR category grew 3.0% in terms of sales during the same period and, according to NPD Group, Inc., is expected to increase at an average rate of 4.2% per year over the next five years. For the year ended June 30, 2006, the top three FFHR chains (McDonald’s, Burger King and Wendy’s) accounted for 73% of the category’s total sales, with approximately 15% attributable to Burger King.
      We believe the QSR segment is generally less vulnerable to economic downturns and increases in energy prices than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading down” by customers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. However, significant economic downturns or sharp increases in energy prices may adversely impact FFHR chains, including us.
Our Competitive Strengths
      We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

•	Distinctive brand with global platform. We believe that our Burger King and Whopper brands are two of the most widely-recognized consumer brands in the world. In 2005, Brandweek magazine ranked Burger King number 15 among the top 2,000 brands in the United States. We also believe that consumers associate our brands with our signature flame-broiled products and Have It Your Way brand promise. According to National Adult Tracking data, our flame-broiled preparation method is preferred over frying, and our flagship product, the Whopper sandwich, is the number one large branded burger in the United States. We believe the ability of our major competitors to duplicate our flame-broiled method is limited by the substantial cost necessary to convert their existing systems and retrain their staff.

•	Attractive business model. Approximately 90% of our restaurants are franchised, which is a higher percentage than our major competitors in the fast food hamburger restaurant category. We believe that our franchise restaurants will generate a consistent, profitable royalty stream to us, with minimal associated capital expenditures or incremental expense by us. We also believe this will provide us with significant cash flow to reinvest in strengthening our brand and enhancing shareholder value.

•	Established and scalable international business. We have one of the largest restaurant networks in the world, with more than 3,900 franchise and company-owned restaurants located in our international markets. We believe that the demand for new international franchise restaurants is growing and our established infrastructure is capable of supporting substantial restaurant expansion in the years ahead.

•	Experienced management team with significant ownership. We have assembled a seasoned management team with significant experience. John Chidsey, our Chief Executive Officer, has extensive experience in managing franchised and branded businesses, including Avis Rent-A-Car and Budget Rent-A-Car systems, Jackson Hewitt Tax Services and PepsiCo. Russ Klein, our President, Global Marketing Strategy and Innovation, has 26 years of retail and consumer marketing experience, including at 7-Eleven Inc. Ben Wells, our Chief Financial Officer and Treasurer, has 25 years of finance experience, including at Compaq Computer Corporation and British Petroleum. Jim Hyatt, our Chief Operations Officer, has more than 30 years of brand experience as both a franchisee and senior executive of the Company. In addition, other members of our management team have worked at McDonald’s, Taco Bell, The Coca-Cola Company and KFC.
Global Operations
      We operate in three reportable business segments: United States and Canada; Europe, Middle East and Africa and Asia Pacific, or EMEA/ APAC; and Latin America. Additional financial information about geographic segments is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Segment Reporting in Part II, Item 8 in Note 20 of this Form 10-K.

United States and Canada

Restaurant Operations
      Our restaurants are limited-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States and Canada. At June 30, 2006, 878 company restaurants and 6,656 franchise restaurants were operating in the United States and Canada. We believe our restaurants appeal to a broad spectrum of consumers, with multiple meal segments appealing to different customer groups.
      Operating Procedures. All of our restaurants must adhere to strict standardized operating procedures and requirements, which we believe are critical to the image and success of the Burger King brand. Each restaurant is required to follow the Manual of Operating Data, an extensive operations manual containing mandatory restaurant operating standards, specifications and procedures prescribed from time to time to assure uniformity of operations and consistent high quality of products at Burger King restaurants.
      Management. Substantially all of our executive management, finance, marketing, legal and operations support functions are conducted from our global headquarters in Miami, Florida. There is also a field staff consisting of operations, training, real estate and marketing personnel who support company restaurant and franchise operations in the United States and Canada. Our franchise operations are organized into eight divisions, each of which is headed by a division vice president supported by field personnel who interact directly with the franchisees. Each company restaurant is managed by one restaurant manager and one to three assistant managers, depending upon the restaurant’s sales volume. Management of a franchise restaurant is the responsibility of the franchisee, who is trained in our techniques and is responsible for ensuring that the day-to-day operations of the restaurant are in compliance with the Manual of Operating Data.
      Restaurant Menu. The basic menu of all of our restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, desserts, soft drinks, shakes, milk and coffee. In addition, promotional menu items are introduced periodically for limited periods. We continually seek to develop new products as we endeavor to enhance the menu and service of all of our restaurants. Franchisees must offer all mandatory menu items.
      Restaurant Design and Image. Our restaurants consist of several different building types with various seating capacities. The traditional Burger King restaurant is free-standing, ranging in size from approximately 1,900 to 4,300 square feet, with seating capacity of 40 to 120 customers, drive-thru facilities and adjacent parking areas. Some restaurants are located in institutional locations, such as airports, shopping malls, toll road rest areas and educational and sports facilities. In fiscal 2005, we developed a new, smaller restaurant model that reduces the current average non-real estate costs associated with building a new restaurant from approximately $1.2 million using the prior design to approximately $900,000 using the new design, a savings of approximately 25%. The seating capacity for this smaller restaurant model is between 40 and 80 customers. We believe this seating capacity is adequate since approximately 60% of our U.S. system-wide sales are made at the drive-thru. We have opened 11 new restaurants in this format to date, with more than 10 scheduled to open in fiscal 2007.
      New Restaurant Development and Renewals. We employ a sophisticated and disciplined market planning and site selection process through which we identify trade areas and approve restaurant sites throughout the United States and Canada that will provide for quality expansion. We have established a development committee to oversee all new restaurant development within the United States and Canada. The development committee’s objective is to ensure that every proposed new restaurant location is carefully reviewed and that each location meets the stringent requirements established by the committee, which include factors such as site accessibility and visibility, traffic patterns, signage, parking, site size in relation to building type and certain demographic factors. Our model for evaluating sites accounts for potential changes to the site, such as road reconfiguration and traffic pattern alterations.

      Each franchisee wishing to develop a new restaurant is responsible for selecting a new site location. We work closely with our franchisees to assist them in selecting sites. They must agree to search for a potential site within an identified trade area and to have the final site location approved by the development committee.
      Our franchisees closed 1,196 restaurants in the United States between July 1, 2002 and June 30, 2006. Many of these closures involved franchisees in bankruptcy and our franchisee financial restructuring program. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability of Results — Historical Franchisee Financial Distress”. The franchise restaurants that closed had average restaurant sales of approximately $625,000 in the 12 months prior to closure. We and our franchisees opened 146 new restaurants in the United States between fiscal 2004 and fiscal 2006, of which 81 were opened for at least 12 months as of June 30, 2006. The average restaurant sales of these new restaurants was approximately $1.3 million for the 12 months after opening. We and our franchisees opened 53 restaurants and closed 225 restaurants in the United States in fiscal 2006. We believe that the number of closures will significantly decline in fiscal 2007 and beyond. We have instituted a program in the United States and Canada to encourage franchisees to open new restaurants by offering them reduced upfront franchise fees.
      In recent years, we have experienced lower levels of franchisees in the United States renewing their expiring franchise agreements for a standard additional 20-year term than we have historically experienced. In many cases, however, we agreed to extend the existing agreements to avoid the closure of the restaurants by giving franchisees additional time to comply with our renewal requirements. To encourage franchisees to renew, we instituted a program in the United States to allow them to pay the $50,000 franchise fee in installments and to delay the required restaurant remodel for up to two years, while providing an incentive to accelerate the completion of the remodel by offering reduced royalties for a limited period. We believe that this program was important to maintaining our base of restaurants. As a result of this program and our other initiatives, we have seen an increase in the number of restaurants with renewed franchise agreements.

Company Restaurants
      As of June 30, 2006, we owned and operated 878 restaurants in the United States and Canada, representing 12% of total U.S. and Canada system restaurants. Included in this number are 29 restaurants that we operate but are owned by a joint venture between us and an independent third party. We also use our company restaurants to test new products and initiatives before rolling them out to the wider Burger King system.

Franchise Restaurants
      General. We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management.
      Our growth and success have been built in significant part upon our substantial franchise operations. We franchised our first restaurant in 1961, and as of June 30, 2006, there were approximately 6,656 franchise restaurants in the United States and Canada. Franchisees report gross sales on a monthly basis and pay royalties based on reported sales. The five largest franchisees in the United States and Canada in terms of restaurant count represented in the aggregate approximately 16% of U.S. and Canadian Burger King franchise restaurants at June 30, 2006.
      Franchise Agreement Terms. For each franchise restaurant, we enter into a franchise agreement covering a standard set of terms and conditions. The typical franchise agreement in the United States and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee of $50,000, which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term.
      Recurring fees consist of monthly royalty and advertising payments. Franchisees in the United States and Canada are generally required to pay us an advertising contribution equal to a percentage of gross sales, typically 4%, on a monthly basis. In addition, most existing franchise restaurants in the United States and Canada pay a royalty of 3.5% and 4% of gross sales, respectively, on a monthly basis. As of July 1, 2000, a new royalty rate structure became effective in the United States for most new franchise agreements, including both new restaurants and renewals of franchises, but limited exceptions were made for agreements that were grandfathered under the old fee structure or entered into pursuant to certain early renewal incentive programs. In general, new franchise restaurants opened and franchise agreement renewals after June 30, 2003 will generate royalties at the rate of 4.5% of gross sales for the full franchise term.
      Franchise agreements are not assignable without our consent, and we have a right of first refusal if a franchisee proposes to sell a restaurant. Defaults, including non-payment of royalties or advertising contributions, or failure to operate in compliance with the terms of the Manual of Operating Data, can lead to termination of the franchise agreement.

Property Operations
      Our property operations consist of restaurants where we lease the land and often the building to the franchisee.
      For properties that we lease from third-party landlords and sublease to franchisees, leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Leases with franchisees, which include land only or land and building, are on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. Of the 927 properties that we lease or sublease to franchisees in the United States and Canada, we own 466 properties and lease either the land or the land and building from third-party landlords on the remaining 461 properties.

Europe, Middle East and Africa/ Asia Pacific (EMEA/ APAC) Regions

Restaurant Operations
      These regions, and the markets within these regions, differ substantially in many respects, including customer taste preferences, consumer disposable income, occupancy costs, food costs, operating margins and the level of competitive activity. The following discussion is intended as a summary of our EMEA/ APAC business as a whole. However, some of the information discussed below may not be applicable to individual countries within our EMEA/ APAC operations.
      EMEA. EMEA is the second largest geographic area in the Burger King system behind the United States as measured by the number of restaurants. At June 30, 2006, EMEA had 2,168 restaurants in 26 countries and territories, including 291 company restaurants located in the United Kingdom, Germany, Spain and The Netherlands. The United Kingdom is the largest market in EMEA with 630 restaurants at June 30, 2006.
      APAC. At June 30, 2006, APAC had 619 restaurants in 11 countries and territories, including China, Malaysia, Thailand, Australia, Philippines, Taiwan, Singapore, New Zealand, and South Korea. All of the restaurants in the region other than our two restaurants in China are franchised. Australia is the largest market in APAC, with 294 restaurants at June 30, 2006, all of which are franchised and operated under Hungry Jack’s, a trademark that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King.
      Our restaurants located in EMEA/ APAC generally adhere to the standardized operating procedures and requirements followed by U.S. restaurants. However, regional and country-specific market conditions often require some variation in our standards and procedures. Some of the major differences between U.S. and EMEA/ APAC operations are discussed below.
      Management Structure. Our EMEA/ APAC operations are managed from restaurant support centers located in Zug, Switzerland, Madrid, London and Munich (for EMEA) and Singapore and Shanghai (for APAC). These centers are staffed by teams who support both franchised operations and company restaurants.

      Menu and Restaurant Design. Restaurants must offer certain global Burger King menu items. In many countries, special products developed to satisfy local tastes and respond to competitive conditions are also offered. Many restaurants are in-line facilities in smaller, attached buildings without a drive-thru or in food courts rather than free-standing buildings. In addition, the design, facility size and color scheme of the restaurant building may vary from country to country due to local requirements and preferences.
      New Restaurant Development. Unlike the United States and Canada, where all new development must be approved by the development committee, our market planning and site selection process in EMEA/ APAC is managed by our regional teams, who are knowledgeable about the local market. In several of our markets, there is typically a single franchisee that owns and operates all of the restaurants within a country.

Franchise Restaurants
      At June 30, 2006, 2,494 or 89% of our restaurants in EMEA/ APAC were franchised. Some of our international markets are operated by a single franchisee. Other markets, such as the United Kingdom, Germany, Spain and Australia, have multiple franchisees. In general, we enter into a franchise agreement for each restaurant. International franchise agreements generally contemplate a one-time franchise fee of $50,000, with monthly royalties and advertising contributions each of up to 5% of gross sales.
      We have granted master franchises in Australia and Turkey, where the franchisees are allowed to sub-franchise restaurants within their particular territory. Additionally, in New Zealand and certain Middle East and Persian Gulf countries, we have entered into arrangements with franchisees under which they have agreed to nominate third parties to develop and operate restaurants within their respective territories under franchise agreements with us. As part of these arrangements, the franchisees have agreed to provide certain support services to third party franchisees on our behalf, and we have agreed to share the franchise fees and royalties paid by such third party franchisees. Our largest franchisee in the Middle East and Persian Gulf is also allowed to grant development rights to a single franchisee with respect to each country within its territory. We have also entered into exclusive development agreements with franchisees in a number of countries throughout EMEA and APAC. These exclusive development agreements generally grant the franchisee exclusive rights to develop restaurants in a particular geographic area and contain growth clauses requiring franchisees to open a minimum number of restaurants within a specified period.

Property Operations
      Our property operations in EMEA primarily consist of franchise restaurants located in the United Kingdom, Germany and Spain, which we lease or sublease to franchisees. We have no property operations in APAC. Of the 139 properties that we lease or sublease to franchisees, we own 4 properties and lease the land and building from third party landlords on the remaining 135 properties.
      Lease terms on properties that we lease or sublease to our EMEA franchisees vary from country to country. These leases generally provide for 25-year terms, depending on the term of the related franchise agreement. We lease most of our properties from third party landlords and sublease them to franchisees. These leases generally provide for fixed rental payments based on our underlying rent plus a small markup. In general, franchisees are obligated to pay for all costs and expenses associated with the restaurant property, including property taxes, repairs and maintenance and insurance.

Latin America
      At June 30, 2006, we had 808 restaurants in 26 countries and territories in Latin America of which 69 were company restaurants, all located in Mexico, and 739 were franchise restaurants. We are the market leader in 13 of our 26 markets in Latin America, including Puerto Rico, in terms of number of restaurants.
      The Mexican market is the largest in the region, with a total of 304 restaurants at June 30, 2006, or 38% of the region. In fiscal 2006, we opened 49 new restaurants in Mexico, of which nine were company restaurants and 40 were franchise restaurants. We are also aggressively pursuing development in Brazil. At June 30, 2006, there were 12 restaurants in Brazil, and we have entered into agreements with franchisees for the development of over 100 new restaurants during the next five years.
Advertising and Promotion
      Franchisees must make monthly contributions, generally 4% to 5% of gross sales, to our advertising funds, and we contribute on the same basis for company restaurants. Advertising contributions are used to pay for all expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, public relations and sales promotions. In international markets where there is no company restaurant presence, franchisees typically manage their own advertising expenditures, and these amounts are not included in the advertising fund. However, as part of our global marketing strategy, we intend to provide these franchisees with assistance in developing advertising and promotional programs in order to deliver a consistent global brand message.
      In the United States and in those other countries where we have company restaurants, we have full discretion as to the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchise Association, Inc.
      Our current global marketing strategy is based upon customer choice. We believe that quality, innovation and differentiation drive profitable customer traffic and pricing power over the long term. Our global strategy is focused on our core customer, the SuperFan (who are consumers who reported eating at a fast food hamburger outlet nine or more times in the past month), our Have It Your Way brand promise, our core menu items, such as burgers, fries and soft drinks, the development of innovative products and the consistent communication of our brand. We concentrate our marketing on television advertising, which we believe is the most effective way to reach the SuperFan. We also use radio and Internet advertising and other marketing tools on a more limited basis.
Supply and Distribution
      In general, we approve the manufacturers of the food, packaging and equipment products and other products used in Burger King restaurants, as well as the distributors of these products to Burger King restaurants. Franchisees are generally required to purchase these products from approved suppliers. We consider a range of criteria in evaluating existing and potential suppliers and distributors, including product and service consistency, delivery timeliness and financial condition. Approved suppliers and distributors must maintain standards and satisfy other criteria on a continuing basis and are subject to continuing review. Approved suppliers may be required to bear development, testing and other costs associated with our evaluation and review.
      Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1991 to leverage the purchasing power of the Burger King system. RSI is the purchasing agent for the Burger King system in the United States and negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks), and other products such as promotional toys and paper products used in restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the company restaurants and franchisees who appoint RSI as their agent for these purposes. At June 30, 2006, RSI has been appointed the distribution manager for approximately 91% of the restaurants in the United States. A subsidiary of RSI is also purchasing food and paper products for our Canadian restaurants under a contract with us. Five distributors service approximately 88% of the U.S. system and the loss of any one of these distributors would likely adversely affect our business.
      There is currently no purchasing agent that represents franchisees in our international regions. However, we are considering an initiative to leverage our global purchasing power and negotiate lower product costs and savings for our restaurants outside of the United States and Canada. We approve suppliers and use similar standards and criteria to evaluate international suppliers that we use for U.S. suppliers. Franchisees may propose additional suppliers, subject to our approval. In countries where we operate company restaurants, we negotiate the purchase terms with suppliers, and those terms are made available to company restaurants and franchise restaurants. In non-company restaurant markets, franchisees typically negotiate the purchase terms directly with Burger King approved suppliers for food and packaging products used in their restaurants.
      In fiscal 2000, we entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/ Seven Up, Inc. to supply company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2006, we estimate that it will take approximately 16 years and 17 years to complete the Coca-Cola and Dr Pepper purchase commitments, respectively. If these agreements were terminated, we would be obligated to pay significant termination fees and certain other costs, including in the case of the contract with The Coca-Cola Company, the unamortized portion of the cost of installation and the entire cost of refurbishing and removing the equipment owned by The Coca-Cola Company and installed in company restaurants in the three years prior to termination.
Research and Development
      We operate a research and development facility or “test kitchen” at our headquarters in Miami and certain other regional locations. In addition, certain vendors have granted us access to their facilities in the United Kingdom and China to test new products. While research and development activities are important to our business, these expenditures are not material. Independent suppliers also conduct research and development activities for the benefit of the Burger King system.
      We have developed a new flexible batch broiler that is significantly smaller, less expensive and easier to maintain than the current broiler used in our restaurants. We expect that the new broiler will reduce operating costs (principally through reduced utility costs), without sacrificing speed, quality or efficiency, although we have not yet verified how the broiler will perform under restaurant conditions. We currently are testing the new broiler in certain company restaurants and hope to make it available for widespread use in our restaurants during fiscal 2007. We have filed a patent application with respect to the broiler technology and design. We have licensed one of our equipment vendors on an exclusive basis to manufacture and supply the new broiler to the Burger King system throughout the world.
Management Information Systems
      Franchisees typically use a point of sale (POS) cash register system to record all sales transactions at the restaurant. We have not historically required franchisees to use a particular brand or model of hardware or software components for their restaurant system. However, we have recently established specifications to reduce cost, improve service and allow better data analysis and have approved three global POS vendors and one regional vendor for each of our three key regions to sell these systems to our franchisees. Currently, franchisees report sales manually, and we do not have the ability to verify sales data electronically by accessing their POS cash register systems. The new POS system will make it possible for franchisees to submit their sales and transaction level details to us in near-real-time in a common format, allowing us to maintain one common database of sales information. We expect that it will be three to five years before the majority of franchisees have the new POS systems. We provide proprietary software to our U.S. franchisees for labor and product management.
Quality Assurance
      All Burger King restaurants are required to be operated in accordance with quality assurance and health standards which we establish, as well as standards set by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness.
      We closely supervise the operation of all of our company restaurants to help ensure that standards and policies are followed and that product quality, customer service and cleanliness of the restaurants are maintained. Detailed reports from management information systems are tabulated and distributed to management on a regular basis to help maintain compliance. In addition, we conduct scheduled and unscheduled inspections of company and franchise restaurants throughout the Burger King system.
Intellectual Property
      We and our wholly-owned subsidiary, Burger King Brands, Inc., own approximately 2,480 trademark and service mark registrations and applications and approximately 354 domain name registrations around the world. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. Additionally, we own certain patents relating to equipment used in our restaurants and provide proprietary product and labor management software to our franchisees.
Competition
      We operate in the FFHR category of the QSR segment within the broader restaurant industry. Our two main domestic competitors in the FFHR category are McDonald’s Corporation or McDonald’s and Wendy’s International, Inc. or Wendy’s. To a lesser degree, we compete against national food service businesses offering alternative menus, such as Subway, Yum! Brands, Inc.’s Taco Bell, Pizza Hut and Kentucky Fried Chicken, casual restaurant chains, such as Applebee’s, Chili’s, Ruby Tuesday’s and “fast casual” restaurant chains, such as Panera Bread, as well as convenience stores and grocery stores that offer menu items comparable to that of Burger King restaurants. During the past year, the FFHR category has experienced flat or declining traffic which we believe is due in part to competition from these competitors.
      Our largest U.S. competitor, McDonald’s, has international operations that are significantly larger than ours. Non-FFHR based chains, such as KFC and Pizza Hut, have many outlets in international markets that compete with Burger King and other FFHR chains. In addition, Burger King restaurants compete internationally against local FFHR chains, and single-store locations. In one of our major European markets, the United Kingdom, much of the growth in the quick service restaurant segment is expected to come from sandwich shops, bakeries and new entrants that are diversifying into healthier options to respond to nutritional concerns. We believe that the large hamburger chains in the United Kingdom have experienced declining sales as they face increased competition not only from the sandwich shops and bakeries, but also from pubs that are repositioning themselves as family venues and offering inexpensive food.
Government Regulation
      We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees. Each Burger King restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. Difficulties in obtaining or the failure to obtain required licenses or approvals can delay or prevent the opening of a new restaurant in a particular area.
      In the United States, we are subject to the rules and regulations of the Federal Trade Commission, or the FTC, and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish to prospective franchisees a franchise offering circular containing proscribed information. A number of states, in which we are currently franchising, regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Substantive state laws that regulate the franchisor/franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

      Company restaurant operations and our relationships with franchisees are subject to federal and state antitrust laws. Company restaurant operations are also subject to federal and state laws as to wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level.
      Internationally, our company and franchise restaurants are subject to national and local laws and regulations, which are generally similar to those affecting our U.S. restaurants, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.
Working Capital
      Information about the Company’s working capital (changes in current assets and current liabilities) is included in the Consolidated Statements of Cash Flows in Part II, Item 8.
Tax Matters
      As a matter of course, we are regularly audited by various tax authorities. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable law and that we have adequately provided for these matters. We are in the process of being audited by the U.S. Internal Revenue Service. The audit relates to both executive compensation and income taxes for our 2003 and 2004 fiscal years. At this time, we do not know when this audit will be completed or what its impact, if any, will be.
Environmental Matters
      We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2006, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.
Customers
      Our business in not dependent upon a single customer or a small group of customers, including franchisees. No franchisees or customers accounted for more than 10% of total consolidated revenues in fiscal 2006.
Government Contracts
      No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.
Seasonal Operations
      Our business is moderately seasonal. Restaurant sales are typically higher in our fourth and first fiscal quarters, which are the spring and summer months when weather is warmer, than in our second and third fiscal quarters, which are the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.
Our Employees
      As of June 30, 2006, we had approximately 37,000 employees in our company restaurants, field management offices and global headquarters. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good.
Financial Information about Business Segments and Geographic Areas
      Financial information about our significant geographic areas (U.S. & Canada, EMEA/ APAC, and Latin America) is incorporated herein by reference from “Selected Financial Data” in Part II, Item 6; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7; and in the “Financial Statements and Supplementary Data” in Part II, Item 8.
Available Information
      The Company makes available through the Investor Relations section of its internet website at www.bk.com, this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). This information is also available at www.sec.gov. The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.
      Our Corporate Governance Guidelines and our Code of Business Ethics and Conduct are also located within the Investor Relations section of our website. These documents, as well as our SEC filings, are available in print to any shareholder who requests a copy from our Investor Relations Department.

Item 1A.	Risk Factors
Special Note Regarding Forward-Looking Statements
      This Annual Report on Form 10-K includes forward-looking statements under the captions “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. In some cases, you can identify these statements by forward-looking words such as “may,”, “might,” “will,”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.
Our operating results may fluctuate significantly and could fall below expectations of securities analysts and investors due to various factors.
      Our operating results may fluctuate significantly because of a number of factors, including the risk factors discussed in this section. Moreover, we may not be able to successfully implement the business strategy described in Part II, Item 7 of this Form 10-K, and implementing our business strategy may not sustain or improve our results of operations or increase our market share. As a result of the factors described in this section, operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and system-wide sales, comparable sales and average restaurant sales for any future period may decrease. In the future, our operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

Our success depends on our ability to compete with our major competitors.
      The restaurant industry is intensely competitive and we compete in the United States and internationally with many well-established food service companies on the basis of price, service, location and food quality. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators to well-capitalized national and international restaurant companies. McDonald’s and Wendy’s are our principal competitors. As our competitors expand their operations, including through acquisitions or otherwise, we expect competition to intensify. We also compete against regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. Some of our competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the quick service restaurant segment in general better than we can.
      To a lesser degree, we compete against national food service businesses offering alternative menus, such as Subway and Yum! Brands, Inc.’s Taco Bell, Pizza Hut and Kentucky Fried Chicken, casual restaurant chains, such as Applebee’s, Chili’s, Ruby Tuesday’s and “fast casual” restaurant chains, such as Panera Bread, as well as convenience stores and grocery stores that offer menu items comparable to that of Burger King restaurants. During the past year, the fast food hamburger restaurant, or FFHR, category has experienced flat or declining traffic which we believe is due in part to competition from these competitors. In one of our major European markets, the United Kingdom, much of the growth in the quick service restaurant segment is expected to come from bakeries, sandwich shops and new entrants that are diversifying into healthier options to respond to nutritional concerns. We believe that the large hamburger chains in the United Kingdom have experienced declining sales as they face increased competition from not only the bakeries and sandwich shops, but also from pubs that are re-positioning themselves as family venues and offering inexpensive food.
      Finally, the restaurant industry has few non-economic barriers to entry, and therefore new competitors may emerge at any time. To the extent that one of our existing or future competitors offers items that are better priced or more appealing to consumer tastes or a competitor increases the number of restaurants it operates in one of our key markets or offers financial incentives to personnel, franchisees or prospective sellers of real estate in excess of what we offer, it could have a material adverse effect on our financial condition and results of operations. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees.
Our operating results are closely tied to the success of our franchisees. Over the last several years, many franchisees in the United States, Canada and the United Kingdom have experienced severe financial distress, and our franchisees may experience financial distress in the future.
      We receive revenues in the form of royalties and fees from our franchisees. As a result, our operating results substantially depend upon our franchisees’ restaurant profitability, sales volumes and financial viability. In December 2002, over one-third of our franchisees in the United States and Canada were facing financial distress primarily due to over-leverage. Many of these franchisees became over-leveraged because they took advantage of the lending environment in the late 1990s to incur additional indebtedness without having to offer significant collateral. Others became over-leveraged because they financed the acquisition of restaurants from other franchisees at premium prices on the assumption that sales would continue to grow. When sales began to decline, many of these franchisees were unable to service their indebtedness. Our largest franchisee, with over 300 restaurants, declared bankruptcy in December 2002 and a number of our other large franchisees defaulted on their indebtedness. This distress affected our results of operations as the franchisees did not pay, or delayed or reduced payments of royalties, national advertising fund contributions and rents for properties we leased to them.
      In response to this situation, we established the Franchisee Financial Restructuring Program, or FFRP program, in February 2003 to address our franchisees’ financial problems in the United States and Canada. At the FFRP program’s peak in August 2003, over 2,540 restaurants were in the FFRP program. From December 2002 through June 30, 2006, we wrote off over $106 million in the United States in uncollectible accounts receivable (principally royalties, advertising fund contributions and rents). We have introduced a similar program on a smaller scale in the United Kingdom to respond to negative trends in that market. For more information on the FFRP program and its financial impact on us, see Part II, Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability of Results — Historical Franchisee Financial Distress.”
      Our franchisees are independent operators, and their decision to incur indebtedness is generally outside of our control and could result in financial distress in the future due to over-leverage. In connection with sales of company restaurants to franchisees, we have guaranteed certain lease payments of franchisees arising from leases assigned to the franchisees as part of the sale, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The aggregate contingent obligation arising from these assigned lease guarantees was $112 million at June 30, 2006, expiring over an average period of five years. In addition, franchisees that have completed the FFRP program in the United States, Canada or the United Kingdom, and franchisees that have not experienced financial distress in the past may experience financial distress in the future. The resolution of future franchisee financial difficulties, if possible, could be difficult and would likely result in additional costs to us, including potentially under our lease guarantees, and might result in a decrease in our revenues and earnings. In addition, lenders to our franchisees were affected by the financial distress and there can be no assurance that current or prospective franchisees can obtain necessary financing in light of the history of financial distress.
Approximately 90% of our restaurants are franchised and this restaurant ownership mix presents a number of disadvantages and risks.
      Approximately 90% of our restaurants are franchised and we do not expect the percentage of franchise restaurants to change significantly as we implement our growth strategy. Although we believe that this restaurant ownership mix is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees, it also presents a number of drawbacks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership.
      Franchisees are independent operators and have a significant amount of flexibility in running their operations, including the ability to set prices of our products in their restaurants. Their employees are not our employees. Although we can exercise control over our franchisees and their restaurant operations to a limited extent through our ability under the franchise agreements to mandate signage, equipment and standardized operating procedures and approve suppliers, distributors and products, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. In addition, we set minimum restaurant opening hours, but we have no right to mandate longer hours. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise and property revenues could decline.
      Our principal competitors may have greater control over their respective restaurant systems than we do. McDonald’s exercises control through its significantly higher percentage of company restaurants and ownership of franchisee real estate. Wendy’s also has a higher percentage of company restaurants than we do. As a result of the greater number of company restaurants, McDonald’s and Wendy’s may have a greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.
If we fail to successfully implement our international growth strategy, our ability to increase our revenues and operating profits could be adversely affected and our overall business could be adversely affected.
      A significant component of our growth strategy involves opening new international restaurants in both existing and new markets. We and our franchisees face many challenges in opening new international restaurants, including, among others:

•	the selection and availability of suitable restaurant locations;

•	the negotiation of acceptable lease terms;

•	the ability of franchisees to obtain acceptable financing terms;

•	securing required foreign governmental permits and approvals;

•	securing acceptable suppliers; and

•	employing and training qualified personnel.
      We are planning to expand our international operations in markets where we currently operate and in selected new markets. Operations in foreign markets may be affected by consumer preferences and local market conditions. For example, we have experienced declining sales and operating profits in certain foreign markets, such as the United Kingdom, due in part to franchisee financial distress and concerns about obesity as well as high operating expenses. We may not be successful in developing effective initiatives to reverse these trends. Therefore, to the extent that we open new company restaurants in existing foreign markets, we may not experience the operating margins we expect, and our expected growth in our results of operations may be negatively impacted.
      We expect that most of our international growth will be accomplished through the opening of additional franchise restaurants. However, our franchisees may be unwilling or unable to increase their investment in our system by opening new restaurants, particularly if their existing restaurants are not generating positive financial results. Moreover, opening new franchise restaurants depends, in part, upon the availability of prospective franchisees who meet our criteria, including extensive knowledge of the local market. In the past, we have approved franchisees that were unsuccessful in implementing their expansion plans, particularly in new markets. There can be no assurance that we will be able to find franchisees who meet our criteria, or if we find such franchisees, that they will successfully implement their expansion plans.
Our operating results depend on the effectiveness of our marketing and advertising programs and franchisee support of these programs.
      Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new customers and retain existing customers. If our marketing and advertising programs are unsuccessful, our results of operations could be materially adversely affected. Moreover, because franchisees and company restaurants contribute to our marketing fund based on a percentage of their gross sales, our marketing fund expenditures are dependent upon sales volumes at system-wide restaurants. If system sales decline, there will be a reduced amount available for our marketing and advertising programs.
      The support of our franchisees is critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. In the United States, we poll our franchisees before introducing any nationally-or locally-advertised price or discount promotion to gauge the level of support for the campaign. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. At the time of the December 2002 acquisition, our relationships with franchisees were strained. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives would adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.
We recently promoted members of our existing senior management team as a result of the departure of our Chairman and Chief Executive Officer; failure to manage a smooth transition of those senior management into their new positions, the loss of key management personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
      On April 7, 2006, we announced the promotion of John Chidsey, who had been our President and Chief Financial Officer, to Chief Executive Officer as a result of the departure of Greg Brenneman, who had been our Chief Executive Officer since August 2004 and our Chairman since February 2005. On the same date, we announced the promotion of Ben Wells, who had been our Senior Vice President and Treasurer, to Chief Financial Officer and Treasurer. Changes in senior management, even changes involving the promotion of existing senior management, involve inherent disruptions. If we fail to manage a smooth transition of Messrs. Chidsey and Wells into their new positions, our ability to operate and grow successfully and our business generally could be harmed.
      In addition, the success of our business to date has been, and our continuing success will be, dependent to a large degree on the continued services of our executive officers, including Messrs. Chidsey and Wells; President, Global Marketing Strategy and Innovation, Russell Klein; Chief Operations Officer, Jim Hyatt; and other key personnel who have extensive experience in the franchising and food industries. If we lose the services of any of these key personnel and fail to manage a smooth transition to new personnel, our business would suffer.
Incidents of food-borne illnesses or food tampering could materially damage our reputation and reduce our restaurant sales.
      Our business is susceptible to the risk of food-borne illnesses (such as e-coli, bovine spongiform encephalopathy or “mad cow’s disease”, hepatitis A, trichinosis or salmonella). We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as bovine spongiform encephalopathy, that could give rise to claims or allegations on a retroactive basis. Reports in the media of one or more instances of food-borne illness in one of our restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national or international impact if highly publicized. The risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant. Furthermore, other illnesses, such as foot and mouth disease or avian influenza, could adversely affect the supply of some of our food products and significantly increase our costs.
      In addition, our industry has long been subject to the threat of food tampering by suppliers, employees or customers, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations of restaurant chains in the quick service restaurant segment and could affect us in the future as well. Instances of food tampering, even those occurring solely at restaurants of our competitors could, by resulting in negative publicity about the restaurant industry, adversely affect our sales on a local, regional, national or system-wide basis. A decrease in customer traffic as a result of these health concerns or negative publicity could materially harm our business, results of operations and financial condition.
Our business is affected by changes in consumer preferences and consumer discretionary spending.
      The restaurant industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid our products in favor of alternative or healthier foods, our business could be hurt. In addition, negative publicity about our products could materially harm our business, results of operations and financial condition.
      Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions, consumer confidence and the availability of discretionary income. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or limit our ability to raise prices, either of which could have a material adverse effect on our financial condition and results of operations. Accordingly, we may experience declines in sales during economic downturns or periods of prolonged elevated energy prices or due to possible terrorist attacks. Any material decline in consumer confidence or in the amount of discretionary spending either in the United States or, as we continue to expand internationally, in other countries in which we operate, could have a material adverse effect on our business, results of operations and financial condition.

A substantial number of franchise agreements will expire in the next five years and there can be no assurance that the franchisees can or will renew their franchise agreements with us.
      Our franchise agreements typically have a 20-year term, and franchise agreements covering approximately 2,000 restaurants, or approximately 20% of the total number of franchise restaurants, will expire in the next five years. These franchisees may not be willing or able to renew their franchise agreements with us. For example, franchisees may decide not to renew due to low sales volumes or may be unable to renew due to the failure to secure lease renewals. In order for a franchisee to renew its franchise agreement with us, it typically must pay a $50,000 franchise fee, remodel its restaurant to conform to our current standards and, in many cases, renew its property lease with its landlord. The average cost to remodel a stand-alone restaurant in the United States is approximately $230,000 and franchisees generally require additional capital to undertake the required remodeling and pay the franchise fee, which may not be available to the franchisee on acceptable terms or at all.
      Over the past three fiscal years, we have experienced lower levels of franchisees in the United States renewing their franchise agreements for a standard additional 20-year term than we have historically experienced. In many cases, however, we agreed to extend the existing franchise agreements to avoid the closure of restaurants by giving franchisees additional time to comply with our renewal requirements. In addition, during fiscal 2000 and 2001, we offered an incentive program to franchisees in the United States in which franchisees could renew their franchise agreements prior to expiration and pay reduced royalties for a limited period. Approximately 1,100 restaurants participated in this incentive program. Many of these participants had franchise agreements that would have otherwise expired over the next several years. We believe that this program had a significant impact on our renewal rates in fiscal 2004, 2005 and 2006 because franchisees that would otherwise have renewed during those fiscal years had already signed new franchise agreements for a standard additional 20-year term.
      During fiscal 2004, 2005 and 2006, a total of 333, 435 and 409 franchise agreements, respectively, expired in the United States, including, for each year, an estimated 150 that had expired during previous years but were extended. Of the 333 agreements that expired in fiscal 2004, 53, or 16%, were renewed and 103, or 31%, were extended for periods that ranged from nine months to two years. Of the 435 agreements that expired in fiscal 2005, 168, or 39%, were renewed and 130, or 30%, were extended for periods that also ranged from nine months to two years. Of the 409 agreements that expired in fiscal 2006, 191, or 47%, were renewed and 113, or 28%, were extended for similar periods. Additionally, 87, 89 and 98 restaurants with expiring franchise agreements closed during fiscal 2004, 2005 and 2006, respectively, or 26%, 20% and 24% of the total number of expiring franchise agreements for such periods, respectively. The balance of the restaurants with expiring franchise agreements had no agreement in place by the end of the relevant fiscal period, in many cases because franchisees had not completed the renewal documentation, but continued to operate and pay royalty and advertising fund contributions in compliance with the terms of their expired franchise agreements.
      If a substantial number of our franchisees cannot or decide not to renew their franchise agreements with us, then our business, results of operations and financial condition would suffer.
Increases in the cost of food, paper products and energy could harm our profitability and operating results.
      The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. Food and paper products typically represent approximately 31% of our company restaurant revenues. Fluctuations in weather, supply and demand and economic conditions could adversely affect the cost, availability and quality of some of our critical products, including beef. Our inability to obtain requisite quantities of high-quality ingredients would adversely affect our ability to provide the menu items that are central to our business. The highly competitive nature of our industry may limit our ability to pass through these increased costs to our customers, causing our operating margins to decrease.
      We purchase large quantities of beef and our beef costs in the United States represent approximately 20% of our food, paper and product costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. If the price of beef or other food products that we use in our restaurants increase in the future and we choose not to pass, or cannot pass, these increases on to our customers, our operating margins would decrease.
      The recent increase in energy costs in the United States has also adversely affected our business and may continue to have this effect. Energy costs for our company restaurants in the United States, principally electricity for lighting restaurants and natural gas for our broilers, increased by $3.6 million in fiscal 2006. We have generally not been able to pass these increased costs on to our customers and continued high energy costs could adversely affect our and our franchisees’ business, results of operation and financial condition.
We rely on distributors of food, beverages and other products that are necessary for our and our franchisees’ operations. If these distributors fail to provide the necessary products in a timely fashion, our business would face supply shortages and our results of operations might be adversely affected.
      We and our franchisees are dependent on frequent deliveries of perishable food products that meet our specifications. Five distributors service approximately 88% of our U.S. system and the loss of any one of these distributors would likely adversely affect our business. Moreover, our distributors operate in a competitive and low-margin business environment and, as a result, they often extend favorable credit terms to our franchisees. If certain of our franchisees experience financial distress and do not pay distributors for products bought from them, those distributors’ operations would likely be adversely affected which could jeopardize their ability to continue to supply us and our other franchisees with needed products. Finally, unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, such as hurricanes, further terrorist attacks or other conditions could result in shortages or interruptions in the supply of perishable food products. A disruption in our supply and distribution network as a result of the financial distress of our franchisees or otherwise could result in increased costs to source needed products and could have a severe impact on our and our franchisees’ ability to continue to offer menu items to our customers. Such a disruption could adversely affect our and our franchisees’ business, results of operation and financial condition.
Labor shortages or increases in labor costs could slow our growth or harm our business.
      The success of our business depends in part upon our ability to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to achieve sustained high service levels, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages which could result in higher labor costs. In addition, increases in the minimum wage or labor regulation could increase our labor costs. For example, there has been increased legislative activity at the state and federal level to increase the minimum wage in the United States, and our European markets have seen increased minimum wages due to a higher level of regulation. We may be unable to increase our prices in order to pass these increased labor costs on to our customers, in which case our and our franchisees’ margins would be negatively affected.
Our international operations subject us to additional risks and costs and may cause our profitability to decline.
      Our restaurants are currently operated, directly by us or by franchisees, in 64 foreign countries and U.S. territories (Guam and Puerto Rico, which are considered part of our international business). During fiscal 2006 and fiscal 2005, our revenues from international operations were approximately $809 million and $794 million, or 40% and 41% of total revenues, respectively. Our financial condition and results of operations may be adversely affected if international markets in which our company and franchise restaurants compete are affected by changes in political, economic or other factors. These factors, over which neither we nor our franchisees have control, may include:

•	economic recessions;

•	changing labor conditions and difficulties in staffing and managing our foreign operations;

•	increases in the taxes we pay and other changes in applicable tax laws;

•	legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in inflation rates;

•	changes in exchange rates;

•	difficulty in collecting our royalties and longer payment cycles;

•	expropriation of private enterprises;

•	political and economic instability and anti-American sentiment; and

•	other external factors.
      These factors may increase in importance as we expect to open additional company and franchise restaurants in international markets as part of our growth strategy.
Our business is subject to fluctuations in foreign currency exchange and interest rates.
      Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our foreign operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate company restaurants, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many foreign countries where we do not have company restaurants our franchisees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted from fluctuations in exchange rates. In fiscal 2006, operating income would have decreased or increased $9.5 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar.
      Fluctuations in interest rates may also affect our business. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt. We do not attempt to hedge all of our debt and, as a result, may incur higher interest costs for portions of our debt which are not hedged.
We or our franchisees may not be able to renew leases or control rent increases at existing restaurant locations or obtain leases for new restaurants.
      Many of our company restaurants are presently located on leased premises. In addition, our franchisees generally lease their restaurant locations. At the end of the term of the lease, we or our franchisees might be forced to find a new location to lease or close the restaurant. If we are able to negotiate a new lease at the existing location or an extension of the existing lease, the rent may increase significantly. Any of these events could adversely affect our profitability or our franchisees’ profitability. Some leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value. We compete with numerous other retailers and restaurants for sites in the highly competitive market for retail real estate and some landlords and developers may exclusively grant locations to our competitors. As a result, we may not be able to obtain new leases or renew existing ones on acceptable terms, which could adversely affect our sales and brand-building initiatives. In the United Kingdom, we have approximately 70 leases for properties that we sublease to franchisees in which the lease term with our landlords are longer than the sublease. As a result, we may be liable for lease obligations if such franchisees do not renew their subleases or if we cannot find substitute tenants.
Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.
      The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in these locations. If we cannot obtain desirable locations at reasonable prices, our ability to effect our growth strategy will be adversely affected.
We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.
      We depend in large part on our brand, which represents 35% of the total assets on our balance sheet, and we believe that it is very important to our success and our competitive position to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.
      We may from time to time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.
Our indebtedness under our senior secured credit facility is substantial and could limit our ability to grow our business.
      As of June 30, 2006, we had total indebtedness under our senior secured credit facility of $994 million. An additional $50 million prepayment was made on July 31, 2006 reducing the balance to $944 million. Our indebtedness could have important consequences to our shareholders.
      For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness if we do not maintain specified financial ratios, thereby reducing the availability of our cash flow for other purposes; or

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less indebtedness.
      In addition, our senior secured credit facility permits us to incur additional indebtedness in the future. As of June 30, 2006, we had $109 million available to us for additional borrowing under our $150 million revolving facility portion of our senior secured credit facility (net of $41 million in letters of credit issued under the revolving credit facility). If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.
Our senior secured credit facility has restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.
      Our senior secured credit facility contains a number of significant covenants. These covenants limit our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	make capital expenditures and other investments above a certain level;

•	merge, consolidate or dispose of our assets or the capital stock or assets of any subsidiary;

•	pay dividends, make distributions or redeem capital stock in certain circumstances;

•	enter into transactions with our affiliates;

•	grant liens on our assets or the assets of our subsidiaries;

•	enter into the sale and subsequent lease-back of real property; and

•	make or repay intercompany loans.
      Our senior secured credit facility requires us to maintain specified financial ratios. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those ratios. A breach of any of those restrictive covenants or our inability to comply with the required financial ratios would result in a default under our senior secured credit facility or require us to dedicate a substantial portion of our cash flow from operations to payment on our indebtedness. If the banks accelerate amounts owing under our senior secured credit facility because of a default and we are unable to pay such amounts, the banks have a right to foreclose on the stock of BKC and certain of its subsidiaries.
We face risks of litigation and pressure tactics, such as strikes, boycotts and negative publicity from customers, franchisees, suppliers, employees and others, which could divert our financial and management resources and which may negatively impact our financial condition and results of operations.
      Class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have targeted children and encouraged obesity. We have also been sued in California under Proposition 65 to force disclosure of warnings that certain of our products, such as french fries and flame-broiled hamburgers, may expose customers to potentially cancer-causing chemicals. In addition, we face the risk of lawsuits and negative publicity resulting from injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or our playground equipment.
      In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees and grow our business in the United States and internationally.
      In addition, activist groups, including animal rights activists and groups acting on behalf of franchisees, the workers who work for our suppliers and others, have in the past, and may in the future, use pressure tactics to generate adverse publicity about us by alleging, for example, inhumane treatment of animals by our suppliers, poor working conditions or unfair purchasing policies. These groups may be able to coordinate their actions with other groups, threaten strikes or boycotts or enlist the support of well-known persons or organizations in order to increase the pressure on us to achieve their stated aims. In the future, these actions or the threat of these actions may force us to change our business practices or pricing policies, which may have a material adverse effect on our business, results of operations and financial condition.
      Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, mismanagement of the system, unfair or unequal treatment, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and if one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, results of operations and financial condition could be harmed.
Our failure to comply with existing or increased government regulations or becoming subject to future regulation relating to the products that we sell could adversely affect our business and operating results.
      We are currently subject to numerous federal, state, local and foreign laws and regulations, including those relating to: the preparation and sale of food; building and zoning requirements; environmental protection and litter removal; minimum wage, overtime, immigration and other labor requirements; the taxation of our business; compliance with the Americans with Disabilities Act (ADA); and working and safety conditions.
      If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our and our franchisees’ capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.
      We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. Additionally, these laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines, other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by our franchisees based upon alleged violations of these laws.
      The ADA prohibits discrimination on the basis of disability in public accommodations and employment. We have, in the past, been required to make certain modifications to our restaurants pursuant to the ADA. Although our obligations under those requirements are substantially complete, future mandated modifications to our facilities to make different accommodations for disabled persons could result in material unanticipated expense to us and our franchisees.
      In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States and the United Kingdom. For example, a bill was introduced in the United States Congress that would compel the listing of all nutritional information on fast food menu boards and the Center for Science in the Public Interest, a non-profit advocacy organization, has sued the U.S. Food and Drug Administration to reduce the permitted sodium levels in processed foods. The Attorney General of the State of California is currently suing us and our major competitors under Proposition 65 to force the disclosure of warnings that carbohydrate-rich foods cooked at high temperatures, such as french fries, contain the potentially cancer-causing chemical acrylamide. In addition, public interest groups have also focused attention on the marketing of these foods to children in a stated effort to combat childhood obesity. We cannot predict whether we will become subject in the future to these or other regulatory or tax regimes or how burdensome they could be to our business. Any future regulation or taxation of our products or payments from our franchisees could materially adversely affect our business, results of operations and financial condition.
Compliance with or cleanup activities required by environmental laws may hurt our business.
      We are subject to various federal, state, local and foreign environmental laws and regulations. These laws and regulations govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to, hazardous substances. These laws and regulations provide for significant fines and penalties for noncompliance. If we fail to comply with these laws or regulations, we could be fined or otherwise sanctioned by regulators. Third parties may also make personal injury, property damage or other claims against owners or operators of properties associated with releases of, or actual or alleged exposure to, hazardous substances at, on or from our properties.
      Environmental conditions relating to prior, existing or future restaurants or restaurant sites, including franchised sites, may have a material adverse effect on us. Moreover, the adoption of new or more stringent environmental laws or regulations could result in a material environmental liability to us and the current environmental condition of the properties could be harmed by tenants or other third parties or by the condition of land or operations in the vicinity of our properties.
Regulation of genetically modified food products may force us to find alternative sources of supply.
      As is the case with many other companies in the restaurant industry, some of our products contain genetically engineered food ingredients. Our U.S. suppliers are not required to label their products as such.

Environmental groups, some scientists and consumers, particularly in Europe, are raising questions regarding the potential adverse side effects, long-term risks and uncertainties associated with genetically modified foods. Regulatory agencies in Europe and elsewhere have imposed labeling requirements on genetically modified food products. Increased regulation of and opposition to genetically engineered food products have in the past forced us and may in the future force us to use alternative non-genetically engineered sources at increased costs.
Our current principal stockholders have significant influence over us, and they could delay, deter or prevent a change of control or other business combination or otherwise cause us to take action with which you may disagree.
      The private equity funds controlled by the Sponsors together beneficially own approximately 75.9% of our outstanding common stock. In addition, six of our 13 directors are representatives of the private equity funds controlled by the Sponsors. Each Sponsor retains the right to nominate two directors, subject to reduction and elimination as the stock ownership percentage of the private equity funds controlled by the applicable Sponsor declines. As a result, these private equity funds have significant influence over our decision to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.
We are a “controlled company” within the meaning of the New York Stock Exchange rules, and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
      The private equity funds controlled by the Sponsors collectively own more than 50% of the total voting power of our common shares and thus we are a “controlled company” under the New York Stock Exchange, or NYSE, corporate governance standards. As a controlled company, we utilize certain exemptions under the NYSE standards that free us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of independent directors;

•	that we have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and governance committee and compensation committee.
      While our executive and corporate governance committee and our compensation committee have charters that comply with the NYSE requirements, we are not required to maintain those charters. As a result of our use of these exemptions, our stockholders will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
      Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce a stockholder’s influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in a stockholder’s interest in the Company being subject to the prior rights of holders of that preferred stock.

The sale of a substantial number of shares of our common stock may cause the market price of shares of our common stock to decline.
      Future sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. The shares of our common stock outstanding prior to our initial public offering will be eligible for sale in the public market at various times in the future. We, all of our executive officers, directors and the private equity funds controlled by the Sponsors and certain of our other officers have agreed, subject to certain exceptions, not to sell any shares of our common stock until after November 13, 2006 without the prior written consent of J.P. Morgan Securities Inc. Upon expiration of the lock-up period described above, up to approximately 4,840,944 additional shares of common stock may be eligible for sale in the public market without restriction, and up to approximately 107,239,245 shares of common stock held by affiliates may become eligible for sale, subject to the restrictions under Rule 144 under the Securities Act of 1933. In addition, the private equity funds controlled by the Sponsors have the right to require us to register their shares.
Provisions in our certificate of incorporation could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect existing stockholders.
      Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by our stockholders. The rights of the holders of our common shares will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power or economic value of the holders of common stock.
We currently do not intend to pay dividends on our common stock and consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
      We currently do not plan to pay dividends on shares of our common stock in the near future. The terms of our senior secured credit facility limit our ability to pay cash dividends. Furthermore, if we are in default under this credit facility, our ability to pay cash dividends will be limited in certain circumstances in the absence of a waiver of that default or an amendment to that facility. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries. Consequently, a stockholder’s only opportunity to achieve a return on his or her investment in our company will be if the market price of our common stock appreciates.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our global headquarters is located in Miami, Florida and consists of approximately 213,000 square feet which we lease as well as another 42,950 square foot building which we also lease. We have recently signed a 15-year lease to move our global headquarters into a building to be constructed in Coral Gables, Florida. We currently plan to occupy a space of 224,638 square feet in the new building beginning in 2008. Our regional headquarters are located in Zug, Switzerland for EMEA and Singapore for APAC. We also lease properties for our regional offices in the United Kingdom, Germany and Spain. The lease for our London office has expired, and we are currently negotiating renewal terms with the landlord. We lease an office space of 46,864 square feet in Munich, Germany under a lease that expires in August 2015. In Madrid, Spain, we lease an office space of 16,210 square feet under a lease that expires in March 2009. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.
      In the United Kingdom, many of our leases for our restaurant properties are subject to rent reviews every five years, which may result in rent adjustments to reflect current market rents for the next five years.

      The following table presents information regarding our properties as of June 30, 2006:

		Leased

			Building/
			Land &	Total
	Owned(1)	Land	Building	Leases	Total

United States and Canada:
Company restaurants	337	187	354	541	878
Franchisee-operated properties	466	263	198	461	927
Non-operating restaurant locations	35	31	12	43	78
Offices	—	—	7	7	7

Total	838	481	571	1,052	1,890

International:
Company restaurants	20	35	310	345	365
Franchisee-operated properties	4	—	135	135	139
Non-operating restaurant locations	1	—	28	28	29
Offices	—	3	7	10	10

Total	25	38	480	518	543

(1)	Owned refers to properties where we own the land and the building.

Item 3.	Legal Proceedings
Litigation
      On September 5, 2002, a lawsuit was filed against McDonald’s and us in the Superior Court of California in Los Angeles County (Case No. BC280980) (Council for Education and Research on Toxics v. McDonald’s Corporation, Burger King Corporation, et al,) alleging that the defendants violated Proposition 65 and the California Unfair Competition Act by failing to warn about the presence of acrylamide, a Proposition 65 regulated chemical, in french fries. The case was stayed for three years pending the outcome of a proposed regulatory action by California’s Office of Environmental Health Hazard Assessment (“OEHHA”), the lead agency with primary jurisdiction for implementing Proposition 65. The court agreed to stay the case until the agency proposed updated regulations for acrylamide in foods. In April 2005, the agency proposed new regulations, including safe harbor warning language and a format for warnings to be provided on signs at retail grocery stores or restaurants. On March 30, 2006, OEHHA withdrew its proposed regulations promising to issue a new proposal in 60 days. No new proposals have been issued.
      On August 26, 2005, the Attorney General for California filed a lawsuit against us and eight others in the food industry, in the Superior Court of California in Los Angeles County (Case No. BC338956) (People of the State of California, ex rel Bill Lockyer, Attorney General of the State of California v. Frito-Lay, Inc., et al.), seeking an order providing for an unspecified warning to be provided to consumers regarding the presence of acrylamide in french fries and an unspecified monetary payment. The Attorney General’s case, the CERT case and a number of other cases filed against other companies by three different private plaintiffs’ groups alleging similar violations were deemed related in January 2006 and assigned to a single judge in the Complex Litigation Division of the Los Angeles Superior Court. On March 31, 2006, the court lifted the stay in the related cases, allowing the matters to proceed. Discovery and motions practice has commenced in the related cases.
      On July 24, 2006, we were served with a lawsuit against us and CKE Restaurants in the Superior Court of California in Sacramento County (Case No. 06AS02168) (Leeman v. Burger King Corporation, et al.). The complaint alleges that we violated Proposition 65 by failing to warn consumers about the presence of chemicals known as polycyclic aromatic hydrocarbons (commonly known as PAHs) found in flame-broiled meats, including our large flame-broiled burgers such as the Triple Whopper. The chemicals at issue are listed in Proposition 65 as possible human carcinogens or reproductive toxicants.

      In the event that there is a finding of liability in these cases, we would be exposed to a potential obligation for payment of plaintiff’s attorneys’ fees, penalties (in an amount to be set by the court) and injunctive relief. It is not possible to ascertain with any degree of confidence the amount of our financial exposure, if any.
Proposition 65 Notices
      On April 28, 2006, Physicians Committee for Responsible Medicine served us and others in our industry with a notice under Proposition 65 alleging a violation of Proposition 65 for not warning about the chemical compound PhIP in grilled chicken sandwiches served at restaurants in California. PhIP is listed in Proposition 65. The notice is a pre-condition to filing a lawsuit similar to the CERT lawsuit filed against us with respect to acrylamide in french fries. The 60-day period expired July 2, 2006, meaning that the plaintiff may now file suit against us.
      On July 26, 2006, we were served with a 60-day notice of intent to sue under Proposition 65 asserting that the french fries served at Burger King restaurants in California violate Proposition 65 because there are no warnings to customers that the product contains naphthalene, a Proposition 65 listed chemical. The 60-day notice period will expire on October 4, 2006, after which the plaintiff may file a lawsuit in California.
      It is not possible to ascertain with any degree of confidence the amount of our financial exposure, if any, if we are sued in connection with these matters.
      From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Item 4.	Submission of Matters to a Vote of Security Holders
      The following matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006:

By written consent dated April 7, 2006, the holders of approximately 97% of the common stock of the Company elected John W. Chidsey to serve on the Board of Directors of the Company, effective as of April 7, 2006. The Company did not solicit proxies.

By written consent dated May 1, 2006, the holders of approximately 97% of the common stock of the Company approved the amended and restated certificate of incorporation and bylaws, elected all of the nominees to the Board, approved a 26.34608 for 1 stock split of the Company’s common stock and approved and adopted the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan and reservation of shares to be issued under the plan. The Company did not solicit proxies and the board of directors as previously reported to the SEC was re-elected in its entirety.

By written consent dated May 15, 2006, the holders of approximately 97% of the common stock of the Company approved and adopted the Burger King Holdings, Inc. Amended and Restated Equity Incentive Plan. The Company did not solicit proxies.

Information regarding executive officers is contained in Part III, Item 10 of this Form 10-K under the heading “Executive Officers of the Registrant.”
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
      Our common stock trades on the New York Stock Exchange under the symbol “BKC”. Trading of our common stock commenced on May 18, 2006 following the completion of our initial public offering. Prior to that date, no public market existed for our common stock. As of August 23, 2006 there were approximately

150 holders of record of our common stock. From May 18, 2006 through June 30, 2006, our common stock had a high trading price of $19.45 and a low trading price of $15.48. There were no repurchases of our common stock by or on behalf of us during the fourth quarter of fiscal 2006 and we do not have a formal or publicly announced stock repurchase program. The Bank of New York is the transfer agent and registrar of our common stock.
Recent Sales of Unregistered Securities
      In January 2006, the Company issued 46,212 shares of its common stock to a director of the Company for an aggregate of $1,000,000 in a private placement. In addition, during the 2006 fiscal year the Company issued an aggregate of 29,746 shares of common stock to certain employees in settlement of restricted stock unit awards in consideration of services rendered. During the same period, the Company issued an aggregate of 1,247,789 shares of its common stock to employees pursuant to the exercise of outstanding options for an aggregate of $6,089,377 in consideration of services rendered. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act or Rule 701 thereunder. In accordance with Rule 701, the shares were issued pursuant to a written compensatory benefit plan and the issuances did not, during the fiscal year, exceed 15% of the outstanding shares of the Company’s common stock, calculated in accordance with the provisions of Rule 701.
Dividend Policy
      On February 21, 2006, we paid an aggregate cash dividend of $367 million to holders of record of our common stock on February 9, 2006. We currently do not plan to declare further dividends on shares of our common stock in the near future. We intend to retain our future earnings for use in the operation and expansion of our business.
Securities Authorized for Issuance Under Equity Compensation Plans
      The following table presents information regarding options outstanding under our compensation plans as of June 30, 2006.

	Number of Securities
	to be Issued Upon	Weighted-Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
	Warrants and Rights	Warrants and Rights	for Future Issuance
	(a)	(b)	(c)

Plan Category
Equity Compensation Plans Approved by Security Holders:
Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	226,634	$17.13	6,886,808
Burger King Holdings, Inc. Amended and Restated Equity Incentive Plan	8,138,991	$7.62	5,545,427
Equity Compensation Plans Not Approved by Security Holders	—		—

TOTAL	8,365,625	$7.88	12,432,235

Use of Proceeds from Sale of Registered Securities
      On May 18, 2006, we commenced our initial public offering of our common stock, par value of $0.01, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-131897) that was declared effective on May 17, 2006. We registered 28,750,000 shares of Common Stock at a maximum offering price of $488.8 million pursuant to the registration statement, all of which were sold in the offering at a per share price of $17.00 for an aggregate offering price of $488.8 million. The selling shareholders sold 3,750,000 shares and we sold 25,000,000 shares in the offering. The managing underwriters in the offering were J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co.
      The net proceeds received by us in the offering were $392 million, determined as follows (in millions):

Aggregate offering proceeds to the Company	$425
Underwriting discounts and commissions	28
Other fees and expenses	5

Total Expenses	33

Net Proceeds to the Company	$392

      On May 26, 2006, we used $350 million of the net proceeds to repay the loan under our senior secured credit facility that was incurred to finance, in large part, the February 2006 dividend, described above under the heading “Dividend Policy”, and a one-time compensatory make whole payment in the amount of $33 million to certain holders of options and restricted stock units. In February 2006, we entered into an agreement with the Sponsors to pay a termination fee of $30 million to terminate our management agreement with the Sponsors upon completion of the initial public offering. The $30 million management agreement termination fee was paid in May 2006. The remainder of the net proceeds which totaled $12 million, will be used for general corporate purposes. The Goldman Sachs Funds, affiliates of Goldman, Sachs & Co., one of the managing underwriters in our initial public offering, own in excess of 10% of the issued and outstanding shares of our common stock. Except for amounts paid to Goldman, Sachs & Co., none of the underwriting discounts and commissions or offering expenses was incurred or paid to associates of our directors or to persons holding 10% or more of our common stock or to our affiliates.

Item 6.	Selected Financial Data
      On December 13, 2002, we acquired BKC through private equity funds controlled by the Sponsors. In this report, unless the context otherwise requires, all references to “we”, “us” and “our” refer to Burger King Holdings, Inc. and its subsidiaries, including BKC, for all periods subsequent to our December 13, 2002 acquisition of BKC. All references to our “predecessor” refer to BKC and its subsidiaries for all periods prior to the acquisition, which operated under a different ownership and capital structure. In addition, the acquisition was accounted for under the purchase method of accounting and resulted in purchase accounting allocations that affect the comparability of results of operations between periods before and after the acquisition.
      The following tables present selected consolidated financial and other data for us and our predecessor for each of the periods indicated. The selected historical financial data as of June 30, 2006 and 2005 and for the fiscal years ended June 30, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements and the notes thereto included in this report. The selected historical financial data as of June 30, 2004 and 2003 and for the period December 13, 2002 to June 30, 2003 have been derived from our audited consolidated financial statements and the notes thereto, which are not included in this report.
      The selected historical financial data for our predecessor as of June 30, 2002 and for the period July 1, 2002 to December 12, 2002 and the fiscal year ended June 30, 2002 have been derived from the audited consolidated financial statements and notes thereto of our predecessor, which are not included in this report. The combined financial data for the combined fiscal year ended June 30, 2003 have been derived from the audited consolidated financial statements and notes thereto of our predecessor and us, but have not been audited on a combined basis, do not comply with generally accepted accounting principles and are not intended to represent what our operating results would have been if the acquisition of BKC had occurred at the beginning of the period. The other operating data for the fiscal years ended June 30, 2006, 2005 and 2004 have been derived from our internal records.
      The selected historical consolidated financial and other operating data included below and elsewhere in this report are not necessarily indicative of future results. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

					Burger King
	Burger King Holdings, Inc.				Holdings, Inc. and
	and Subsidiaries				Subsidiaries	Predecessor

	For the			Combined	For the	For the
	Fiscal Years			Twelve	Period from	Period from	For the
	Ended June 30,			Months	December 13,	July 1, 2002	Fiscal Year
				Ended June 30,	2002 to June 30,	to December 12,	Ended June 30,
	2006	2005	2004	2003	2003	2002	2002

	(In millions, except per share data)
Income Statement Data:
Revenues:
Company restaurant revenues	$1,516	$1,407	$1,276	$1,174	$648	$526	$1,130
Franchise revenues	420	413	361	368	198	170	392
Property revenues	112	120	117	115	60	55	124

Total revenues	2,048	1,940	1,754	1,657	906	751	1,646
Company restaurant expenses:
Food, paper and product costs	470	437	391	359	197	162	354
Payroll and employee benefits	446	415	382	349	192	157	335
Occupancy and other operating costs	380	343	314	314	168	146	298

Total company restaurant expenses	1,296	1,195	1,087	1,022	557	465	987
Selling, general and administrative expenses(1)	488	487	474	472	248	224	422
Property expenses	57	64	58	55	28	27	58
Fees paid to affiliates(2)	39	9	8	6	5	1	7
Impairment of goodwill(3)	—	—	—	875	—	875	5
Other operating (income) expenses, net(3)	(2)	34	54	32	(7)	39	45

Total operating costs and expenses	1,878	1,789	1,681	2,462	831	1,631	1,524
Income (loss) from operations	170	151	73	(805)	75	(880)	122
Interest expense, net	72	73	64	81	35	46	105
Loss on early extinguishment of debt	18	—	—	—	—	—	—

Income (loss) before income taxes	80	78	9	(886)	40	(926)	17
Income tax expense (benefit)	53	31	4	(18)	16	(34)	54

Net income (loss)	$27	$47	$5	$(868)	$24	$(892)	$(37)

Per common share:
Earnings per share — basic	$0.24	$0.44	$0.05	*	$0.23	*	*
Earnings per share — diluted	$0.24	$0.44	$0.05	*	$0.23	*	*
Weighted average shares outstanding, basic	110.3	106.5	106.1	*	104.7	*	*
Weighted average shares outstanding, diluted	114.7	106.9	106.1	*	104.7	*	*

*	Not meaningful

					Burger King
	Burger King Holdings, Inc.				Holdings, Inc. and
	and Subsidiaries				Subsidiaries	Predecessor

				Combined	For the	For the
	For the Fiscal Year Ended			Twelve	Period from	Period from	For the
	June 30,			Months	December 13,	July 1, 2002	Fiscal Year
				Ended June 30,	2002 to June 30,	to December 12,	Ended June 30,
	2006	2005	2004	2003	2003	2002	2002

	(In millions)
Other Financial Data:
Net cash provided by operating activities	$74	$218	$199	$82	$81	$1	$212
Net cash used for investing activities	(74)	(5)	(184)	(587)	(485)	(102)	(349)
Net cash (used for) provided by financing activities	(173)	(2)	3	719	607	112	155
Capital expenditures	85	93	81	142	47	95	325
EBITDA(3)(4)	$258	$225	$136	$(719)	$118	$(837)	$283

	Burger King Holdings, Inc. and Subsidiaries				Predecessor

	As of June 30,
					As of June 30,
	2006	2005	2004	2003	2002

	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$259	$432	$221	$203	$54
Total assets	2,552	2,723	2,665	2,458	3,329
Total debt and capital lease obligations	1,065	1,339	1,294	1,251	1,323
Total liabilities	1,985	2,246	2,241	2,026	2,186
Total stockholders’ equity	$567	$477	$424	$432	$1,143

	Burger King Holdings, Inc. and
	Subsidiaries

	For the Years Ended June 30,

	2006	2005	2004

Other System-Wide Operating Data:
Comparable sales growth(5)(6)	1.9%	5.6%	1.0%
System-wide sales growth(5)	2.1%	6.1%	1.2%
Average restaurant sales (in millions)(5)	$1.126	$1.104	$1.014
Number of company restaurants:
United States and Canada	878	844	759
EMEA/ APAC(7)	293	283	277
Latin America(8)	69	60	51

Total company restaurants	1,240	1,187	1,087
Number of franchise restaurants:
United States and Canada	6,656	6,876	7,217
EMEA/ APAC(7)	2,494	2,373	2,308
Latin America(8)	739	668	615

Total franchise restaurants	9,889	9,917	10,140

Total system-wide restaurants	11,129	11,104	11,227

	Burger King Holdings, Inc. and
	Subsidiaries

	For the Years Ended June 30,

	2006	2005	2004

Segment Data:
Operating income (in millions):
United States and Canada	$295	$255	$115
EMEA/ APAC(7)	62	36	95
Latin America(8)	29	25	26
Unallocated(9)	(216)	(165)	(163)

Total operating income	$170	$151	$73

Company Restaurant Revenues (in millions):
United States and Canada	$1,032	$923	$802
EMEA/ APAC(7)	428	435	429
Latin America(8)	56	49	45

Total company restaurant revenues	$1,516	$1,407	$1,276

Company Restaurant Margin:
United States and Canada	14.1%	14.2%	11.3%
EMEA/ APAC(7)	13.8%	15.2%	18.9%
Latin America(8)	26.8%	30.6%	37.8%
Total company restaurant margin	14.5%	15.1%	14.8%
Franchise Revenues (in millions):
United States and Canada	$267	$269	$234
EMEA/ APAC(7)	119	114	102
Latin America(8)	34	30	25

Total franchise revenues	$420	$413	$361

Franchise sales (in millions)(10)	$10,903	$10,817	$10,055

(1)	Selling, general and administrative expenses included $72 million of intangible asset amortization in the fiscal year ended June 30, 2002.

(2)	Fees paid to affiliates are comprised primarily of management fees we paid to the Sponsors and fees paid by our predecessor to Diageo plc under management agreements. Fees paid to affiliates in fiscal 2006 also include a $30 million fee that we paid to terminate the management agreement with the Sponsors.

(3)	In connection with our acquisition of BKC, our predecessor recorded $35 million of intangible asset impairment charges within other operating (income) expenses, net and goodwill impairment charges of $875 million during the period from July 1, 2002 to December 12, 2002.

(4)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA incorporates certain operating drivers of our business such as sales growth, operating costs, general and administrative expenses and other income and expense. Capital expenditures, which impact depreciation and amortization, interest expense and income tax expense, are reviewed separately by management. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees. Further, management believes that EBITDA is a useful measure as it improves comparability of predecessor and successor results of operations, as purchase accounting renders depreciation and amortization non-comparable between predecessor and successor periods. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability of Results — Purchase Accounting”.

While EBITDA is not a recognized measure under generally accepted accounting principles, we believe EBITDA is useful to investors because it is frequently used by security analysts, investors and other interested parties to evaluate us and other companies in our industry. EBITDA is not intended to be a measure of liquidity or cash flows from operations nor a measure comparable to net income as it does not consider certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments.
      The following table is a reconciliation of our net income to EBITDA:

					Burger King
	Burger King Holdings, Inc.				Holdings, Inc. and
	and Subsidiaries				Subsidiaries	Predecessor

				Combined	For the	For the
	For the Fiscal Year Ended			Twelve	Period from	Period from	For the
	June 30,			Months	December 13,	July 1, 2002	Fiscal Year
				Ended June 30,	2002 to June 30,	to December 12,	Ended June 30,
	2006	2005	2004	2003	2003	2002	2002

	(In millions)
Net income (loss)	$27	$47	$5	$(868)	$24	$(892)	$(37)
Interest expense, net	72	73	64	81	35	46	105
Loss on early distinguishment of debt	18	—	—	—	—	—	—
Income tax expense (benefit)	53	31	4	(18)	16	(34)	54

Income (loss) from operations	170	151	73	(805)	75	(880)	122
Depreciation and amortization	88	74	63	86	43	43	161

EBITDA	$258	$225	$136	$(719)	$118	$(837)	$283

This presentation of EBITDA may not be directly comparable to similarly titled measures of other companies, since not all companies use identical calculations.

(5)	These are our key business measures. System-wide sales measures include sales at both company restaurants and franchise restaurants. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales. Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated using the prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trend, without distortion from the effect of foreign currency movements. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Measures”.

(6)	Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer. Comparable sales growth includes sales at company restaurants and franchise restaurants. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

(7)	Refers to our operations in Europe, the Middle East, Africa, Asia, Australia, New Zealand and Guam.

(8)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(9)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

(10)	Franchise sales represent sales at franchise restaurants and revenue to our franchisees. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales.
Burger King Holdings, Inc. and Subsidiaries Restaurant Count Analysis
      The following tables present information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

Worldwide

	Company	Franchise	Total

Beginning Balance July 1, 2003	1,061	10,274	11,335
Openings	29	275	304
Closings	(20)	(392)	(412)
Acquisitions, net of refranchisings	17	(17)	—

Ending Balance June 30, 2004	1,087	10,140	11,227

Openings	63	251	314
Closings	(23)	(414)	(437)
Acquisitions, net of refranchisings	60	(60)	—

Ending Balance June 30, 2005	1,187	9,917	11,104

Openings	23	326	349
Closings	(14)	(310)	(324)
Acquisitions, net of refranchisings	44	(44)	—

Ending Balance June 30, 2006	1,240	9,889	11,129

United States & Canada

	Company	Franchise	Total

Beginning Balance July 1, 2003	735	7,529	8,264
Openings	3	43	46
Closings	(16)	(318)	(334)
Acquisitions, net of refranchisings	37	(37)	—

Ending Balance June 30, 2004	759	7,217	7,976

Openings	33	21	54
Closings	(9)	(301)	(310)
Acquisitions, net of refranchisings	61	(61)	—

Ending Balance June 30, 2005	844	6,876	7,720

Openings	4	55	59
Closings	(10)	(235)	(245)
Acquisitions, net of refranchisings	40	(40)	—

Ending Balance June 30, 2006	878	6,656	7,534

EMEA/ APAC

	Company	Franchise	Total

Beginning Balance July 1, 2003	280	2,179	2,459
Openings	21	177	198
Closings	(4)	(68)	(72)
Acquisitions, net of refranchisings	(20)	20	—

Ending Balance June 30, 2004	277	2,308	2,585

Openings	21	165	186
Closings	(14)	(101)	(115)
Acquisitions, net of refranchisings	(1)	1	—

Ending Balance June 30, 2005	283	2,373	2,656

Openings	10	191	201
Closings	(4)	(66)	(70)
Acquisitions, net of refranchisings	4	(4)	—

Ending Balance June 30, 2006	293	2,494	2,787

Latin America

	Company	Franchise	Total

Beginning Balance July 1, 2003	46	566	612
Openings	5	55	60
Closings	—	(6)	(6)
Acquisitions, net of refranchisings	—	—	—

Ending Balance June 30, 2004	51	615	666

Openings	9	65	74
Closings	—	(12)	(12)
Acquisitions, net of refranchisings	—	—	—

Ending Balance June 30, 2005	60	668	728

Openings	9	80	89
Closings	—	(9)	(9)
Acquisitions, net of refranchisings	—	—	—

Ending Balance June 30, 2006	69	739	808

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors”, “Special Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.
      References to fiscal 2006, fiscal 2005 and fiscal 2004 in this section are to the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
Overview
      We are the second largest fast food hamburger restaurant, or FFHR, chain in the world as measured by the number of restaurants and system-wide sales. As of June 30, 2006, we owned or franchised a total of 11,129 restaurants in 65 countries and U.S. territories, of which 7,534 were located in the United States and Canada. At that date, 1,240 restaurants were company-owned and 9,889 were owned by our franchisees. We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. The FFHR category is highly competitive with respect to price, service, location and food quality. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
      Our business operates in three reportable segments: (1) the United States and Canada; (2) Europe, Middle East, Africa and Asia Pacific, or EMEA/ APAC; and (3) Latin America. United States and Canada is our largest segment and comprised 68% of total revenues and 76% of operating income, excluding unallocated corporate general and administrative expenses, in fiscal 2006. EMEA/ APAC comprised 28% of total revenues and 16% of operating income, excluding unallocated corporate general and administrative expenses, and Latin America comprised the remaining 4% of revenues and 8% of operating income, excluding unallocated corporate general and administrative expenses, in fiscal 2006.
Fiscal 2006 Highlights and Fiscal 2007 Outlook
      Our strategic plan (the “Go Forward Plan”) has four guiding principles: Grow Profitably (a market plan); Fund the Future (a financial plan); Fire-up the Guest (a product plan); and Working Together (a people plan). Guided by our Go Forward Plan and strong executive leadership, our accomplishments during fiscal 2006 include:

•	ten consecutive quarters of positive system-wide comparables sales growth for the first time in more than a decade;

•	nine straight quarters of positive comparable sales growth in United States and Canada, as compared to negative comparable sales growth in the previous seven consecutive quarters;

•	all-time high annual revenues of $2.05 billion;

•	all-time high average restaurant sales of $1.13 million;

•	openings of 290 new restaurants in two of our business segments, EMEA/ APAC and Latin America;

•	system-wide net restaurant growth of 25, the first year of net growth in four years;

•	significant improvement in the financial health of our franchise system in the United States and Canada as demonstrated by improved royalty and rent collection rates and our substantially completed Franchisee Financial Restructuring Program or FFRP;

•	award-winning advertising and promotional programs focused on our core customer, the SuperFan;

•	robust pipeline of new products;

•	improved relationships with our franchisees in the United States;

•	all-time high restaurant guest satisfaction scores, as well as record speed of service and cleanliness scores;

•	Decrease in total debt by $285 million from $1.283 billion at June 30, 2005 to $998 million at June 30, 2006; and

•	Increase in EBITDA by 15% from $225 million in fiscal 2005 to $258 million in fiscal 2006. See Part II, Item 6, Selected Financial Data for a definition of EBITDA, its calculation and an explanation of its usefulness to management.
      Our long-term growth targets are: average annual revenue growth of 6% to 7%; average annual EBITDA growth of 10% to 12%; and net income growth in excess of 20%.
      We intend to achieve these growth targets and strengthen our competitive position through the continued implementation of the following key elements of our business strategy:

•	Drive sales growth and profitability of our U.S. business. We have achieved nine consecutive quarters of comparable sales growth and increased average restaurant sales by 14% since fiscal 2003 in our U.S. business, but we believe that we have a long way to go to reach our comparable sales and average restaurant sales (ARS) growth potential in the United States. We also believe that our purchasing scale, coupled with our initiatives to promote restaurant efficiency, including our new batch broiler, our improved labor scheduling system and our kitchen minder platform, will further improve restaurant profitability. We will continue to emphasize extending our hours of operations with our U.S. franchisees to close the competitive hour gap both in the breakfast and late night day parts. We have reduced the capital costs to build a restaurant which, together with the improved financial health of our franchise system in the United States, is leading to increased restaurant development in our U.S. business. During fiscal 2007, we anticipate opening more than 100 new restaurants in the United States.

•	Expand our large international platform. We will continue to build upon our substantial international infrastructure, franchise network and restaurant base, focusing mainly on under-penetrated markets where we already have a presence. Internationally, we are about one-fourth the size of our largest competitor, which we believe demonstrates significant growth opportunities for us. We have developed a detailed global development plan to seed worldwide growth over the next five years. We expect that most of this growth will come from franchisees in our established markets, particularly in Germany, Spain and Mexico, although we also intend to aggressively pursue market expansion opportunities in Brazil. In addition, we will focus on expanding our presence in many of our under-penetrated European and Asian markets. During fiscal 2007, we anticipate opening more than 250 new restaurants in EMEA/APAC and more than 80 new restaurants in Latin America.

•	Continue to build relationships with franchisees. We succeed when our franchisees succeed, and we will continue building our relationships with our franchisees. In the past three years, we have held regional conferences with franchisees to promote our operations and marketing initiatives and share best practices, and we intend to continue holding these conferences in the future. We have established quarterly officer and director visits to franchisees, which have more closely aligned the people in our company to our franchise base. We have implemented advisory committees for marketing, operations, finance and people, which we believe will ensure that franchisee expertise and best practices are incorporated into all U.S. system initiatives prior to rollout. We will continue to dedicate resources toward the creation of a cohesive organization that is focused on supporting the Burger King brand globally.

•	Become a world-class global company. Since 2004, we have integrated our domestic and international operations into one global company. For fiscal 2007, we have developed a global marketing calendar to create more consistent advertising and brand positioning strategies across our markets. We have also established a global product development team to reduce complexity and increase consistency in our worldwide menu. We expect to leverage our global purchasing power to negotiate lower product costs and savings for our restaurants outside of the United States and Canada. We believe that the organizational realignments that we have implemented will position us to execute our global growth strategy, while remaining responsive to national differences in consumer preferences and local requirements.

Our Business

Revenues
      We generate revenue from three sources:

•	sales at our company restaurants;

•	royalties and franchise fees paid to us by our franchisees; and

•	property income from restaurants that we lease or sublease to franchisees.
      We refer to sales generated at our company restaurants and franchise restaurants as system-wide sales. In fiscal 2006, franchise restaurants generated approximately 88% of system-wide sales. Royalties paid by franchisees are based on a percentage of franchise restaurant sales and are recorded as franchise revenues. Franchise fees and franchise renewal fees are recorded as revenues in the year received. In fiscal 2006, company restaurant and franchise revenues represented 74% and 21% of total revenues, respectively. The remaining 5% of total revenues were derived from property income.
      We have a higher percentage of franchise restaurants to company restaurants than our major competitors in the fast food hamburger restaurant category. We believe that this restaurant ownership mix provides us with a strategic advantage because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a sizable base of company restaurants to demonstrate credibility with our franchisees in launching new initiatives. As a result of the high percentage of franchise restaurants in our system, we have lower capital requirements compared to our major competitors. Moreover, due to the steps that we have taken to improve the health of our franchise system in the United States and Canada, we expect that this mix will produce more stable earnings and cash flow in the future. However, our franchise dominated business model also presents a number of drawbacks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership.
      Revenues are heavily influenced by brand advertising, menu selection and initiatives to improve restaurant operations. Company restaurant revenues are affected by comparable sales, timing of company restaurant openings and closings, acquisitions by us of franchise restaurants and sales of company restaurants to franchisees (“refranchisings”). Royalties are paid to us based on a percentage of franchise restaurant sales, while franchise fees are paid upon the opening of a new franchise restaurant, or the renewal of an existing franchise agreement. Our property revenues represent income we earn under leasing and subleasing arrangements with our franchisees. Royalties, franchise fees and property revenues from franchisees are affected primarily by sales at franchise restaurants, the timing of franchise restaurant openings and closings and the financial strength and stability of the franchise system.

Costs and Expenses
      Company restaurants incur three types of operating expenses:

•	food, paper and product costs, which represent the costs of the food and beverages that we sell to consumers in company restaurants;

•	payroll and employee benefits costs, which represent the wages paid to company restaurant managers and staff, as well as the cost of their health insurance, other benefits and training; and

•	occupancy and other operating costs, which represent all other direct costs of operating our company restaurants, including the cost of rent or real estate depreciation (for restaurant properties owned by us), depreciation on equipment, repairs and maintenance, insurance, restaurant supplies, and utilities.

      As average restaurant sales increase, we can leverage payroll and employee benefits costs and occupancy and other costs, resulting in a direct improvement in restaurant profitability. As a result, we believe our continued focus on increasing average restaurant sales will result in improved profitability to our system-wide restaurants.
      Our general and administrative expenses include the costs of field management for company and franchise restaurants, costs of our operational excellence programs (including program staffing, training and Clean & Safe certifications), and corporate overhead, including corporate salaries and facilities. We believe that our current staffing and structure will allow us to expand our business globally without increasing general and administrative expenses significantly. Our selling expenses are comprised of advertising and bad debt expenses. Selling, general and administrative expenses also include amortization of intangible assets and management fees paid to the Sponsors under our management agreement with them. We terminated this management agreement in connection with our initial public offering. See “Results of Operations — Fees Paid to Affiliates”.
      Property expenses include costs of depreciation and rent on properties we lease and sublease to franchisees, respectively.
      Fees paid to affiliates are comprised primarily of management fees paid to the Sponsors under a management agreement that we entered into in connection with our acquisition of BKC. Under this agreement, we paid a management fee to the Sponsors equal to 0.5% of our total current year revenues, which amount was limited to 0.5% of the prior year’s total revenues.
      In February 2006, we entered into an agreement with the Sponsors to pay a termination fee of $30 million to the Sponsors to terminate the management agreement upon completion of our initial public offering of common stock. In May 2006, we paid the termination fee to the Sponsors.
      Items classified as other operating (income) expenses, net include gains and losses on asset and business disposals, impairment charges, settlement losses recorded in connection with acquisitions of franchise operations, gains and losses on foreign currency transactions and other miscellaneous items.

Advertising Funds
      We promote our brand and products by advertising in all the countries and territories in which we operate. In countries where we have company restaurants, such as the United States, Canada, the United Kingdom and Germany, we manage an advertising fund for that country by collecting required advertising contributions from company and franchise restaurants and purchasing advertising and other marketing initiatives on behalf of all Burger King restaurants in that country. These advertising contributions are based on a percentage of sales at company and franchise restaurants. We do not record advertising contributions collected from franchisees as revenues or expenditures of these contributions as expenses. Amounts which are contributed to the advertising funds by company restaurants are recorded as selling, general and administrative expenses. In countries where we manage an advertising fund, we plan the marketing calendar in advance based on expected contributions for that year into the fund. To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are recorded as accrued advertising liability on our consolidated balance sheets. If franchisees fail to make the expected contributions, we may not be able to continue with our marketing plan for that year unless we make additional contributions into the fund. These additional contributions are also recorded as selling, general and administrative expenses. We made additional contributions of $1 million, $15 million and $41 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
Key Business Measures
      We track our results of operations and manage our business by using three key business measures on a systemwide basis: comparable sales growth, average restaurant sales and system-wide sales growth. Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated using prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trend, without distortion from the effect of foreign currency movements.

Comparable Sales Growth
      Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer. We believe comparable sales growth is a key indicator of our performance, as influenced by our initiatives and those of our competitors.

	For the
	Fiscal Year Ended
	June 30,

	2006	2005	2004

	(In constant currencies)
Comparable Sales Growth:
United States and Canada	2.5%	6.6%	(0.5)%
EMEA/ APAC	0.0%	2.8%	5.4%
Latin America	2.5%	5.5%	4.0%
Total System-Wide	1.9%	5.6%	1.0%
      Our comparable sales growth in fiscal 2006 was driven by new products and marketing and operational initiatives. Comparable sales did not increase at the same rate in fiscal 2006 due to the high growth rate in fiscal 2005 to which fiscal 2006 is compared. We believe that our system-wide comparable sales growth for fiscal 2006 is more indicative of our future performance than the higher comparable sales growth that we achieved in fiscal 2005.
      Comparable sales growth increased significantly in fiscal 2005 as a result of strategic initiatives we initially introduced in fiscal 2004, including new premium products, our new advertising campaigns targeting our core customers and our operational excellence programs. Our early fiscal 2004 results were negatively affected by competitive discounting in the United States and Canada, before beginning to improve in the second half of fiscal 2004 as a result of these strategic initiatives.
      In the United States and Canada, our comparable sales performance improved significantly in fiscal 2005, as we continued to make improvements to our menu, advertising and operations. The improved financial health of our franchise system in fiscal 2005 and lower comparable sales in fiscal 2004 also contributed to our exceptionally strong fiscal 2005 comparable sales performance.
      The comparable sales growth performance in EMEA/ APAC reflects positive sales performance in markets such as Spain and Turkey offset by poor sales performance in the United Kingdom over the past three years and Germany during 2005 and 2006. Latin America demonstrated strong results in the three-year period and continues to grow, driven by our franchise restaurants.

Average Restaurant Sales
      Average restaurant sales is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. Average restaurant sales is influenced by comparable sales performance and restaurant openings and closings.

	For the
	Fiscal Year Ended
	June 30,

	2006	2005	2004

	(In thousands)
Average Restaurant Sales	$1,126	$1,104	$1,014
      Our improvement in average restaurant sales in fiscal 2006 and fiscal 2005 was primarily due to improved comparable sales, the opening of new restaurants with high sales volumes and closure of under-performing restaurants. Our comparable sales increased by 1.9% and 5.6% in fiscal 2006 and 2005, respectively, driven primarily by our strategic initiatives related to operational excellence, advertising and our menu. Additionally, we and our franchisees closed 1,638 restaurants between July 1, 2002 and June 30, 2006. Approximately 73% of these closures were franchise restaurants in the United States, which had average restaurant sales of approximately $625,000 in the 12 months prior to closure. We and our franchisees also opened 146 new restaurants in the United States between fiscal 2004 and fiscal 2006, of which 81 were opened for at least 12 months as of June 30, 2006. The average restaurant sales of these new restaurants was approximately $1.3 million for the first 12 months after opening. We expect that closures of under-performing restaurants, combined with continued improvements to average restaurant sales of existing restaurants and strong sales at new restaurants, to result in financially stronger operators throughout our franchise base.

System-Wide Sales Growth
      System-wide sales refer to sales at all company and franchise restaurants. System-wide sales and system-wide sales growth are important indicators of:

•	the overall direction and trends of sales and operating income on a system-wide basis; and

•	the effectiveness of our advertising and marketing initiatives.

	For the
	Fiscal Year Ended
	June 30,

	2006	2005	2004

	(In constant currencies)
System-Wide Sales Growth:
United States and Canada	0.2%	4.9%	(2.2)%
EMEA/ APAC	5.0%	7.9%	11.5%
Latin America	13.0%	14.5%	8.4%
Total System-Wide	2.1%	6.1%	1.2%
      System-wide sales continued a growth trend during fiscal 2006, when comparable sales continued to increase on a system-wide basis although at a slower rate due to the high growth rate in fiscal 2005, to which fiscal 2006 is compared. Additionally, there were 349 restaurant openings during the period, partially offset by 324 restaurant closures in fiscal 2006. We expect restaurant closures to continue to decline and that restaurant openings will accelerate, particularly in EMEA/ APAC and Latin America.
      The increases in system-wide sales growth in fiscal 2005 and fiscal 2004 primarily reflected improved comparable sales in all regions and sales at 618 new restaurants opened during that two-year period, which were partially offset by the closure of 849 under-performing restaurants during the same two-year period.
      Our system-wide sales in the United States and Canada increased slightly in fiscal 2006, primarily as a result of positive comparable sales growth partially offset by restaurant closures. We had 6,656 franchise restaurants in the United States and Canada at June 30, 2006, compared to 6,876 franchise restaurants at June 30, 2005. System-wide sales in the United States and Canada increased 4.9% in fiscal 2005, following a pattern of declining sales in the twelve months ended June 30, 2003 and the first half of fiscal 2004, primarily due to the implementation of our strategic initiatives related to advertising, our menu and our operational excellence programs.
      EMEA/ APAC demonstrated strong system-wide sales growth during the three-year period which reflected growth in several markets, including Germany, Spain, the Netherlands and smaller markets in the Mediterranean and Middle East. Partially offsetting this growth was the United Kingdom, where changes in consumer preferences away from the FFHR category have adversely affected sales for us. We opened 131 restaurants (net of closures) in EMEA/ APAC during fiscal 2006 and 71 restaurants (net of closures) during fiscal 2005, increasing our total system restaurant count in this segment to 2,787 at June 30, 2006.
      Latin America’s system-wide sales growth was driven by new restaurant openings and strong comparable sales in fiscal 2004 through fiscal 2006. We opened 80 restaurants (net of closures) in Latin America during fiscal 2006 and 62 (net of closures) during fiscal 2005, increasing our total system restaurant count in this segment to 808 at June 30, 2006.
Factors Affecting Comparability of Results

Purchase Accounting
      The acquisition of BKC was accounted for using the purchase method of accounting, or purchase accounting, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Purchase accounting required a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at their estimated fair market values at the time of our acquisition of BKC. In December 2003, we completed our fair market value calculations and finalized the adjustments to these preliminary purchase accounting allocations. As part of finalizing our assessment of fair market values, we reviewed all of our lease agreements worldwide. Some of our lease payments were at below-market lease rates while other lease payments were at above-market lease rates. In cases where we were making below-market lease payments, we recorded an asset reflecting this favorable lease. We amortize this intangible asset over the underlying lease term, which has the effect of increasing our rent expense on a non-cash basis to the market rate. Conversely, in cases where we were making above-market lease payments, we recorded a liability reflecting this unfavorable lease. We amortize this liability over the underlying lease term, which has the effect of decreasing our rent expense on a non-cash basis to the market rate.
      During fiscal 2006, fiscal 2005 and fiscal 2004, we recorded a net benefit from favorable and unfavorable lease amortization of $24 million, $29 million and $52 million, respectively. The fiscal 2004 unfavorable and favorable benefit was higher than fiscal 2005 primarily as a result of final adjustments to our purchase price allocation which resulted in a higher benefit of $19 million associated with favorable and unfavorable lease amortization. The favorable and unfavorable lease benefit and other miscellaneous adjustments were partially offset by $18 million of incremental depreciation expense, resulting in a net benefit of $2 million in fiscal 2004, when we finalized our purchase accounting allocations.
      In addition to the amortization of these favorable and unfavorable leases, purchase accounting resulted in certain other items that affect the comparability of the results of operations, including changes in asset carrying values (and related depreciation and amortization), expenses related to incurring the debt that financed the acquisition that were capitalized and amortized as interest expense, and the recognition of intangible assets (and related amortization).

Historical Franchisee Financial Distress
      Subsequent to our acquisition of BKC, we began to experience delinquencies in payments of royalties, advertising fund contributions and rents from certain franchisees in the United States and Canada. In February 2003, we initiated the FFRP program designed to proactively assist franchisees experiencing financial difficulties due to over-leverage and other factors including weak sales, the impact of competitive discounting on operating margins and poor cost management. Under the FFRP program, we worked with those franchisees with strong operating track records, their lenders and other creditors to attempt to strengthen the franchisees’ financial condition. The FFRP program also resulted in closing unviable franchise restaurants and our acquisition of certain under-performing franchise restaurants in order to improve their performance. In addition, we entered into agreements to defer certain royalty payments, which we did not recognize as revenue during fiscal 2004, and acquired a limited amount of franchisee debt, often as part of broader agreements to acquire franchise restaurants or real estate. We also contributed funds to cover shortfalls in franchisee advertising contributions. See “Other Commercial Commitments and Off-Balance Sheet Arrangements” for further information about the support we committed to provide in connection with the FFRP program, including an aggregate remaining commitment of $36 million to fund certain loans to renovate franchise restaurants, to make renovations to certain restaurants that we lease or sublease to franchisees, and to provide rent relief and/or contingent cash flow subsidies to certain franchisees. Through this program, we significantly reduced the number of franchise restaurants in distress from over 2,540 in August 2003 to approximately 60 at June 30, 2006.
      Franchise system distress had a significant impact on our results of operations during fiscal 2004 and fiscal 2005:

	For the
	Fiscal Year Ended
	June 30,

	2006	2005	2004

	(In millions)
Revenues:
Revenue not recognized(1)	$—	$(3)	$22
Selling, general and administrative:
Bad debt expense	(1)	1	11
Incremental advertising contributions	1	15	41
Internal and external costs of FFRP program administration	—	12	11

Total effect on selling, general and administrative	$—	$28	$63
Other operating expenses (income), net:
Reserves (recoveries) on acquired debt, net	(2)	4	19
Other, net	2	4	1

Total effect on other operating (income) expenses, net	$—	$8	$20

Total effect on income from operations	$—	$33	$105

(1)	Fiscal 2005 reflects the collection and recognition of revenue that was not recognized in fiscal 2004.
      As a result of the franchisees’ distress, we did not recognize revenues associated with royalties and rent for certain franchise restaurants where collection was uncertain in fiscal 2004, although we retained the legal right pursuant to the applicable franchise agreement to collect these amounts. In accordance with SFAS No. 45, Accounting for Franchise Fee Revenue, we recognize revenue for the previously unrecognized revenue at the time such amounts are actually collected. In addition, provisions for bad debt expense were higher than historical levels during fiscal 2004, as a result of a substantial increase in past due receivables. As brand advertising is a significant element of our success, we contributed an incremental $1 million, $15 million, and $41 million to the U.S. and Canada advertising fund for fiscal 2006, fiscal 2005 and fiscal 2004, respectively, to fund the shortfall in franchisee contributions. We also incurred significant internal and external costs to manage the FFRP program in fiscal 2005 and fiscal 2004.
      We believe the FFRP program has significantly improved the financial health and performance of our franchisee base in the United States and Canada. Franchise restaurant average restaurant sales in the United States and Canada have improved from $973,000 in the twelve months ended June 30, 2003 to $1.1 million in fiscal 2006. Our collection rates, which we define as collections divided by billings on a one-month trailing basis, also improved during this period. Collection rates in the United States and Canada have improved from 91% during fiscal 2004 to 100% in fiscal 2005 and fiscal 2006, which reflects the improvement of our franchise system’s financial health.
      Our franchisees are independent operators, and their decision to incur indebtedness is generally outside of our control. Although franchisees may experience financial distress in the future due to over-leverage, we believe that there are certain factors that may reduce the likelihood of such a recurrence. We have established a compliance program to monitor the financial condition of restaurants that were formerly in the FFRP program. We review our collections on a monthly basis to identify potentially distressed franchisees. Further, we believe that the best way to reduce the likelihood of another wave of franchisee financial distress in our system is for us to focus on driving sales growth and improving restaurant profitability, and that the successful implementation of our business strategy will help us to achieve these objectives.

      We believe the investments we made historically in the FFRP program will continue to provide a return to us in the form of a reinvigorated franchise system in the United States and Canada.

Our Global Reorganization and Realignment
      After our acquisition of BKC, we retained consultants during fiscal 2004 and fiscal 2005 to assist us in the review of the management and efficiency of our business, focusing on our operations, marketing, supply chain and corporate structure. In connection with these reviews, we reorganized our corporate structure to allow us to operate as a global brand, including the elimination of certain corporate and international functions. Also in connection with those reviews, we implemented operational initiatives which have helped us improve restaurant operations. During fiscal 2006, we continued our global reorganization by regionalizing the activities associated with our European and Asian businesses, including the transfer of rights of existing franchise agreements, the ability to grant future franchise agreements and utilization of our intellectual property assets in EMEA/ APAC, in new European and Asian holding companies. See “Liquidity and Capital Resources — Realignment of our European and Asian businesses”.
      In connection with our global reorganization and related realignment of our European and Asian businesses, we incurred costs of $10 million, $17 million and $22 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, consisting primarily of consulting and severance-related costs, which included severance payments, outplacement services and relocation costs. The following table presents, for the periods indicated, such costs:

	For the
	Fiscal Year Ended
	June 30,

	2006	2005	2004

	(In millions)
Consulting fees	$10	$2	$14
Severance-related costs of the global reorganization	—	15	8

Total	$10	$17	$22

Results of Operations
      The following table presents, for the periods indicated, our results of operations:

	For the
	Fiscal Year Ended
	June 30,

	2006		2005		2004

		Increase/		Increase/
	Amount	(Decrease)	Amount	(Decrease)	Amount

	(In millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$1,516	8%	$1,407	10%	$1,276
Franchise revenues	420	2%	413	14%	361
Property revenues	112	(7)%	120	3%	117

Total revenues	2,048	6%	1,940	11%	1,754
Company restaurant expenses	1,296	8%	1,195	10%	1,087
Selling, general and administrative expenses	488	*	487	3%	474
Property expenses	57	(11)%	64	10%	58
Fees paid to affiliates	39	333%	9	13%	8
Other operating (income) expenses, net	(2)	(106)%	34	(37)%	54

Total operating costs and expenses	1,878	5%	1,789	6%	1,681

Income from operations	170	13%	151	107%	73
Interest expense, net	72	(1)%	73	14%	64
Loss on early extinguishment of debt	18	*	—	*	—

Income before income taxes	80	3%	78	*	9
Income tax expense	53	71%	31	*	4

Net income	$27	(43)%	$47	*	$5

Earnings per common share — diluted	$0.24	(45)%	$0.44	780%	$0.05

*	Not meaningful.

Revenues
      Company restaurant revenues increased 8% to $1,516 million in fiscal 2006, primarily as a result of nine new restaurant openings (net of closures), the acquisition of 44 franchise restaurants (net of refranchisings), and positive comparable sales in the United States and Canada. Partially offsetting these factors were negative comparable sales in EMEA/ APAC. In fiscal 2005, company restaurant revenues increased 10% to $1,407 million, as a result of strong comparable sales in the United States and Canada and Latin America, where approximately 76% of our company restaurants were located.
      In the United States and Canada, company restaurant revenues increased 12% to $1,032 million in fiscal 2006, primarily as a result of positive comparable sales and the acquisition of 40 franchise restaurants (net of refranchisings), most of which were located in the United States. In fiscal 2005 company restaurant revenues increased 15% to $923 million, primarily as a result of strong comparable sales generated from the implementation of strategic initiatives related to our menu, advertising and operational excellence programs, as well as the acquisition of 99 franchise restaurants.
      In EMEA/ APAC, company restaurant revenues decreased 2% to $428 million in fiscal 2006, primarily as a result of negative comparable sales in the United Kingdom and Germany, where 77% of our EMEA/ APAC company restaurants were located at June 30, 2006, and the negative impact of foreign currency exchange rates, which were partially offset by strong performance in Spain and the Netherlands. Company restaurant revenues were negatively impacted $19 million by movement in foreign currency exchange rates. However, this negative impact did not have a material impact on operating income as it was offset by the positive impact to Company restaurant expenses and selling, general and administrative expenses. In fiscal 2005, company restaurant revenues increased 1% to $435 million, primarily as a result of new restaurant openings and positive comparable sales.

      In Latin America, company restaurant revenues increased 14% to $56 million in fiscal 2006, as revenues generated by nine new company restaurants, partially offset by negative comparable sales. In fiscal 2005, company restaurant revenues increased 8% to $49 million, primarily as a result of new restaurant openings and positive comparable sales.
      Franchise revenues increased 2% to $420 million in fiscal 2006. Comparable sales increased at franchise restaurants in the United States and Canada and Latin America segments and decreased in the EMEA/ APAC segment during fiscal 2006. In addition, 326 new franchise restaurants were opened since June 30, 2005, including 277 new international franchise restaurants. Partially offsetting these factors was the elimination of royalties from 360 franchise restaurants that were closed or acquired by us, primarily in the United States and Canada. In fiscal 2005, franchise revenues increased 14% to $413 million, primarily as a result of improved sales at franchise restaurants in all segments.
      In the United States and Canada, franchise revenues decreased 1% to $267 million in fiscal 2006, primarily as a result of the elimination of royalties from 278 franchise restaurants that were closed or acquired by us, partially offset by positive comparable sales. In fiscal 2005, franchise revenues increased 15% to $269 million, primarily as a result of the implementation of our menu, marketing and operational excellence initiatives and the improved financial condition of our franchise system. In addition to increased royalties from improved franchise restaurant sales, we recognized $3 million of franchise revenues not previously recognized in United States and Canada in fiscal 2005, compared to $17 million of franchise revenues not recognized in fiscal 2004. Partially offsetting these factors was the elimination of royalties from franchise restaurants that were closed or acquired by us in fiscal 2005.
      Our EMEA/ APAC franchisees opened 125 new franchise restaurants (net of closures) since June 30, 2005 resulting in a 4% increase in franchise revenues to $119 million in fiscal 2006. In fiscal 2005, our franchisees opened 64 new franchise restaurants (net of closures) in EMEA/ APAC which, along with positive comparable sales, resulted in a 13% increase in franchise revenues to $114 million.
      Latin America franchise revenues increased 13% to $34 million during fiscal 2006 as a result of 71 new franchise restaurants (net of closures) since June 30, 2005 and positive comparable sales. In fiscal 2005, franchise revenues increased 17% to $30 million, as a result of 53 new franchise restaurants (net of closures) and positive comparable sales.
      Property revenues decreased by 7% to $112 million in fiscal 2006, as a result of a decrease in the number of properties that we lease or sublease to franchisees due to franchise restaurants that were closed or acquired by us, partially offset by higher contingent rent payments. In fiscal 2005, property revenues increased 3% to $120 million.
      In the United States and Canada, property revenues were $83 million in fiscal 2006 and fiscal 2005, primarily as a result of higher contingent rent payments from increased franchise restaurant sales, offset by the effect of franchise restaurants leased to franchisees that were closed or acquired by us. In fiscal 2005, property revenues increased 1% to $83 million primarily because fiscal 2004 property revenues in the United States and Canada excluded $5 million of property revenues not recognized, partially offset by $3 million of revenues recognized in connection with finalizing our purchase accounting allocations.
      Our EMEA/ APAC property revenues decreased $8 million to $29 million, primarily as a result of the closure of franchise restaurants in the United Kingdom and the reclassification of property income on certain properties that were leased or subleased to non-restaurant businesses after restaurant closures. The property income on these properties is treated as a reduction in related property expenses rather than revenue. In fiscal 2005, property revenues increased 5% to $37 million.

Operating Costs and Expenses

Company restaurant expenses
      Food, paper and product costs increased 8% to $470 million in fiscal 2006, primarily as a result of an 8% increase in company restaurant revenues. As a percentage of company restaurant revenues, food, paper and product costs decreased 0.1% to 31.0%, primarily due to reduced beef and cheese prices in the United States, partially offset by increased beef prices in Europe. In fiscal 2005, food, paper and product costs increased 12% to $437 million, primarily as a result of a 10% increase in company restaurant revenues. As a percentage of company restaurant revenues, food, paper and product costs increased 0.5% to 31.1% in fiscal 2005, primarily as a result of increases in the price of beef in the United States.
      In the United States and Canada, food, paper and product costs increased 9% to $325 million in fiscal 2006, primarily as a result of a 12% increase in company restaurant revenues. Food, paper and product costs decreased 0.6% to 31.5% of company restaurant revenues, primarily due to reduced beef and cheese prices. In fiscal 2005, food, paper and product costs increased 16% to $297 million, primarily as a result of a 15% increase in company restaurant revenues. As a percentage of company restaurant revenues, food, paper and product costs increased 0.3% to 32.1% in fiscal 2005, primarily as a result of increases in the price of beef.
      In EMEA/ APAC, food, paper and product costs increased 2% to $125 million in fiscal 2006, primarily as a result of increased beef prices in Europe, partially offset by a 2% decrease in company restaurant revenues and favorable foreign currency exchange rates. Food, paper and product costs increased 1.2% to 29.2% of company restaurant revenues, primarily as a result of the increased beef prices in Europe. In fiscal 2005, food, paper and product costs increased 2% to $122 million in EMEA/ APAC, primarily as a result of a 1% increase in company restaurant revenues.
      In Latin America, food, paper and product costs increased 11% in fiscal 2006, primarily as a result of a 14% increase in company restaurant revenues. In fiscal 2005, food, paper and product costs increased 7% to $18 million, primarily as a result of an 8% increase in company restaurant revenues.
      Payroll and employee benefits costs increased 7% to $446 million in fiscal 2006. Payroll and employee benefits costs decreased 0.1% to 29.4% of company restaurant revenues in fiscal 2006 compared to 29.5% in fiscal 2005. Payroll and employee benefits costs have continued to increase as a result of increases in wages and other costs of labor, particularly health insurance, as well as an increase in the number of company restaurants. Partially offsetting these increased costs was a reduction in the labor required to operate our restaurants, due to our operational excellence programs and operational efficiency programs implemented in Europe.
      In fiscal 2005, payroll and employee benefits costs increased 9% to $415 million, as a result of increased wages, health insurance and training expenses, as well as the acquisition of franchise restaurants in fiscal 2005. Payroll and employee benefits costs decreased 0.4% to 29.5% of company restaurant revenues in fiscal 2005 as higher costs of wages and health insurance benefits were more than offset by increasing restaurant sales and efficiency gains from our operational excellence programs to reduce the labor required to operate our restaurants.
      In the United States and Canada, payroll and employee benefits costs increased 13% to $312 million in fiscal 2006, primarily as a result of the acquisition of 40 franchise restaurants (net of refranchisings) and increased wages and health insurance benefit costs. Payroll and employee benefits costs increased 0.3% to 30.2% of company restaurant revenues. In fiscal 2005, payroll and employee benefits costs increased 12% to $276 million, primarily as a result of the acquisition of franchise restaurants and increased wages and health insurance benefit costs. Payroll and employee benefits costs were 29.9% of company restaurant revenues, compared to 30.8% in fiscal 2004, primarily as a result of leveraging payroll costs from increased sales and efficiency gains resulting from our operational improvement initiatives.
      In EMEA/ APAC, payroll and employee benefits costs decreased 5% to $127 million in fiscal 2006, primarily as a result of favorable foreign currency exchange rates. Payroll and employee benefits costs decreased 1.1% to 29.7% of company restaurant revenues in EMEA/ APAC. In fiscal 2005, payroll and employee benefits costs increased 3% to $134 million, primarily as a result of new company restaurants in Germany and increased wages and benefits costs. Payroll and employee benefits costs were 30.8% of company restaurant revenues in EMEA/ APAC, compared to 30.3% in fiscal 2004.
      In Latin America, where labor costs are lower than in the United States and Canada and EMEA/ APAC segments, payroll and employee benefits costs increased 17% to $7 million in fiscal 2006, primarily as a result of nine new company restaurant openings since June 30, 2005. Payroll and employee benefits costs increased 0.9% to 12.5% of company restaurant revenues in Latin America. In fiscal 2005, payroll and employee benefits costs increased 12% to $6 million, primarily as a result of new company restaurants. Payroll and employee benefits costs were 11.4% of company restaurant revenues in Latin America in fiscal 2005, compared to 11.0% in fiscal 2004.
      Occupancy and other operating costs increased 11% to $380 million in fiscal 2006. Occupancy and other operating costs were 25.1% of company restaurant revenues in fiscal 2006 compared to 24.4% in fiscal 2005. These increases are primarily attributable to the acquisition of franchise restaurants and increased utility costs.
      Occupancy and other operating costs increased 9% to $343 million in fiscal 2005, primarily as a result of the acquisition of franchise restaurants and increases in costs such as rents and utilities. Occupancy and other operating costs were 24.4% of company restaurant revenues in fiscal 2005 compared to 24.6% in fiscal 2004, primarily because of sales growth.
      In the United States and Canada, occupancy and other operating costs increased to 24.1% of company restaurant revenues in fiscal 2006 compared to 23.6% in fiscal 2005, primarily as a result of increased utility and restaurant supply costs. In fiscal 2005, occupancy and other operating costs were 23.6% of company restaurant revenues compared to 26.1% in fiscal 2004, primarily as a result of leveraging base rents from increased sales.
      In EMEA/ APAC, occupancy and other operating costs increased to 27.3% of company restaurant revenues in fiscal 2006 compared to 26.1% in fiscal 2005, as a result of decreased restaurant sales, increased utilities in the segment and increased rents in the United Kingdom, partially offset by the closure of certain restaurants with higher than average restaurant rents. In fiscal 2005, occupancy and other operating costs were 26.1% of company restaurant revenues compared to 22.9% in fiscal 2004, primarily as a result of increased rents and utilities in the United Kingdom and adjustments we recorded in fiscal 2004 when we finalized our purchase accounting allocations.
      In Latin America, occupancy and other operating costs increased to 25% of company restaurant revenues in fiscal 2006 from 21.6% in fiscal 2005, primarily as a result of a decrease in comparable sales and increased utility costs. In fiscal 2005, occupancy and other operating costs were 21.6% of company restaurant revenues compared to 13.7% in fiscal 2004, primarily as a result of increased utility costs and adjustments we recorded in fiscal 2004 when we finalized our purchase accounting allocations.

Worldwide selling, general and administrative expenses
      Selling, general and administrative expenses increased by $1 million to $488 million during fiscal 2006. General and administrative expenses increased $17 million to $416 million, while selling expenses decreased $16 million to $72 million.
      Our fiscal 2006 general and administrative expenses included $34 million of compensation expense and taxes related to the compensatory make-whole payment, $10 million in expenses associated with the realignment of our European and Asian businesses and $5 million of executive severance expense. Additionally, our acquisition of 44 franchise restaurants (net of refranchisings) resulted in increased general and administrative expenses related to the management of our company restaurants. Partially offsetting these increased expenses was a $19 million reduction in general and administrative expenses related to franchise system distress and our global reorganization costs in fiscal 2006.
      The $16 million decrease in selling expenses in fiscal 2006 is primarily attributable to a $14 million decrease in incremental advertising expense compared to fiscal 2005 resulting from franchisee non-payment of advertising contributions. Partially offsetting this reduction were incremental advertising expenses for company restaurants opened or acquired in fiscal 2006.
      In fiscal 2005, selling, general and administrative expenses increased $13 million to $487 million. General and administrative costs increased 10% to $399 million, while selling expenses decreased 21% to $88 million.

      General and administrative expenses included $29 million and $33 million of costs associated with the FFRP program’s administration and severance and consulting fees incurred in connection with our global reorganization in fiscal 2005 and fiscal 2004, respectively. Our fiscal 2005 general and administrative cost increases also included $14 million of incremental incentive compensation as a result of improved restaurant operations and our improved financial performance, as well as $7 million of increased costs associated with operational excellence initiatives. Our remaining general and administrative expense increases in fiscal 2005 were attributable to the acquisition of franchise restaurants and increases in restaurant operations and business development teams, particularly in EMEA/ APAC where our general and administrative expenses increased by $18 million in fiscal 2005.
      The decrease in selling expenses is attributable to a decrease in advertising expense and bad debt expense. Our bad debt expense decreased to $1 million in fiscal 2005 from $11 million in fiscal 2004 and our incremental advertising expense resulting from franchisee non-payment of advertising contributions was $15 million in fiscal 2005 compared to $41 million in fiscal 2004. These improvements resulted from the strengthening of our franchise system during fiscal 2005. Partially offsetting these reductions were incremental advertising expenses for company restaurants opened or acquired in fiscal 2005.

Property expenses
      Property expenses decreased by $7 million to $57 million in fiscal 2006, as a result of a decrease in the number of properties that we lease or sublease to franchisees, primarily due to restaurant closures and acquisition of franchise restaurants. Additionally, the revenues from properties that we lease or sublease to non-restaurant businesses after restaurant closures is treated as a reduction in property expenses, resulting in decreased property revenues and expenses in fiscal 2006. Property expenses were 35% of property revenues in the United States and Canada in fiscal 2006 compared to 36% in fiscal 2005 and 35% in fiscal 2004. Our property expenses in EMEA/ APAC approximate our property revenues because most of the EMEA/ APAC property operations consist of properties that are subleased to franchisees on a pass-through basis.

Fees paid to affiliates
      Fees paid to affiliates increased to $39 million in fiscal 2006, compared to $9 million and $8 million in fiscal 2005 and fiscal 2004, respectively, as a result of the $30 million management agreement termination fee paid to the Sponsors.

Worldwide other operating (income) expenses, net
      Other operating income, net, comprised primarily of gains on property disposals and other miscellaneous items, was $2 million in fiscal 2006 compared to other operating expenses, net, of $34 million and $54 million in fiscal 2005 and fiscal 2004, respectively:

	For the
	Fiscal Ended
	June 30,

	2006	2005	2004

	(In millions)
(Gains) losses on closures, asset disposals, and refranchisings, net	$(3)	$13	$15
Impairment of long-lived assets	—	4	—
(Recovery) impairment of investments in franchisee debt	(2)	4	19
Impairment of investments in unconsolidated companies	—	—	4
Litigation settlements and reserves	—	2	4
Other, net	3	11	12

Total other operating (income) expenses, net	$(2)	$34	$54

      Gains and losses on asset disposals are primarily related to exit costs associated with restaurant closures and gains and losses from selling company restaurants to franchisees. In fiscal 2005, the United States and

Canada recorded $7 million in net losses on asset disposals compared to $6 million in fiscal 2004. EMEA/ APAC recorded $6 million in net losses on asset disposals in fiscal 2005, compared to $8 million in fiscal 2004, including a loss of $3 million recorded in connection with the refranchising of company restaurants in Sweden.
      As a result of our assessments of the net realizable value of certain third-party debt of franchisees that we acquired, primarily in connection with the FFRP program in the United States and Canada, we recorded $4 million and $12 million of impairment charges related to investments in franchisee debt in fiscal 2005 and fiscal 2004, respectively. The remaining fiscal 2004 impairment of debt investments was recorded in connection with the forgiveness of a note receivable from an unconsolidated affiliate in Australia.
      Other, net included $5 million of settlement losses recorded in connection with the acquisition of franchise restaurants and $4 million of costs associated with the FFRP program in fiscal 2005 in the United States and Canada. In fiscal 2004, other, net included $3 million of losses from unconsolidated investments in EMEA/ APAC and $2 million each of losses from transactions denominated in foreign currencies, property valuation reserves, and re-branding costs related to our operations in Asia.

Operating income
      Operating income increased by $19 million to $170 million in fiscal 2006, primarily as a result of improved restaurant sales and the improved financial health of our franchise system, partially offset by the effect of the compensatory make-whole payment and the management agreement termination fee. See Note 20 to our audited consolidated financial statements contained in this report for segment information disclosed in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No 131). In fiscal 2005, our operating income increased by $78 million to $151 million, primarily as a result of increased revenues and the improved financial health of our franchise system.
      In the United States and Canada, operating income increased by $40 million to $295 million in fiscal 2006, primarily as a result of increased sales and reductions in the negative effect of franchise system distress, which decreased by $33 million. The decrease in the negative effect of franchise system distress was comprised primarily of a $14 million reduction in incremental advertising contributions and a $12 million reduction in costs of FFRP administration, both of which resulted from the improved financial health of our franchise system. In fiscal 2005, operating income increased by $140 million to $255 million, primarily as a result of increased revenues and a reduction in the negative effect of franchise system distress, which decreased by $72 million. This decrease was comprised primarily of a $25 million increase in franchise and property revenue recognition, a $26 million reduction in incremental advertising contributions and a $15 million reduction in reserves on acquired debt, all of which resulted from the improved financial health of our franchise system.
      Operating income in EMEA/ APAC increased by $26 million to $62 million in fiscal 2006, as a result of a $6 million reduction in losses on property disposals, a $16 million decrease in selling, general and administrative expenses, primarily attributable to the effects of our global reorganization and a $5 million increase in franchise revenues, partially offset by a $7 million decrease in margins from company restaurants driven primarily by results in the United Kingdom, due to decreased sales, increased beef prices and occupancy costs, including rents and utilities. In fiscal 2005, operating income decreased by $59 million to $36 million, as a result of a number of factors, including: (i) a $16 million decrease in margins from company restaurants, as a result of higher operating costs, (ii) a $12 million increase in selling, general and administrative expenses to support growth, (iii) a $6 million increase in expenses related to our global reorganization, (iv) $9 million of lease termination and exit costs, including $8 million in the United Kingdom, and (v) $2 million of litigation settlement costs in Asia.
      Operating income in Latin America increased by $4 million to $29 million in fiscal 2006, primarily as a result of increased revenues. In fiscal 2005, operating income decreased by $1 million to $25 million, primarily as a result of higher company restaurant expenses.

      Our unallocated corporate expenses increased $51 million to $216 million in fiscal 2006, primarily as a result of (i) the $34 million of compensation expense recorded in connection with the compensatory make-whole payment and related taxes, (ii) the management termination fee of $30 million paid to the Sponsors, and (iii) $5 million of executive severance, partially offset by a $7 million decrease in global reorganization costs. In fiscal 2005, our unallocated corporate expenses increased 1% to $165 million.

Interest expense, net
      Interest expense, net decreased 1% to $72 million in fiscal 2006. Interest expense decreased 1% to $81 million in fiscal 2006, as a result of our debt repayments and lower interest rates attributable to our July 2005 and February 2006 financings. Interest income was approximately $9 million in fiscal 2006 and fiscal 2005, as increased interest rates offset a reduction in cash invested. In fiscal 2005, interest expense, net increased 14% to $73 million due to higher interest rates related to term debt and debt payable on our payment-in-kind, or PIK notes to Diageo plc and the private equity funds controlled by the Sponsors incurred in connection with our acquisition of BKC. Interest income was $9 million in fiscal 2005, an increase of $5 million from fiscal 2004, primarily as a result of an increase in cash and cash equivalents due to improved cash provided by operating activities and increased interest rates on investments.

Loss on early extinguishment of debt
      In connection with the refinancing of our secured debt in July 2005, the incremental $350 million borrowing in February 2006, and the prepayment of $350 million in term debt from the proceeds of our initial public offering, $18 million of deferred financing fees were recorded as a loss on early extinguishment of debt.

Income Tax Expense
      Income tax expense increased $22 million to $53 million in fiscal 2006, primarily due to a 26% increase in our effective tax rate to 66%. The higher effective tax rate is primarily attributable to accruals for tax uncertainties of $15 million and changes in the estimate of tax provisions of $7 million which resulted in a higher effective tax rate for fiscal 2006.
      In fiscal 2005, income tax expense increased $27 million to $31 million, primarily due to the $69 million increase in income before income taxes in fiscal 2005. Our effective tax rate declined by 4.7% to 39.7% which partially offset the effect of the increase in income before income taxes. The majority of the change in our effective tax rate is attributable to adjustments to our valuation allowances related to deferred tax assets in foreign countries and certain state income taxes in fiscal 2005. See Note 13 to our audited consolidated financial statements for further information regarding our effective tax rate and valuation allowances.

Net Income
      Our net income decreased $20 million to $27 million in fiscal 2006, primarily due to unusual items such as (i) $34 million of compensation expense and related taxes recorded in connection with the compensatory make-whole payment, (ii) the $30 million termination fee related to the termination of our management agreement with the Sponsors, (iii) the $18 million loss recorded on the early extinguishment of debt, and (iv) a $22 million increase in income tax expense. This increase was partially offset by increased revenues and a $40 million reduction in costs of franchise system distress and our global reorganization.
      In fiscal 2005, our net income increased by $42 million to $47 million. This improvement resulted primarily from increased revenues, a decrease in expenses related to franchise system distress, particularly bad debt expense, incremental advertising fund contributions and reserves recorded on acquired franchisee debt, and a decrease in global reorganization costs.

Quarterly Financial Data
      The following table presents unaudited consolidated income statement data for each of the eight fiscal quarters in the period ended June 30, 2006. The operating results for any quarter are not necessarily indicative of the results for any future period. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Quarters Ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2006	2006	2005	2005	2005	2005	2004	2004

	(In millions, except per share data)
Company restaurant revenues	$394	$368	$379	$375	$364	$339	$354	$350
Franchise revenues	111	100	104	105	107	100	104	102
Property revenues	28	27	29	28	32	29	30	29

Total revenues	533	495	512	508	503	468	488	481
Company restaurant expenses:
Food, paper and product costs	119	114	119	118	115	104	110	108
Payroll and employee benefits	116	111	109	110	107	104	101	103
Occupancy and other operating costs	100	96	93	91	87	88	81	87

Total company restaurant expenses	335	321	321	319	309	296	292	298
Selling, general and administrative expenses	135	146	109	98	131	124	123	109
Property expenses	15	14	14	14	21	14	15	14
Fees paid to affiliates	31	2	3	3	2	2	2	3
Other operating expenses (income), net	3	(2)	(5)	2	16	15	2	1

Total operating costs and expenses	519	481	442	436	479	451	434	425
Income from operations	14	14	70	72	24	17	54	56

Net (loss) income	$(10)	$(12)	$27	$22	$2	$1	$23	$21

Earnings per common share — Diluted	$(0.08)	$(0.11)	$0.24	$0.20	$0.02	$0.01	$0.21	$0.20
Segment Data
Operating Income:
United States and Canada	$76	$67	$74	$78	$63	$55	$65	$72
EMEA/ APAC	11	9	21	21	1	(1)	19	17
Latin America	7	7	8	7	6	6	7	6
Unallocated	(80)	(69)	(33)	(34)	(46)	(43)	(37)	(39)

Total Operating Income	$14	$14	$70	$72	$24	$17	$54	$56

Company Restaurant Revenues:
United States and Canada	$271	$254	$254	$253	$245	$220	$229	$229
EMEA/ APAC	109	100	110	109	106	107	113	109
Latin America	14	14	15	13	13	12	12	12

Total Company Restaurant Revenues	$394	$368	$379	$375	$364	$339	$354	$350

Company Restaurant Margin:
United States and Canada	15.1%	12.2%	14.2%	14.2%	15.1%	11.4%	17.0%	13.1%
EMEA/ APAC	12.8%	12.0%	15.5%	15.6%	13.2%	13.1%	17.7%	16.5%
Latin America	28.6%	28.6%	33.3%	23.1%	30.8%	33.3%	25.0%	33.3%
Company Restaurant Margin	15.0%	12.8%	15.3%	14.9%	15.1%	12.7%	17.5%	14.9%
Franchise Revenues:
United States and Canada	$70	$65	$66	$67	$70	$66	$67	$67
EMEA/ APAC	32	27	29	30	29	27	29	28
Latin America	9	8	9	8	8	7	8	7

Total Franchise Revenues	$111	$100	$104	$105	$107	$100	$104	$102

	For the Quarters Ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2006	2006	2005	2005	2005	2005	2004	2004

	(In millions, except per share data)
Franchise Sales:
United States and Canada	$1,914	$1,795	$1,850	$1,923	$1,956	$1,761	$1,877	$1,961
EMEA/ APAC	695	632	680	708	671	640	667	662
Latin America	187	172	179	168	163	153	159	147

Total Franchise Sales	$2,796	$2,599	$2,709	$2,799	$2,790	$2,554	$2,703	$2,770

      Restaurant sales are affected by the timing and effectiveness of our advertising, new products and promotional programs. Our results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings and our acquisition of franchise restaurants as well as variability of the weather. Restaurant sales are typically higher in our fourth and first fiscal quarters, which are the spring and summer months when weather is warmer, than in our second and third fiscal quarters, which are the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year.
      New restaurants typically have lower operating margins for three months after opening, as a result of start-up expenses. Similarly, many franchise restaurants that we acquire are under-performing and continue to have lower margins before we make operational improvements. The timing of new restaurant openings has not caused a material fluctuation in our quarterly results of operations. However, we acquired 44 franchise restaurants (net of refranchisings) in fiscal 2006, which resulted in increased revenues and operating expenses in fiscal 2006 compared to fiscal 2005.

      Our quarterly results also fluctuate due to the timing of expenses and charges associated with franchise system distress, our global reorganization, gains and losses on asset and business disposals, impairment charges and settlement losses recorded in connection with acquisitions of franchise restaurants. Unusual charges incurred during each quarter for fiscal 2006 and fiscal 2005 were as follows:

	For the Quarters Ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2006	2006	2005	2005	2005	2005	2004	2004

	(In millions)
Revenues:
Franchise system distress impact(a)	$—	$—	$—	$—	$(3)	$(1)	$—	$1
Selling, general and administrative:
Franchise system distress impact(b)	(1)	—	—	1	2	9	9	8
Global reorganization and realignment	7	2	1	—	7	4	3	3
Compensatory make-whole payment	—	34	—	—	—	—	—	—
Executive severance	5	—	—	—	—	—	—	—

Total effect on SG&A	11	36	1	1	9	13	12	11
Fees paid to affiliates:
Management fee	1	2	3	3	2	2	2	3
Management agreement termination fee	30	—	—	—	—	—	—	—

Total fees paid to affiliates	31	2	3	3	2	2	2	3
Other operating (income) expenses: (“OIE”), net
Franchise system distress impact(c)	1	(2)	1	—	—	7	—	1
Loss on asset disposals and asset impairment	—	—	—	—	9	13	(4)	—

Total effect on OIE, net	1	(2)	1	—	9	20	(4)	1
Total effect on income from operations	43	36	5	4	17	34	10	16

Interest on $350 million loan paid-off at IPO	3	3	—	—	—	—	—	—
Loss on early extinguishment of debt	4	1	—	13	—	—	—	—

Total effect on income before income taxes	$50	$40	$5	$17	$17	$34	$10	$16

(a) Represents revenues not recognized and (recoveries) of revenues previously not recognized.

(b)	Represents bad debt expense (recoveries), incremental advertising contributions and the internal and external costs of FFRP program administration.

(c)	Represents (recoveries) reserves on acquired debt, net and other items included within operating (income) expenses, net.

      Comparable sales growth for each of the quarters in the fiscal years ended June 30, 2006 and 2005 was as follows:

	For the Quarters Ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2006	2006	2005	2005	2005	2005	2004	2004

	(In constant currencies)
Comparable Sales Growth:
United States and Canada	2.0%	4.9%	2.3%	1.1%	1.2%	8.8%	9.1%	7.7%
EMEA/ APAC	0.2%	(0.4)%	1.3%	(0.7)%	2.5%	2.8%	1.7%	4.1%
Latin America	5.0%	1.5%	1.6%	1.5%	2.2%	5.6%	8.2%	6.4%
Total System-Wide	1.7%	3.3%	2.0%	0.7%	1.6%	7.1%	7.2%	6.8%
Liquidity and Capital Resources

Overview
      Our cash flow from operations was $74 million in fiscal 2006 and was adversely affected by our payment of the compensatory make-whole payment of $33 million, the management agreement termination fee of $30 million and interest payment of $103 million related to the PIK Notes. As a result of the realignment of our European and Asian businesses discussed below, we incurred $126 million in tax liability, which was partially offset by $40 million through the utilization of net operating loss carryforwards and other foreign tax credits resulting in a cash tax obligation of $86 million to be paid in the first quarter of fiscal 2007 associated with this realignment.
      We had cash and cash equivalents of $259 million at June 30, 2006. In addition, we currently have a borrowing capacity of $109 million under our $150 million revolving credit facility (net of $41 million in letters of credit issued under the revolving credit facility).
      We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, and debt service payments, in the short-term and for the foreseeable future. If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could incur additional debt or raise funds through the issuance of our securities.

July 2005 Refinancing, February 2006 Financing and Dividend and the Compensatory Make-Whole Payment
      On July 13, 2005, BKC entered into a $1.15 billion senior secured credit facility guaranteed by us, which we refer to as the July 2005 refinancing and which consisted of a $150 million revolving credit facility, a $250 million term loan, which we refer to as term loan A, and a $750 million term loan, which we refer to as term loan B. We used $1 billion in proceeds from term loans A and B, $47 million of the revolving credit facility, and cash on hand to repay in full the existing senior secured credit facility and payment-in-kind notes payable to Diageo plc, the private equity funds controlled by the Sponsors and certain directors that we incurred in connection with our acquisition of BKC and to pay $16 million in financing costs. In the first quarter 2005, we repaid the $47 million outstanding balance on the revolver.
      On February 15, 2006, we and BKC amended and restated the senior secured credit facility. We borrowed $350 million under our senior secured credit facility, all the proceeds of which were used to pay, along with $50 million of cash on hand, the February 2006 dividend, the compensatory make-whole payment and financing costs and expenses. The amendments replaced the $746 million then outstanding under term loan B with a new term loan B, which we refer to as term loan B-1, in an amount of $1.096 billion.
      In May 2006, we utilized a portion of the $392 million in net proceeds we received from our initial public offering to prepay $350 million of term debt, resulting in a debt balance of $994 million outstanding under the term loan A and B-1 facilities. In July 2006, subsequent to the end fiscal 2006, we prepaid an additional $50 million of term debt, reducing the term loan A and B-1 balance to $944 million. As a result of these prepayments, our next scheduled principal payment on the senior secured credit facility is December 31, 2008. The level of required principal repayments increases over time thereafter. The maturity dates of term loan A, term loan B-1, and amounts drawn under the revolving credit facility are June 2011, June 2012, and June 2011, respectively.
      The interest rate under the senior secured credit facility for term loan A and the revolving credit facility is at our option either (a) the greater of the federal funds effective rate plus 0.50% and the prime rate, which we refer to as ABR, plus a rate not to exceed 0.75%, which varies according to our leverage ratio or (b) LIBOR plus a rate not to exceed 1.75%, which varies according to our leverage ratio. The interest rate for term loan B-1 is at our option either (a) ABR, plus a rate of 0.50% or (b) LIBOR plus 1.50%, in each case so long as our leverage ratio remains at or below certain levels (but in any event not to exceed 0.75%, in the case of ABR loans, and 1.75% in the case of LIBOR loans).
      Our senior secured credit facility contains certain customary financial and other covenants. These covenants impose restrictions on additional indebtedness, liens, investments, advances, guarantees, mergers and acquisitions. These covenants also place restrictions on asset sales, sale and leaseback transactions, dividends, payments between us and our subsidiaries and certain transactions with affiliates.
      The financial covenants limit the maximum amount of capital expenditures to an amount ranging from $180 million to $250 million per fiscal year over the term of our senior secured credit facility. Following the end of each fiscal year, we are required to prepay the term debt in an amount equal to 50% of excess cash flow (as defined in our senior secured credit facility) for such fiscal year. This prepayment requirement is not applicable if our leverage ratio is less than a predetermined amount. There are other events and transactions, such as certain asset sales, sale and leaseback transactions resulting in aggregate net proceeds over $2.5 million in any fiscal year, proceeds from casualty events and incurrence of debt that will trigger additional mandatory prepayment.
      While BKC is the only borrower under our senior secured credit facility, we and certain of our subsidiaries have jointly and severally unconditionally guaranteed the payment of the amounts due under our senior secured credit facility. We and certain of our subsidiaries, including BKC, have pledged as collateral a 100% equity interest in our and BKC’s domestic subsidiaries with some exceptions. Furthermore, BKC has pledged as collateral a 65% equity interest in certain of its foreign subsidiaries.
      See Part II, Item 8 Term Debt in Note 10 of this Form 10-K for further information about our senior secured credit facility.

Comparative Cash Flows
      Operating Activities. Cash flows from operating activities were $74 million in fiscal 2006 compared to $218 million in fiscal 2005 and $199 million in fiscal 2004. The $144 million decrease in fiscal 2006 was due primarily to the payment of $103 million of interest on the PIK notes in connection with our July 2005 refinancing, the payment of the $34 million compensatory make-whole payment and related taxes and the payment of the management agreement termination fee of $30 million.
      Investing Activities. Cash used in investing activities was $74 million in fiscal 2006 compared to $5 million in fiscal 2005 and $184 million in fiscal 2004. The $69 million increase in fiscal 2006 and $179 million decrease in fiscal 2005 were due primarily to $122 million of securities purchased as short-term investments in fiscal 2004, which were sold for $122 million in fiscal 2005. In fiscal 2006, our cash used to acquire franchise restaurants and franchisee debt decreased by $43 million, partially offsetting the comparative cash flow effect of the $122 million in proceeds for the investment sale in fiscal 2005.
      In fiscal 2005, our cash used to acquire franchise restaurants and franchisee debt increased by $27 million, partially offsetting the comparative cash flow effect of the $122 million for the investment sale in fiscal 2005 and purchase in fiscal 2004.

      Historically, the most significant ongoing component of our investing activities was for capital expenditures to open new company restaurants, to remodel and maintain restaurant properties to our standards and to develop our corporate infrastructure in connection with our acquisition of BKC, particularly investment in information technology. The following table presents capital expenditures, by type of expenditure:

	For the
	Fiscal Year Ended
	June 30,

	2006	2005	2004

	(In millions)
New restaurants	$25	$26	$22
Real estate purchases	6	5	5
Maintenance capital	40	44	43
Other, including corporate	14	18	11

Total	$85	$93	$81

      Maintenance capital includes renovations to company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each company restaurant to maintain its appearance in accordance with our standards, which typically range from $10,000 to $15,000 per restaurant per year. Maintenance capital also includes investments in improvements to properties we lease and sublease to franchisees, including contributions we make towards improvements completed by franchisees. Other capital expenditures include investments in information technology systems, as well as investments in technologies for deployment in restaurants, such as point-of-sale software.
      We expect capital expenditures of approximately $80 to $100 million in fiscal 2007 for maintenance capital, acquisitions, new restaurants and other corporate expenditures.
      Financing Activities. Financing activities used cash of $173 million in fiscal 2006 and $2 million in fiscal 2005, and provided cash of $3 million in fiscal 2004. Uses of cash in financing activities in fiscal 2006 included the payment of the $367 million dividend and the net repayment of $186 million in term debt, which were partially offset by $392 million of proceeds, net of underwriter fees and other costs, received, from our initial public offering and $7 million of proceeds from the exercise of stock options.

Realignment of our European and Asian businesses
      During fiscal 2005, we realigned our business to operate as a global brand by moving to common systems and platforms, standardizing our marketing efforts, and introducing a uniform product offering supplemented by offerings targeting local consumer preferences. We also reorganized our international management structure by instituting a regional structure for the United States and Canada, EMEA/ APAC and Latin America.
      To further this initiative, we regionalized the activities associated with managing our European and Asian businesses, including the transfer of rights of existing franchise agreements, the ability to grant future franchise agreements and utilization of our intellectual property assets in EMEA/ APAC, in new European and Asian holding companies. Each of these new holding companies is responsible in its region for (a) management, development and expansion of the Burger King trade names and trademarks, (b) management of existing and future franchises and licenses for both franchise and company-owned restaurants, and (c) collections and redeployment of funds. Previously, the intellectual property assets related to EMEA/ APAC were owned by a U.S. company, with the result that all cash flows returned to the United States and then were subsequently transferred back to these regions to fund their growing capital requirements. We believe this realignment more closely aligns the intellectual property to the respective regions, provides funding in the proper regions and will lower our effective tax rate going forward.
      The new holding companies acquired the intellectual property rights from BKC, a U.S. company, in a transaction that generated a taxable gain for BKC in the United States of $328 million, resulting in a $126 million tax liability in the fourth quarter of 2006 recorded in other accrued liabilities on our consolidated balance sheet. This tax liability was partially offset by $40 million through the utilization of net operating loss carryforwards and other foreign tax credits, resulting in a cash tax obligation of $86 million, which we expect to make in the first quarter of fiscal 2007.
      In accordance with the guidance provided by ARB 51, Consolidated Financial Statements, the resulting tax amount of $126 million was recorded as a prepaid tax asset and offset by the reversal of a $105 million deferred tax liability, which we had previously recorded associated with the transferred asset resulting in a net prepaid asset of $21 million.
      We incurred consulting, legal, information technology, finance and relocation costs of approximately $10 million during fiscal 2006 to implement this realignment. The relocation costs were incurred in connection with the relocation of certain key officers, finance, accounting and legal staff of the EMEA/ APAC businesses to locations within Europe and Asia.
Contractual Obligations and Commitments
      The following table presents information relating to our contractual obligations as of June 30, 2006:

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Capital lease obligations	$134	$13	$25	$22	$74
Operating lease obligations(1)	1,391	153	275	231	732
Long-term debt, including current portion and interest(2)	1,354	64	164	273	853
Purchase commitments(3)	56	56	—	—	—

Total	$2,935	$286	$464	$526	$1,659

(1)	Operating lease obligations include lease payments for company restaurants and franchise restaurants that sublease the property from us. Rental income from these franchisees was $88 million and $91 million for fiscal 2006 and fiscal 2005, respectively.

(2)	We have estimated our interest payments based on (i) projected LIBOR rates, (ii) the portion of our debt we converted to fixed rates through interest rate swaps and (iii) the amortization schedule of the debt.

(3)	Includes commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology service agreements.
      As of June 30, 2006, we leased 1,090 properties to franchisees and other third parties. At June 30, 2006, we also leased land, buildings, office space and warehousing under operating leases, and leased or subleased land and buildings that we own or lease, respectively, to franchisees under operating leases. In addition to the minimum obligations included in the table above, contingent rentals may be payable under certain leases on the basis of a percentage of sales in excess of stipulated amounts. See Note 15 to our audited consolidated financial statements for further information about our leasing arrangements.
      As of June 30, 2006, the projected benefit obligation of our defined benefit pension plans exceeded pension assets by $67 million. We use the Moody’s long-term corporate bond yield indices for Aa bonds (“Moody’s Aa rate”), plus an additional 25 basis points to reflect the longer duration of our plans, as the discount rate used in the calculation of the projected benefit obligation as of the measurement date. We made contributions totaling $2 million into our pension plans and estimated benefit payments of $4 million out of these plans during fiscal 2006. Estimates of reasonably likely future pension contributions are dependent on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements.

      In November 2005, we announced the curtailment of our pension plans in the United States and we froze future pension benefit accruals, effective December 31, 2005. These plans will continue to pay benefits and invest plan assets. We recognized a one-time pension curtailment gain of approximately $6 million in December 2005. In conjunction with this curtailment gain, we accrued a contribution totaling $6 million as of December 31, 2005, on behalf of those pension participants who were affected by the curtailment. The curtailment gain and contribution offset each other to result in no net effect on our results of operations.
Other Commercial Commitments and Off-Balance Sheet Arrangements

Franchisee Restructuring Program
      In connection with the FFRP program we have made commitments to: fund loans to certain franchisees for the purpose of remodeling restaurants; remodel certain properties we lease or sublease to franchisees; provide temporary rent reductions to certain franchisees; and fund shortfalls in certain franchisee cash flow beyond specified levels (to annual and aggregate maximums). As of June 30, 2006, our remaining commitments under the FFRP program totaled $36 million, which we may incur. These arrangements expire over the next five years.

Guarantees
      We guarantee certain lease payments of franchisees arising from leases assigned in connection with sales of company restaurants to franchisees, by remaining secondarily liable under the assigned leases of varying terms, for base and contingent rents. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, we have typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees was $112 million at June 30, 2006, expiring over an average period of five years.
      Other commitments arising out of normal business operations were $10 million and $12 million as of June 30, 2006 and 2005, respectively, of which $6 million and $4 million, respectively were guaranteed under bank guarantee arrangements.

Letters of Credit
      At June 30, 2006, there were $42 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various insurance programs such as health and commercial liability insurance. Included in that amount was $41 million of standby letters of credit issued under the Company’s $150 million revolving credit facility. As of June 30, 2006, none of these irrevocable standby letters of credit had been drawn upon.
      As of June 30, 2006, we had posted bonds totaling $2 million, which related to certain utility deposits.

Vendor Relationships
      In fiscal 2000, we entered into long-term, exclusive contracts with the Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2006, we estimate that it will take approximately 16 years and 17 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments, respectively. In the event of early termination of these arrangements, we may be required to make termination payments that could be material to our results of operations and financial position. Additionally, in connection with these contracts, we have received upfront fees, which are being amortized over the term of the contracts. At June 30, 2006 and 2005, the deferred amounts totaled $23 million and $26 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of operations.

New Global Headquarters
      In May 2005, we entered into an agreement to lease a building in Coral Gables, Florida, to serve as our new global headquarters beginning in fiscal 2009. The estimated annual rent for the 15 year initial term, which is expected to be approximately $7 million per year, will be finalized upon the completion of the building’s construction and will escalate based on the inflation rate. We also expect to spend approximately $18 million in tenant improvements, furniture and fixtures, information technology and moving costs. Of this amount, approximately $15 million will be capitalized and amortized over the shorter of the assets useful life or lease. One of our directors has an ownership interest in this building. See Part I, Item 2, “Properties” and Part II, Item 5, Commitments and Contingencies in Note 19.

Other
      We are self-insured for most domestic workers’ compensation, general liability, and automotive liability losses subject to per occurrence and aggregate annual liability limitations. We are also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. We determine our liability for claims on a incurred but not reported based on an actuarial analysis.
      We have claims for certain years which are insured by a third party carrier, which is currently insolvent. We are currently reviewing our options to replace this carrier with another insurance carrier. If we are unable to successfully replace the carrier and the existing carrier goes into receivership, then there is the possibility for the State in which the claim is reported to take over the pending and potential claims. This may result in an increase in premiums for claims related to this period.
Impact of Inflation
      We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in fiscal 2006, fiscal 2005 or in fiscal 2004. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.
Critical Accounting Policies and Estimates
      This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.
      Based on the high degree of judgment or complexity in their application, we consider the following to be our critical accounting policies and estimates.

Business Combinations and Intangible Assets
      The December 2002 acquisition of our predecessor and acquisitions of restaurant operations require the application of the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The purchase method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Due to the high degree of judgment and complexity involved with the valuation process, we hired a third party valuation firm to assist with the determination of the fair value of the net assets acquired for the 2002 acquisition of our predecessor and use such firms from time to time to value acquisitions of restaurant operations.

      In the event that actual results vary from any of the estimates or assumptions used in any valuation or allocation process under SFAS No. 141, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both. See Note 1, Note 3 and Note 7 to our audited consolidated financial statements included elsewhere in this report for further information about purchase accounting allocations, related adjustments and intangible assets recorded in connection with our acquisition of BKC and acquisition of restaurant operations.

Long-Lived Assets
      Long-lived assets (including definite-lived intangible assets) are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Assets are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States, Canada, the United Kingdom and Germany. The operating market asset groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. Similarly, operating markets within the other foreign countries with larger asset concentrations (the United Kingdom and Germany) are comprised of geographic regions within those countries (three in the United Kingdom and four in Germany). These operating market definitions are based upon the following primary factors:

•	management views profitability of the restaurants within the operating markets as a whole, based on cash flows generated by a portfolio of restaurants, rather than by individual restaurants and area managers receive incentives on this basis; and

•	we do not evaluate individual restaurants to build, acquire or close independent of an analysis of other restaurants in these operating markets.
      In countries in which we have a smaller number of restaurants (The Netherlands, Spain, Mexico and China), most operating functions and advertising are performed at the country level, and shared by all restaurants in each country. As a result, we have defined operating markets as the entire country in the case of the Netherlands, Spain, Mexico and China.
      Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to:

•	significant under-performance relative to expected and/or historical results (negative comparable sales or cash flows for two years);

•	significant negative industry or economic trends; or

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value.
      When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating future cash flows, including the projection of comparable sales, restaurant operating expenses, and capital requirements for property and equipment. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Impairment of Indefinite-Lived Intangible Assets
      Indefinite-lived intangible assets consist of values assigned to brands which we own and goodwill recorded upon acquisitions. The most significant indefinite lived asset we have is our brand asset with a carrying book value of $896 million at June 30, 2006. We test our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist.

Our impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the asset with its carrying amount in each segment, as defined by SFAS No. 131, which are the United States and Canada, EMEA/ APAC, and Latin America. When assessing the recoverability of these assets, we make assumptions regarding estimated future cash flow similar to those when testing long-lived assets, as described above. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Reserves for Uncollectible Accounts and Revenue Recognition
      We collect from franchisees royalties, advertising fund contributions and, in the case of approximately 5% of our franchise restaurants, rents. We recognize revenue that is estimated to be reasonably assured of collection, and also record reserves for estimated uncollectible revenues and advertising contributions, based on monthly reviews of franchisee accounts, average sales trends, and overall economic conditions. In the event that franchise restaurant sales declined, or the financial health of franchisees otherwise deteriorated, we increase our reserves for uncollectible accounts and/or defer or not recognize revenues, the collection of which we deem to be less than reasonably assured.

Accounting for Income Taxes
      We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.
      We use an estimate of the annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at fiscal year-end.

Self-Insurance Programs
      We are self-insured for most workers’ compensation, health care claims, and general liability losses. These self-insurance programs are supported by third-party insurance policies to cover losses above our self-insured amounts. We record estimates of insurance liabilities based on independent actuarial studies and assumptions based on historical and recent claim cost trends and changes in benefit plans that could affect self-insurance liabilities. We review all self-insurance reserves at least quarterly, and review our estimation methodology and assumptions at least annually. If we determine that the liability exceeds the recorded obligation, the cost of self-insurance programs will increase in the future, as insurance reserves are increased to revised expectations, resulting in an increase in self-insurance program expenses.
      We have claims for certain years which are insured by a third party carrier, which is currently insolvent. We are currently reviewing our options to replace this carrier with another insurance carrier. If we are unable to successfully replace the carrier and the existing carrier goes into receivership, then there is the possibility for the State in which the claim is reported to take over the pending and potential claims. This may result in an increase in premiums for claims related to this period.
Newly Issued Accounting Standards
      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion

No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS No. 123(R) the effective date for a nonpublic entity that becomes a public entity after June 15, 2005 is the first interim or annual reporting period beginning after becoming a public company. Further, SFAS No. 123(R) states that an entity that makes a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market is considered a public entity for purposes of SFAS No. 123(R). We implemented SFAS No. 123(R) effective July 1, 2006.
      As permitted by SFAS No. 123, for periods prior to July 1, 2006 we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognized no compensation expense for employee stock options. As we currently apply SFAS No. 123 pro forma disclosure using the minimum value method of accounting, we are required to adopt SFAS No. 123(R) using the prospective transition method. Under the prospective transition method, non-public entities that previously applied SFAS No. 123 using the minimum value method continue to account for non-vested awards outstanding at the date of adoption of SFAS No. 123(R) in the same manner as they had been accounted to prior to adoption. For us, since we accounted for our equity awards using the minimum value method under APB No. 25, we will continue to apply APB No. 25 to equity awards outstanding at the date we adopt SFAS No. 123(R), and as a result not recognize compensation expense for awards issued prior to the date we filed our Registration Statement on Form S-1 in February 2006.
      From the date of the filing of our initial Registration Statement in February 2006, we are required to apply the modified prospective transition method to any share-based payments issued subsequent to the filing of the registration statement but prior to the effective date of our adoption of SFAS No. 123(R). Under the modified prospective transition method, compensation expense is recognized for any unvested portion of the awards granted between filing date and adoption date of SFAS No. 123(R) over the remaining vesting period of the awards beginning on the adoption date, for us July 1, 2006.
      For any awards granted subsequent to the adoption of SFAS No. 123(R), compensation expense will be recognized over the service period of the award, based on the fair value at the grant date. The impact of the adoption of this statement on the Company in fiscal 2007 and beyond will depend on various factors including, but not limited to, our future stock-based compensation grants. We currently estimate the adoption of SFAS 123(R) will decrease net income by approximately $3 million for fiscal 2007.
      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement of any tax position that meets the more-likely-than-not recognition threshold to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 may have on our statements of operations and statements of financial position when we adopt FIN 48 on July 1, 2007.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
      We are exposed to financial market risks associated with foreign currency exchange rates, interest rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use.
Foreign Currency Exchange Risk
      Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations, as well as the translation of net asset or liability positions that are denominated in foreign countries. In countries outside of the United States where we operate company restaurants, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many foreign countries where we do not have Company restaurants our franchisees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted from fluctuations in exchange rates. In fiscal 2006, operating income would have decreased or increased $9.5 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar.
      We use derivative instruments to reduce the foreign exchange impact on earnings from changes in the value of foreign-denominated assets and liabilities. At June 30, 2006, we had forward currency contracts outstanding to sell Euros, British Pounds and Canadian dollars totaling $346 million, $27 million and $5 million, respectively, to hedge intercompany notes and offset the foreign exchange risk associated with the remeasurement of these notes. Changes in the fair value of these forward contracts due to changes in the spot rate between the U.S. dollar and the Euro, British Pound and Canadian dollar are offset by the remeasurement of the intercompany notes resulting in insignificant impact to the Company’s net income. The contracts outstanding at June 30, 2006 mature at various dates through October 2006 and we intend to continue to renew these contracts to hedge our foreign exchange impact.
Interest Rate Risk
      We have a market risk exposure to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt.
      During the year ended June 30, 2006, we entered into interest rate swaps with a notional value of $750 million that qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The interest rate swaps help us manage exposure to interest rate risk by converting the floating interest-rate component of approximately 75% of our total debt obligations outstanding at June 30, 2006 to fixed rates. A 1% change in interest rates on our existing debt of $998 million would result in an increase or decrease in interest expense of approximately $2.5 million in a given year, as we have hedged $750 million of our debt.
Commodity Price Risk
      We purchase certain products, particularly beef, which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. Additionally, our ability to recover increased costs is typically limited by the competitive environment in which we operate. We do not utilize commodity option or future contracts to hedge commodity prices and do not have long-term pricing arrangements. As a result, we purchase beef and other commodities at market prices, which fluctuate on a daily basis.
      The estimated change in company restaurant food, paper and product costs from a hypothetical 10% change in average beef prices would have been approximately $9 million and $8 million in fiscal 2006 and fiscal 2005, respectively. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

Item 8.	Financial Statements and Supplementary Data
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors
Burger King Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of Burger King Holdings, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Holdings, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
August 31, 2006
Miami, Florida
Certified Public Accountants

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of June 30,

	2006	2005

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$259	$432
Trade and notes receivable, net	109	110
Prepaids and other current assets, net	40	35
Deferred income taxes, net	45	57

Total current assets	453	634
Property and equipment, net	886	899
Intangible assets, net	975	995
Goodwill	20	17
Net investment in property leased to franchisees	148	149
Other assets, net	70	29

Total assets	$2,552	$2,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$100	$83
Accrued advertising	49	59
Other accrued liabilities	338	248
Current portion of long term debt and capital leases	5	4

Total current liabilities	492	394
Term debt, net of current portion	997	1,282
Capital leases, net of current portion	63	53
Other deferrals and liabilities	349	375
Deferred income taxes, net	84	142

Total liabilities	1,985	2,246
Commitments and Contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 133,058,640 and 106,734,893 shares issued and outstanding at June 30, 2006 and June 30, 2005, respectively	1	1
Restricted stock units	5	2
Additional paid-in capital	545	406
Retained earnings	3	76
Accumulated other comprehensive income (loss)	15	(6)
Treasury stock, at cost; 590,841 shares, at June 30, 2006 and June 30, 2005, respectively	(2)	(2)

Total stockholders’ equity	567	477

Total liabilities and stockholders’ equity	$2,552	$2,723

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Years Ended June 30,

	2006	2005	2004

	(In millions, except
	per share data)
Revenues:
Company restaurant revenues	$1,516	$1,407	$1,276
Franchise revenues	420	413	361
Property revenues	112	120	117

Total revenues	2,048	1,940	1,754
Company restaurant expenses:
Food, paper and product costs	470	437	391
Payroll and employee benefits	446	415	382
Occupancy and other operating costs	380	343	314

Total company restaurant expenses	1,296	1,195	1,087
Selling, general and administrative expenses	488	487	474
Property expenses	57	64	58
Fees paid to affiliates	39	9	8
Other operating (income) expenses, net	(2)	34	54

Total operating costs and expenses	1,878	1,789	1,681

Income from operations	170	151	73

Interest expense	81	82	68
Interest income	(9)	(9)	(4)

Total interest expense, net	72	73	64
Loss on early extinguishment of debt	18	—	—

Income before income taxes	80	78	9
Income tax expense	53	31	4

Net income	$27	$47	$5

Earnings per share:
Basic	$0.24	$0.44	$0.05
Diluted	$0.24	$0.44	$0.05
Weighted average shares outstanding:
Basic	110.3	106.5	106.1
Diluted	114.7	106.9	106.1
See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

		Issued
	Issued	Common	Restricted	Additional		Accum. Other
	Common	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury
	Stock Shares	Amount	Units	Capital	Earnings	Income (Loss)	Stock	Total

	(In millions)
Balances at June 30, 2003	107	$1	$—	$397	$24	$10	$—	$432
Sale of common stock	—	—	—	6	—	—	—	6
Comprehensive loss:
Net income		—	—	—	5	—	—	5
Translation adjustment		—	—	—	—	(19)	—	(19)

Comprehensive loss								(14)

Balances at June 30, 2004	107	1	—	403	29	(9)	—	424
Sale of common stock	—	—	—	3	—	—	—	3
Treasury stock purchases	—	—	—	—	—	—	(2)	(2)
Issuance of restricted stock units	—	—	2	—	—	—	—	2
Comprehensive income:
Net income		—	—	—	47	—	—	47
Translation adjustment		—	—	—	—	6	—	6
Minimum pension liability adjustment, net of tax of $2		—	—	—	—	(3)	—	(3)

Comprehensive income								50

Balances at June 30, 2005	107	1	2	406	76	(6)	(2)	477
Sale of common stock	26	—	—	399	—	—	—	399
Stock option tax benefits	—	—	—	7	—	—	—	7
Issuance of restricted stock units	—	—	3	—	—	—	—	3
Dividend paid on common shares		—	—	(267)	(100)	—	—	(367)
Comprehensive income:
Net income		—	—	—	27	—	—	27
Translation adjustment		—	—	—	—	2	—	2
Unrealized gain on hedging activity, net of tax of $(10)		—	—	—	—	16	—	16
Minimum pension liability adjustment, net of tax of $(2)		—	—	—	—	3	—	3

Comprehensive income								48

Balances at June 30, 2006	133	$1	$5	$545	$3	$15	$(2)	$567

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended June 30,

	2006	2005	2004

	(In millions)
Cash flows from operating activities:
Net income	$27	$47	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	74	63
Interest expense payable in kind	—	45	41
(Gain) loss on asset disposals	(1)	(4)	12
(Recoveries) provision for bad debt expense, net	(2)	1	11
Impairment of debt investments and investments in unconsolidated companies and joint ventures	—	4	24
Impairment of long-lived assets	—	4	—
Pension curtailment gain	(6)	—	—
Loss on early extinguishment of debt	18	—	—
Amortization of unearned compensation	1	—	—
Deferred income tax (benefit) expense	68	9	(12)
Changes in current assets and liabilities, net of acquisitions:
Trade and notes receivables	7	(2)	(8)
Prepaids and other current assets	(4)	(2)	(6)
Accounts and drafts payable	8	(21)	23
Accrued advertising	(10)	7	(3)
Other accrued liabilities	(30)	48	28
Payment of interest on PIK notes	(103)	—	—
Other long-term assets and liabilities, net	13	8	21

Net cash provided by operating activities	74	218	199

Cash flows from investing activities:
Purchases of available for sale securities	—	(768)	(308)
Proceeds from available for sale securities	—	890	186
Payments for property and equipment	(85)	(93)	(81)
Proceeds from asset disposals and restaurant closures	18	18	26
Payments for acquired franchisee operations	(8)	(28)	(6)
Investment in franchisee debt	(4)	(27)	(22)
Repayments of franchisee debt	5	3	3
Net proceeds for purchase of BKC	—	—	5
Release from restricted cash/escrow account	—	—	13

Net cash used for investing activities	(74)	(5)	(184)

Cash flows from financing activities:
Proceeds from term debt and credit facility	2,143	—	—
Repayments of term debt, credit facility and capital leases	(2,329)	(3)	(3)
Payments for financing costs	(19)	—	—
Proceeds from sale of common stock, net	399	3	6
Dividends paid on common stock	(367)	—	—
Treasury stock purchases	—	(2)	—

Net cash (used for) provided by financing activities	(173)	(2)	3

(Decrease) increase in cash and cash equivalents	(173)	211	18
Cash and cash equivalents at beginning of period	432	221	203

Cash and cash equivalents at end of period	$259	$432	$221

Supplemental cash-flow disclosures:
Interest paid(1)	$180	$26	$21
Income taxes paid	$16	$14	$13
Non-cash investing and financing activities:
Acquisition of franchisee operations	$—	$16	$3
Acquisition of property with capital lease obligations	$13	$—	$—

(1)	Amount for the year ended June 30, 2006 includes $103 million of interest paid on PIK notes which was included in term debt at June 30, 2005.
See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.	Description of Business and Organization

Description of Business
      Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. It is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King brand. BKH is approximately 75.9% owned by private equity funds controlled by Texas Pacific Group, the Goldman Sachs Capital Funds and Bain Capital Partners (collectively, the “Sponsors”).
      The Company generates revenues from three sources: (i) sales at restaurants owned by the Company; (ii) royalties and franchise fees paid by franchisees; and (iii) property income from the franchise restaurants that the Company leases or subleases to franchisees. The Company receives monthly royalties and advertising contributions from franchisees based on a percentage of restaurant sales.

Organization
      On December 13, 2002 (the “Transaction Date”), Gramet Holding Corporation (“GHC”), a wholly-owned subsidiary of Diageo plc and the former parent of BKC, completed its sale of 100% of the outstanding common stock of BKC to Burger King Acquisition Corporation (“BKAC”) for $1.51 billion, subject to adjustments (the “Transaction”).
      BKAC was established as an acquisition vehicle by the Sponsors for the purpose of acquiring BKC. BKAC was capitalized with an $822.5 million capital contribution from BKH. Of the aggregate contribution, $610 million was paid in cash and $212.5 million was due from the Company.
      On the Transaction Date, BKAC paid GHC a total of $1,404.3 million, calculated as $1,510 million less a preliminary purchase price adjustment of $105.7 million. The Company and GHC ultimately settled on a further reduction to the purchase price of $5 million. Of the total amount, GHC received $441.8 million in cash from BKAC, $750 million in loan proceeds from BKAC’s lenders and $212.5 million in the form of a payment-in-kind note, or PIK note, issued by BKH to GHC. Additionally, BKAC paid $62.5 million in costs associated with the Transaction, comprised of $28.8 million in deferred financing fees and $33.7 in professional fees. Of the $33.7 in professional fees, $22.4 million was paid to the Sponsors.
      On the Transaction Date, BKH also issued PIK notes in the aggregate amount of $212.5 million to the private equity funds controlled by the Sponsors, and the proceeds were contributed to BKAC. The terms of these PIK notes were identical to the PIK note issued to GHC.
      BKAC was merged into BKC upon completion of the Transaction. The merger was accounted for as a combination of entities under common control.
      The Transaction was accounted for using the purchase method of accounting, or purchase accounting, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). At the time of the Transaction, the Company made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at their estimated fair market value. After the transaction, the Company hired a third party valuation firm to assist in determining the fair market value of the assets. In December 2003, the Company completed its fair market value calculations and finalized the purchase accounting adjustments to these preliminary allocations. The sum of the fair value of assets acquired and liabilities assumed exceeded the acquisition cost, resulting in negative goodwill of $154 million. The negative goodwill was allocated on a pro rata basis to reduce the carrying value of long-lived assets in accordance with SFAS No. 141.
      In connection with the final allocation of the purchase price, the Company adjusted the valuation of its long-lived assets, primarily property and equipment, and recorded favorable and unfavorable leases as

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
intangible assets and other liabilities, respectively. In connection with these adjustments to the preliminary allocations, the Company recognized a net benefit of $2 million as a change in accounting estimate in the fiscal year ended June 30, 2004. This net benefit consisted of $23 million in additional amortization related to the adjustment to unfavorable leases and $1 million in other adjustments, partially offset by $18 million in additional depreciation expense related to the adjustment to property and equipment and $4 million of additional amortization expense related to the adjustment to favorable leases.

Initial Public Offering
      In May 2006 the Company completed its initial public offering of 25,000,000 shares of common stock, $0.01 par value, at a per share price of $17.00 with net proceeds after transaction costs to the Company of approximately $392 million (the “initial public offering”). The Sponsors sold an additional 3,750,000 shares, to settle the underwriters’ over-allotment option at $17.00 per share. After the consummation of the initial public offering, the equity funds controlled by the Sponsors owned approximately 75.9% of the Company’s outstanding common stock. In connection with the initial public offering, the Board of Directors of the Company authorized an increase in the number of shares of the Company’s common stock to 300 million shares, authorized a 26.34608 to one stock split, and authorized 10 million shares of a new class of preferred stock, with a par value of $0.01 per share. As of June 30, 2006, no shares of this new class of preferred stock were issued or outstanding. All references to the number of shares in these consolidated financial statements and accompanying notes have been adjusted to reflect the stock split on a retroactive basis.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
      The consolidated financial statements include the accounts of BKH and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates where the Company owns between 20% and 50% are accounted for under the equity method, except as discussed below.
      In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”). FIN 46R establishes guidance to identify variable interest entities (“VIE’s”). FIN 46R requires VIE’s to be consolidated by the primary beneficiary who is exposed to the majority of the VIE’s expected losses, expected residual returns, or both. FIN 46R excludes from its scope operating businesses unless certain conditions exist.
      A majority of franchise entities meet the definition of an operating business and, therefore, are exempt from the scope of FIN 46R. Additionally, there are a number of franchise entities which do not meet the definition of a business as a result of leasing arrangements and other forms of subordinated financial support provided by the Company, including certain franchise entities that participated in the franchise financial restructuring program (see Note 19) and, therefore, are considered variable interest entities. However, the Company is not exposed to the majority of expected losses in any of these arrangements and, therefore, is not the primary beneficiary required to consolidate any of these franchisees.
      The Company has consolidated one joint venture created in fiscal 2005 that operates restaurants where the Company is a 49% partner, but is deemed to be the primary beneficiary, as the joint venture agreement provides protection to the joint venture partner from absorbing expected losses. The results of operations of this joint venture are not material to the Company’s results of operations and financial position.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Concentrations of Risk
      The Company’s operations include Company-owned and franchise restaurants located throughout the U.S., its territories and 64 other countries. Of the 11,129 restaurants in operation as of June 30, 2006, 1,240 are Company-owned and operated and 9,889 are franchisee operated.
      The Company has an operating agreement with a third party, Restaurant Services, Inc., or RSI, which acts as the exclusive purchasing agent for Company-owned and franchised Burger King restaurants in the United States for the purchase of food, packaging, and equipment. These restaurants place purchase orders and receive the respective products from distributors with whom, in most cases, RSI has service agreements. For the year ended June 30, 2006, the five largest U.S. distributors serviced approximately 88% of total U.S. purchases by Company-owned and franchised restaurants.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation
      Foreign currency balance sheets are translated using the end of period exchange rates, and statements of operations are translated at the average exchange rates for each period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign Currency Transaction Gain or Losses
      Foreign currency transaction gains or losses resulting from the re-measurement of foreign-denominated assets and liabilities of the Company or its subsidiaries are reflected in earnings in the period when the exchange rates change.

Cash and Cash Equivalents
      Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

Investment in Auction Rate Notes
      Auction rate notes represent long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process, which occurs every seven to thirty-five days, and are classified as available for sale securities. Auction rate notes are considered highly liquid by market participants because of the auction process. However, because the auction rate notes have long-term maturity dates and there is no guarantee the holder will be able to liquidate its holding, they do not meet the definition of cash equivalents in SFAS No. 95, Statement of Cash Flows and, accordingly, are recorded as investments. There were no investments in auction rate notes at June 30, 2006 and 2005.

Allowance for Doubtful Accounts
      The Company evaluates the collectibility of its trade receivable from franchisees based on a combination of factors, including the length of time the receivables are past due and the probability of any success from litigation or default proceedings, where applicable. The Company records a specific allowance for doubtful accounts in an amount required to adjust the carrying values of such balances to the amount that the Company estimates to be net realizable value. The Company writes off a specific account when (a) the

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Company enters into an agreement with a franchisee that releases the franchisee from outstanding obligations, (b) franchise agreements are terminated and the projected costs of collections exceed the benefits expected to be received from pursuing the balance owed through legal action, or (c) franchisees do not have the financial wherewithal or unprotected assets from which collection is reasonably assured.
      Notes receivable represent loans made to franchisees arising from re-franchisings of company owned restaurants, sale of property, and in certain cases when past due trade receivables from franchisees are generally restructured into an interest bearing note. Trade receivables which are restructured to interest bearing notes are generally already fully reserved, and as a result, are transferred to notes receivables at a net carrying value of zero. Notes receivable with a carrying value greater than zero are impaired when it is probable or likely that the Company is unable to collect all amounts in accordance with the contractual terms of the loan agreement, in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.”

Inventories
      Inventories, totaling $14 million and $15 million at June 30, 2006 and 2005, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying consolidated balance sheets.

Property and Equipment, net
      Property and equipment, net, owned by the Company are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements to properties where the Company is the lessee are amortized over the lesser of the remaining term of the lease or the life of the improvement.
      Improvements and major repairs with a useful life greater than one year are capitalized, while minor maintenance and repairs are expensed when incurred.

Leases
      The Company accounts for leases in accordance with SFAS No. 13, Accounting for Leases (“SFAS No. 13”), and other related authoritative literature. Assets acquired under capital leases are stated at the lower of the present value of future minimum lease payments or fair market value at the date of inception of the lease. Capital lease assets are depreciated using the straight-line method over the shorter of the useful life or the underlying lease term.
      The Company records rent expense for operating leases that contain scheduled rent increases on a straight-line basis over the lease term, including any renewal option periods considered in the determination of that lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments.
      The Company also enters into capital leases as lessor. Capital leases meeting the criteria of direct financing leases under SFAS No. 13 are recorded on a net basis, consisting of the gross investment and residual value in the lease less the unearned income. Unearned income is recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease. Direct financing leases are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based on the payment history under the lease.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Favorable and unfavorable lease contracts were recorded as part of the Transaction (see Note 1). The Company amortizes these favorable and unfavorable lease contracts on a straight-line basis over the remaining term of the leases. Upon early termination of a lease, the favorable or unfavorable lease contract balance associated with the lease contract is recognized as a loss or gain in the statement of operations.

Goodwill and Intangible Assets
      Goodwill and the intellectual property associated with the Burger King brand are assessed for impairment by segment annually or more frequently if events or circumstances indicate that either asset may be impaired in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).
      In accordance with the requirements of SFAS No. 142, goodwill is recorded at the reporting unit level for purposes of impairment testing. The reporting units are the Company’s operating segments. As of June 30, 2006, all of the goodwill recorded is included in the United States and Canada operating segment.

Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and acquired intangibles subject to amortization, are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, a significant under-performance relative to expected and/or historical results (two years comparable restaurant sales decrease or two years negative operating cash flows), significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value. Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Assets are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States, Canada, the United Kingdom and Germany. The operating market asset groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. Similarly, operating markets within the other foreign countries with larger asset concentrations (the United Kingdom and Germany) are comprised of geographic regions within those countries (three in the United Kingdom and four in Germany). These operating market definitions are based upon the following primary factors:

•	management views profitability of the restaurants within the operating markets as a whole, based on cash flows generated by a portfolio of restaurants, rather than by individual restaurants, and area managers receive incentives on this basis; and

•	the Company does not evaluate individual restaurants to build, acquire or close independent of an analysis of other restaurants in these operating markets.
      In countries in which the Company has a smaller number of restaurants (The Netherlands, Spain, Mexico and China), most operating functions and advertising are performed at the country level, and shared by all restaurants in each country. As a result, the Company has defined operating markets as the entire country in the case of The Netherlands, Spain, Mexico and China. If the carrying amount of an asset exceeds the estimated and undiscounted future cash flows generated by the asset, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Other Comprehensive Income (Loss)
      Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are included in comprehensive income (loss) but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gain on hedging activity, net of tax, and minimum pension liability adjustments, net of tax.

Derivative Financial Instruments
      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and recognized in the statement of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.
      When applying hedge accounting, the Company’s policy is to designate, at a derivative’s inception, the specific assets, liabilities or future commitments being hedged, and to assess the hedge’s effectiveness at inception and on an ongoing basis. The Company may not designate the derivative as a hedging instrument where the same financial impact is achieved in the financial statements. The Company does not enter into or hold derivatives for trading or speculative purposes.

Disclosures About Fair Value of Financial Instruments
      Cash and cash equivalents, trade and notes receivable: The carrying value equals fair value based on the short-term nature of these accounts.
      Debt, including current maturities: The carrying value of term debt was $998 million at June 30, 2006 and $1.28 billion at June 30, 2005 which approximated fair value as the debt at both of these dates carry a floating interest rate and reflect the Company’s credit ratings at each date.

Revenue Recognition
      Revenues include retail sales at Company-owned restaurants and franchise and property revenues. Franchise and property revenues include royalties, initial and renewal franchise fees, and property revenues, which include pass-through rental income from operating lease rentals and earned income on direct financing leases on property leased to franchisees. Retail sales are recognized at the point of sale. Royalties are based on a percentage of sales by franchisees. Royalties are recorded as earned and when collectibility is reasonably assured. Initial franchise fees are recognized as income when the related restaurant begins operations. A franchisee may pay a renewal franchise fee and renew its franchise for an additional term. Renewal franchise fees are recognized as income upon receipt of the non-refundable fee and execution of a new franchise agreement. In accordance with SFAS No. 45, Accounting for Franchise Fee Revenue, the cost recovery accounting method is used to recognize revenues for franchisees for whom collectibility is not reasonably assured.
      Pass-through rental income on operating lease rentals and earned income on direct financing leases are recognized as earned and when collectibility is reasonably assured.

Advertising and Promotional Costs
      The Company expenses the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred, in accordance with Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs.
      Franchised restaurants and Company-owned restaurants contribute to advertising funds managed by the Company in the United States and certain international markets where Company-owned restaurants operate. Under the Company’s franchise agreements, contributions received from franchisees must be spent on

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
advertising, marketing and related activities, and result in no gross profit recognized by the Company. Amounts which are contributed to the advertising funds by company owned restaurants are recorded as selling, general and administrative expenses. Advertising expense, net of franchisee contributions, totaled $74 million for the year ended June 30, 2006, $87 million for the year ended June 30, 2005, and $100 million for the year ended June 30, 2004 and is included in selling, general and administrative expenses.
      To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are accounted for as deferred credits, in accordance with SFAS No. 45, and are recorded in accrued advertising in the accompanying consolidated balance sheets.
      Franchisees in markets where no Company-owned restaurants operate contribute to advertising funds not managed by the Company. Such contributions and related fund expenditures are not reflected in the Company’s results of operations or financial position.

Income Taxes
      The Company files a consolidated U.S. federal income tax return. Amounts in the financial statements related to income taxes are calculated using the principles of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is “more likely than not” that some portion or all of the deferred tax assets will not be recognized.

Earnings per Share
      Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is consistent with that of basic earnings per share, while giving effect to all dilutive potential common shares that were outstanding during the period.

Stock-based Compensation
      The Company accounts for stock-based compensation using the intrinsic-value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”). In estimating the fair value of its options under SFAS No. 123, the Company uses the minimum value method. In addition, the Company will adopt SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”) on July 1, 2006. As such, the Company became a public company, as the term is defined in SFAS 123(R), on February 16, 2006, the date the Company filed its S-1 registration statement with the SEC in anticipation of its initial public offering of common stock, which was completed in May 2006. In accordance with SFAS 123(R), the Company is required to apply the modified prospective transition method to any share-based payments issued subsequent to the filing of the registration statement; however no stock compensation cost will begin to be recognized for such awards in the financial statements until the Company adopts SFAS 123(R) on July 1, 2006. As a result, the pro-forma information regarding net income and earnings per share required by SFAS 123 would also include an estimated volatility factor for those share-based payment awards issued for the period February 16, 2006 to June 30, 2006. However, the amount of stock compensation for these awards was immaterial, therefore, the following assumptions for the Black-Scholes model are only those used to calculate compensation cost using the minimum value method.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Compensation value for the fair value disclosure is estimated for each option grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for option grants:

	Years Ended June 30,

	2006	2005	2004

Risk-free interest rate	4.78%	3.88%	3.98%
Expected term (in years)	5.0	5.0	5.0
Expected volatility	0.0%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%
      The following table illustrates the effect on net income and earnings per share had the Company applied the minimum value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, to stock-based employee compensation (in millions, except per share data):

	Years Ended June 30,

	2006	2005	2004

Net income, as reported	$27	$47	$5
less: Stock-based compensation expense under minimum value method, net of related tax effects	(2)	(1)	(1)

Net income, pro forma	$25	$46	$4

Basic earnings per share, as reported	$0.24	$0.44	$0.05
Basic earnings per share, pro forma	$0.23	$0.43	$0.04
Diluted earnings per share, as reported	$0.24	$0.44	$0.05
Diluted earnings per share, pro forma	$0.22	$0.43	$0.04

Reclassifications
      Certain reclassifications have been made to the prior periods to conform to the current period’s presentation. The reclassifications had no effect on previously reported net income or stockholder’s equity.

Note 3.	Acquisitions, Closures and Dispositions

Acquisitions
      All acquisitions of franchised restaurant operations are accounted for using the purchase method of accounting under SFAS 141. These acquisitions are summarized as follows (in millions, except for number of restaurants):

	Years Ended June 30,

	2006	2005	2004

Number of restaurants acquired	50	101	38

Inventory	$—	$1	$—
Property and equipment, net	5	34	4
Goodwill and other intangible assets	7	12	5
Assumed liabilities	(4)	(3)	—

Total purchase price	$8	$44	$9

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Closures and Dispositions
      (Gains) losses on asset and business disposals are comprised primarily of lease termination costs relating to restaurant closures and refranchising of Company-owned restaurants, and are recorded in other operating expenses (income), net in the accompanying consolidated statements of operations. The closures and refranchisings are summarized as follows (in millions, except for number of restaurants):

	Years Ended June 30,

	2006	2005	2004

Number of restaurant closures	14	23	20
(Gains) losses on closures and dispositions, net	$(3)	$6	$12

Number of refranchisings	6	11	21
Loss on refranchisings	$—	$7	$3

Note 4.	Franchise Revenues
      Franchise revenues are comprised of the following (in millions):

	Years Ended June 30,

	2006	2005	2004

Franchise royalties	$401	$396	$346
Initial franchise fees	10	9	7
Other	9	8	8

Total	$420	$413	$361

      In accordance with SFAS No. 45, the Company deferred the recognition of revenues totaling $1 million and $22 million for the years ended June 30, 2005 and 2004, respectively. The Company had recoveries of $4 million and write-offs of $11 million for the year ended June 30, 2005. As of June 30, 2005 and 2004, the Company had deferred revenue balances of $8 million and $22 million, respectively. The Company did not defer recognition of revenues for the fiscal year ended June 30, 2006.

Note 5.	Trade and Notes Receivable, Net
      Trade and notes receivable, net, are comprised of the following (in millions):

	Years Ended
	June 30,

	2006	2005

Trade accounts receivable	$134	$133
Notes receivable, current portion	7	6

	141	139
Allowance for doubtful accounts and notes receivable, current portion	(32)	(29)

Total, net	$109	$110

      The Company recorded net recoveries of $2 million for the year ended June 30, 2006, and bad debt expense, net of recoveries, of $1 million for the year ended June 30, 2005, and $11 million for the year ended

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
June 30, 2004. The change in allowances for doubtful accounts for each of the three years ending June 30, 2006 are as follows:

	Years Ended June 30,

	2006	2005	2004

Beginning balance	29	79	106
Bad debt expense, net of recoveries	(2)	1	11
Write-offs and transfers to/from notes receivable, net	5	(51)	(38)

Ending balance	32	29	79

Note 6.	Property and Equipment, Net
      Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

			Years Ended
			June 30,

			2006	2005

Land			$379	$384
Buildings and improvements	(up to 40 years	)	517	470
Machinery and equipment	(up to 18 years	)	228	234
Furniture, fixtures, and other	(up to 10 years	)	85	37
Construction in progress			34	26

			1,243	1,151
Accumulated depreciation and amortization			(357)	(252)

Property and equipment, net			$886	$899

      Depreciation expense on property and equipment totaled $109 million for the year ended June 30, 2006, $100 million for the year ended June 30, 2005, and $112 million for the year ended June 30, 2004.
      Property and equipment, net, includes assets under capital leases, net of depreciation, of $47 million and $39 million at June 30, 2006 and 2005, respectively.

Note 7.	Intangible Assets, Net and Goodwill
      The Burger King brand of $896 million and $909 million at June 30, 2006 and 2005, respectively and goodwill of $20 million and $17 million at June 30, 2006 and 2005, respectively, represent the Company’s indefinite-lived intangible assets. The increase in goodwill of $3 million is attributable to acquisitions during 2006. The decrease in the net carrying amount of the brand is attributable to a $12 million reduction in pre-acquisition deferred tax valuation allowances and $6 million deferred tax liability associated with these reductions, both of which were recorded as part of the Transaction, and were applied against the brand in accordance with SFAS No. 109. These amounts were offset by the foreign currency translation effect of $3 million on the value of the brand transferred to EMEA operating segment as part of the realignment of the European and Asian businesses (See Note 13).

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The table below presents intangible assets subject to amortization, along with their useful lives (in millions):

		Years Ended
		June 30,

		2006	2005

Franchise agreements	26 years	$68	$65
Favorable lease contracts	Up to 20 years	32	36

		100	101
Accumulated amortization		(21)	(15)

Net carrying amount		$79	$86

      Amortization expense on franchise agreements totaled $3 million for the years ended June 30, 2006, 2005 and 2004, respectively. The amortization of favorable lease contracts totaled $4 million for the year ended June 30, 2006, $3 million for the year ended June 30, 2005, and $5 million for the year ended June 30, 2004.
      As of June 30, 2006, estimated future amortization expense of intangible assets subject to amortization for each of the years ended June 30 is $5 million in 2007; $4 million in each of 2008, 2009, 2010, and 2011; and $58 million thereafter.

Note 8.	Earnings Per Share
      Basic and diluted earnings per share were calculated as follows (in millions, except share amounts):

	Years Ended June 30,

	2006	2005	2004

Numerator:
Numerator for basic and diluted earnings per share:
Net income	$27	$47	$5

Denominator:
Denominator for basic earnings per share:
Weighted average shares	110,327,949	106,499,866	106,061,888
Effect of dilutive securities:
Restricted stock units	707,836	410,261	—
Employee stock options	3,654,800	—	—

Denominator for diluted earnings per share	114,690,585	106,910,127	106,061,888

Basic earnings per share	$0.24	$0.44	$0.05
Diluted earnings per share	$0.24	$0.44	$0.05
      Unexercised employee stock options to purchase 1.2 million, 9.0 million and 6.8 million shares of the Company’s common stock for the years ended June 30, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share as their exercise prices were equal to or greater than the average market price of the Company’s common stock during those respective periods, which would have resulted in dilution.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 9.	Other Accrued Liabilities
      Included in other accrued liabilities as of June 30, 2006 and 2005, were accrued payroll and employee-related benefit costs totaling $101 million and $93 million, respectively, and income taxes payable of $96 million and $5 million, respectively.

Note 10.	Term Debt
      Term debt is comprised of the following:

	Years Ended
	June 30,

	2006	2005

PIK notes	$—	$528
Term loan	—	750
Term loan A	185	—
Term loan B-1	809	—
Other	4	5

Total term debt	998	1,283
Less: current maturities of term debt	(1)	(1)

Long term portion of term debt	$997	$1,282

      In July 2005, the Company entered into a $1.15 billion credit agreement, which consists of a $150 million revolving credit facility, a $250 million term loan (“Term loan A”), and a $750 million term loan (“Term loan B”). The Company utilized $1 billion in proceeds from Term loan A and Term loan B, $47 million from the revolving credit facility, and cash on hand to repay in full BKC’s Term loan, PIK Notes and $16 million in financing costs associated with the new facility. The unamortized balance of deferred financing costs, totaling $13 million, related to the existing Term loan was recorded as a loss on early extinguishment of debt in the accompanying condensed consolidated statement of operations for the year ended June 30, 2006. In the first quarter of 2006, the Company repaid the $47 million outstanding balance on the revolving debt facility.
      In February 2006, the Company amended and restated its $1.15 billion secured credit facility (“amended facility”) to replace the existing $750 million Term loan B with a new Term loan B-1 (“Term loan B-1”) in an amount of $1.1 billion. As a result of this transaction, the Company received net proceeds of $347 million. The $347 million of net proceeds and cash on hand was used to make a $367 million dividend payment to the holders of the Company’s common stock (see Note 16) and to make a one-time compensatory make-whole payment in the amount of $33 million to certain option and restricted stock unit holders in the Company’s common stock (see Note 16). The Company recorded deferred financing costs of $3 million in connection with the amended facility in addition to a $1 million write-off of deferred financing costs, which is recorded as a loss on early extinguishment of debt in the consolidated statement of operations for the fiscal year ended June 30, 2006.
      In May 2006, the Company utilized a portion of the $392 million in net proceeds received from the initial public offering to prepay $350 million of Term loans. As a result of this prepayment, the Company recorded a $4 million write-off of deferred financing fees as a loss on the early extinguishment of debt in the consolidated statement of operations for the fiscal year ended June 30, 2006.
      The interest rate under Term loan A and the revolving credit facility is, at the Company’s option, either (a) the greater of the federal funds effective rate plus 0.50% or the prime rate (“ABR”), plus a rate not to exceed 0.75%, which varies according to the Company’s leverage ratio or (b) LIBOR plus a rate not to exceed 1.75%, which varies according to Company’s leverage ratio. The interest rate for Term loan B-1 is, at

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Company’s option, either (a) ABR, plus a rate of 0.50% or (b) LIBOR plus 1.50%, in each case so long as the Company’s leverage ratio remains at or below certain levels (but in any event not to exceed 0.75% in the case of ABR loans and 1.75% in the case of LIBOR loans). The weighted average interest rates related to the Company’s term debt was 5.89% and 5.40% at June 30, 2006 and June 30, 2005, respectively.
      The amended credit facility contains certain customary financial and other covenants. These covenants impose restrictions on additional indebtedness, liens, investments, advances, guarantees, mergers and acquisitions. These covenants also place restrictions on asset sales, sale and leaseback transactions, dividends, payments between the Company and its subsidiaries and certain transactions with affiliates.
      The financial covenants limit the maximum amount of capital expenditures to an amount ranging from $180 million to $250 million per fiscal year over the term of the amended facility, subject to certain financial ratios. Following the end of each fiscal year, the Company is required to prepay the term debt in an amount equal to 50% of excess cash flow (as defined in the senior secured credit facility) for such fiscal year. This prepayment requirement is not applicable if the Company’s leverage ratio is less than a predetermined amount. There are other events and transactions, such as certain asset sales, sale and leaseback transactions resulting in aggregate net proceeds over $2.5 million in any fiscal year, proceeds from casualty events and incurrence of debt that will trigger additional mandatory prepayment.
      The amended facility also allows the Company to make dividend payments, subject to certain covenant restrictions.
      BKC is the borrower under the amended facility and the Company and certain subsidiaries have jointly and severally unconditionally guaranteed the payment of the amounts under the amended facility. The Company, BKC and certain subsidiaries have pledged, as collateral, a 100% equity interest in the domestic subsidiaries of the Company and BKC with some exceptions. Furthermore, BKC has pledged as collateral a 65% equity interest in certain foreign subsidiaries.
      As a result of the May 2006 prepayment of $350 million and July 2006 prepayment of $50 million (see Note 23), the next scheduled principal payment on the amended facility is December 31, 2008. The level of required principal repayments increases over time thereafter. The maturity dates of Term loan A, Term loan B-1, and amounts drawn under the revolving credit facility are June 2011, June 2012, and June 2011, respectively. The aggregate debt maturities, including the Term loan A, Term loan B-1 and other debt as of June 30, 2006, are as follows (in millions):

2007	$1
2008	1
2009	35
2010	63
2011	88
Thereafter	810

$998

      At June 30, 2006, there were no borrowings outstanding under the revolving credit facility. At June 30, 2006, there were $41 million of irrevocable standby letters of credit outstanding, which are described further in Note 19. Accordingly, the availability of the revolving credit facility was $109 million as of June 30, 2006. BKC incurs a commitment fee on the unused revolving credit facility at the rate of 0.50%.
      The Company also has lines of credits with foreign banks, which can also be used to provide guarantees, in the amounts of $5 million and $4 million at June 30, 2006 and 2005, respectively. The Company had issued $2 million of guarantees against these lines of credit at both June 30, 2006 and 2005, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 11.	Derivative Instruments

Interest rate swaps
      During the year ended June 30, 2006, the Company entered into interest rate swap contracts with a notional value of $750 million that qualify as cash flow hedges under SFAS No. 133, as amended. These interest rate swaps are used to convert the floating interest-rate component of certain debt obligations to fixed rates.
      The fair value of the interest rate swaps was $26 million as of June 30, 2006 and is recorded within other assets, net in the accompanying consolidated balance sheet. At June 30, 2006, a $16 million, net of tax, unrealized gain on hedging activity is included in accumulated other comprehensive income (loss) included in the consolidated statement of stockholder’s equity and other comprehensive income (loss), resulting from the increase in fair value of the interest rate swaps. Unrealized gains and losses in other comprehensive income related to these hedges are expected to be recorded to the Company’s statement of operations in the future and will offset interest expense on certain variable rate debt. The actual amounts that will be recorded to the Company’s consolidated statement of operations could vary from this estimated amount as a result of changes in interest rates in the future. No ineffectiveness was recognized in fiscal 2006 for those interest rate swaps designated as cash flow hedges.

Forward Contracts
      The Company enters into foreign currency forward contracts with the objective of reducing its exposure to foreign currency fluctuations associated with foreign-denominated assets. As part of the realignment of the European and Asian businesses, the Company recorded Euro-denominated intercompany receivables with a principal amount equivalent to $340 million as consideration for intellectual property and other assets transferred to certain foreign subsidiaries. Concurrently, the Company entered into foreign currency forward contracts that mature in October 2006 to sell Euros and buy approximately $346 million U.S. Dollars in order to reduce the Company’s cash flow and income statement exposure to changes in the U.S. and Euro exchange rates associated with the principal and interest amounts of such receivables. The notional amount of the contracts associated with the principal portion of the intercompany receivables totaling $342 million is recorded at fair value on the consolidated balance sheet with the corresponding amount recorded in other income (expense). The change in fair value of these contracts through June 30, 2006 resulted in a $5 million loss, and is included in other income (expense), net in the consolidated statement of operations, which is offset by a corresponding gain recorded upon the remeasurement of the principal portion of intercompany receivables for the same period.
      The Company also entered into and designated the notional amount of the contracts associated with the interest portion of the receivables totaling $4 million as cash flow hedges. As the notional amount, maturity date and currency of these contracts match those of the underlying receivable, these foreign currency forward contracts are considered to be effective cash flow hedges according to the criteria specified in SFAS No. 133. Accordingly, the gains and losses for these foreign currency forward contracts are reported in accumulated other comprehensive income and will be reclassified into earnings when the impact of the hedged transaction (i.e., receipt of the interest payment) occurs. For those foreign currency exchange forward contracts that the Company has designated as cash flow hedges, the Company measures ineffectiveness by comparing the cumulative change in the foreign currency forward contract with the cumulative change in the hedged item. The Company excludes the difference between the spot rate and the forward rate of the contracts entered into from the assessment of hedge ineffectiveness for its cash flow hedges. No ineffectiveness was recognized in fiscal 2006 for those foreign currency forward contracts designated as cash flow hedges.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 12.	Interest Expense
      Interest expense is comprised of the following (in millions):

	Years Ended June 30,

	2006	2005	2004

Term loans and PIK Notes	$72	$74	$61
Capital lease obligations	9	8	7

Total	$81	$82	$68

      As discussed in Note 10, the Company incurred $19 million in deferred financing fees in conjunction with the July 2005 refinancing and the February 2006 amended facility, of which $5 million have been written off as a loss on the early extinguishment of debt resulting from pre-payments and refinancings. These fees are classified in other assets, net and are amortized over the term of the debt into interest expense on term debt using the effective interest method.

Note 13.	Income Taxes
      Income (loss) before income taxes, classified by source of income, is as follows (in millions):

	Years Ended June 30,

	2006	2005	2004

Domestic	$79	$93	$(25)
Foreign	1	(15)	34

Income before income taxes	$80	$78	$9

      Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	Years Ended June 30,

	2006	2005	2004

Current:
Domestic
Federal	$(16)	$18	$10
State, net of federal income tax benefit	(1)	2	5
Foreign	2	2	1

	(15)	22	16

Deferred:
Domestic
Federal	50	13	(22)
State, net of federal income tax benefit	5	(3)	—
Foreign	13	(1)	10

	68	9	(12)

Total	$53	$31	$4

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Years Ended June 30,

	2006	2005	2004

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8	2.8	25.2
Benefit and taxes related to foreign operations	11.1	(12.2)	(28.8)
Foreign exchange differential on tax benefits	(1.9)	4.8	(87.2)
Change in valuation allowance	0.9	10.1	80.4
Change in accrual for tax uncertainties	18.4	4.4	33.7
Other	—	(5.2)	(13.9)

Effective income tax rate	66.3%	39.7%	44.4%

      During the year ended June 30, 2006, the Company recorded accruals for tax uncertainties of $15 million and changes in the estimate of tax provisions of $7 million, which resulted in a higher effective tax rate for the year.
      The income tax expense includes an increase in valuation allowance related to deferred tax assets in foreign countries of $1 million, $12 million, and $7 million for the years ending June 30, 2006, 2005 and 2004, respectively. For the year ended June 30, 2005, the valuation allowance decreased by $4 million in certain states. This reduction was a result of determining that it was more likely than not that certain state loss carryforwards and other deferred tax assets would be realized. The valuation allowance increased by $1 million for certain state loss carryforwards as their realization was not considered more likely than not for the year ended June 30, 2004.
      The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	Years Ended June 30,

	2006	2005	2004

Income tax expense from continuing operations	$53	$31	$4
Interest rate swaps in accumulated other comprehensive income (loss)	10	—	—
Minimum pension liability in accumulated other comprehensive income (loss)	2	(2)	—
Adjustments to deferred income taxes related to brand	(6)
Adjustments to the valuation allowance related to brand (See note 7)	(12)	—	(2)

	$47	$29	$2

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	Years Ended June 30,

	2006	2005	2004

Deferred income tax expense (benefit) (exclusive of the effects of components listed below)	$67	$2	$(20)
Change in valuation allowance, net of amounts allocated as adjustments to purchase accounting	1	8	8
Change in effective state income tax rate	—	(1)	—

Total	$68	$9	$(12)

      Deferred tax assets and liabilities at the date of transaction were recorded based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authorities. At the date of a change in management’s best estimate, deferred tax assets and liabilities are adjusted to reflect the revised tax basis. Pursuant to SFAS No. 109, certain adjustments to deferred taxes and reductions of valuation allowances established in purchase accounting would be applied as an adjustment to the Company’s intangible assets. During the year ended June 30, 2004, the Company recognized the effect of benefits arising from these items by recording a deferred tax asset of $41 million, which resulted in a related decrease in the value of the Burger King brand recorded in connection with the Transaction. During the year ended June 30, 2006, the Company recorded reductions in the valuation allowance of $12 million which were applied to reduce intangible assets. Based on the provisions of SFAS No. 109, approximately $64 million of valuation allowance, if realized, will be applied to reduce intangible assets.
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	Years Ended
	June 30,

	2006	2005

Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$28	$36
Accrued employee benefits	31	29
Unfavorable leases	101	106
Liabilities not currently deductible for tax	45	70
Tax loss and credit carryforwards	38	79
Property and equipment, principally due to differences in depreciation	61	49
Other	7	1

	311	370
Valuation allowance	(89)	(78)

	222	292
Less deferred tax liabilities:
Intangible assets	212	328
Leases	49	49

	261	377

Net deferred tax liability	$39	$85

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      For the year ended June 30, 2006, the valuation allowance increased by $11 million. After considering the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the reversal of deferred tax liabilities, management believes it is more likely than not that the benefits of certain state and foreign net operating loss carryforwards and other deferred tax assets will not be realized.
      Changes in valuation allowance for the years ended June 30, 2006, 2005 and 2004 are as follows:

	Years Ended June 30,

	2006	2005	2004

Beginning balance	$78	$65	$22
Purchase accounting adjustments	—	—	31
Change in estimates recorded to deferred income tax expense	1	8	8
Change in estimates in valuation allowance recorded to intangible assets	(12)	—	(2)
Change due to increase in deferred tax assets that are fully reserved	20	5	—
Changes from foreign currency exchange rates	2	—	6

Ending balance	$89	$78	$65

      The Company has no federal loss carryforwards in the United States and has state loss carryforwards of $37 million, expiring between 2007 and 2025. In addition, the Company has foreign loss carryforwards of $83 million expiring between 2007 and 2019, and foreign loss carryforwards of $131 million that do not expire.
      Deferred taxes have not been provided on basis difference related to investments in foreign subsidiaries. These differences consist primarily of $19 million of undistributed earnings, which are considered to be permanently reinvested in the operations of such subsidiaries.
      As a matter of course, the Company is regularly audited by various tax authorities. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.
      During 2006, the Company regionalized the activities associated with managing its European and Asian businesses, including the transfer of rights of existing franchise agreements, the ability to grant future franchise agreements and utilization of the Company’s intellectual property assets in EMEA/APAC, in new European and Asian holding companies. The new holding companies acquired the intellectual property rights from BKC, a U.S. company, in a transaction that generated a taxable gain for BKC in the United States of $328 million resulting in a $126 million tax liability. This liability is recorded in other accrued liabilities in the consolidated balance sheet and is offset by $40 million through the utilization of net operating loss carryforwards and other foreign tax credits, resulting in a cash tax payment obligation of $86 million, which the Company expects to make in the first quarter of fiscal 2007. In accordance with the guidance provided by ARB 51, Consolidated Financial Statements, the resulting tax amount of $126 million was recorded as a prepaid tax asset and offset by the reversal of a $105 million deferred tax liability, which the Company had previously recorded associated with the transferred asset resulting in a net prepaid asset of $21 million, which is included in other assets, net on the accompanying consolidated balance sheet.

Note 14.	Related Party Transactions
      In connection with the Company’s acquisition of BKC, the Company entered into a management agreement with the Sponsors for monitoring the Company’s business through board of director participation, executive team recruitment, interim senior management services and other services consistent with arrangements with private equity funds (“the management agreement”). Pursuant to the management agreement,

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the Company was charged a quarterly fee not to exceed 0.5% of the prior quarter’s total revenues. The Company incurred management fees and reimbursable out-of-pocket expenses under the management agreement totaling $9 million per year for the fiscal years ended June 30, 2006 and 2005, and $8 million for the fiscal year ended June 30, 2004. These fees and reimbursable out-of-pocket expenses are recorded within fees paid to affiliates in the consolidated statement of operations. At June 30, 2005, amounts payable to the Sponsors for management fees and reimbursable out-of-pocket expenses totaled $2 million, which are included within other accrued liabilities in the consolidated balance sheets. In May 2006, the Company paid a termination fee totaling $30 million to the Sponsors to terminate the management agreement upon the completion of the initial public offering. As a result, the Company recognized an expense of $30 million in the period and included in fees paid to affiliates.
      As of June 30, 2005, the Company had PIK Notes outstanding to the private equity funds controlled by the Sponsors of $528 million. The outstanding balance of the PIK Notes, which included $103 million of payment-in-kind interest as of June 30, 2005, and $2 million of accrued interest for the fiscal year 2006, was repaid in July 2005. Interest expense on the PIK Notes totaled $2 million and $23 million for the years ended June 30, 2006 and 2005, respectively.
      A member of the Board of Directors of the Company has a direct financial interest in a company with which the Company has entered into a lease agreement for the Company’s new corporate headquarters (see Note 19).
      An affiliate of one of the Sponsors participated as one of the joint book-running managers of our initial public offering. This affiliate was paid $5 million pursuant to a customary underwriting agreement among the Company and the several underwriters.

Note 15.	Leases
      At June 30, 2006, the Company leased 1,090 restaurant properties to franchisees and other non-restaurant third parties under capital and operating leases. The building portions of the capital leases with franchisees are accounted for as direct financing leases and recorded as a net investment in property leased to franchisees, while the land and restaurant equipment components are recorded as operating leases and are included in the table below.
      Property and equipment, net leased to franchisees and other third parties under operating leases was as follows (in millions):

	Years Ended
	June 30,

	2006	2005

Land	$196	$201
Buildings and improvements	78	67
Restaurant equipment	2	2

	276	270
Accumulated depreciation	(23)	(18)

Property and equipment, net leased to franchisees and other third parties under operating leases	$253	$252

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Net investment in property leased to franchisees and other third parties under direct financing leases was as follows (in millions):

	Years Ended
	June 30,

	2006	2005

Future minimum rents to be received	$353	$373
Estimated unguaranteed residual value	4	4
Unearned income	(200)	(218)
Allowance on direct financing leases	(2)	(2)

	155	157
Current portion included within trade receivables	(7)	(8)

Net investment in property leased to franchisees	$148	$149

      In addition, the Company leases land, buildings, office space, and warehousing, including 194 restaurant buildings under capital leases.
      At June 30, 2006, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts
			Lease Commitments
	Direct
	Financing	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2007	$30	$73	$13	$153
2008	30	68	13	145
2009	30	62	12	130
2010	30	58	11	121
2011	28	54	11	110
Thereafter	205	352	74	732

Total	$353	$667	$134	$1,391

      The total minimum obligations of capital leases are $134 million at June 30, 2006. Of this amount, $67 million represents interest. The remaining balance of $67 million is reflected as capital lease obligations recorded in the Company’s consolidated balance sheet, of which $4 million is classified as current portion of long-term debt and capital leases.
      Property revenues, which are classified within franchise and property revenues, are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Years Ended
	June 30,

	2006	2005	2004

Rental income:
Minimum	$74	$78	$78
Contingent	14	13	10

Total rental income	88	91	88
Earned income on direct financing leases	24	29	29

Total property revenues	$112	$120	$117

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Rent expense associated with the lease commitments is as follows (in millions):

	Years Ended
	June 30,

	2006	2005	2004

Rental expense:
Minimum	$151	$145	$137
Contingent	6	6	5
Amortization of favorable and unfavorable lease contracts, net	(24)	(29)	(52)

Total rental expense	$133	$122	$90

      Favorable and unfavorable lease contracts are amortized over a period of up to 20 years and are included in occupancy and other operating costs and property expenses, respectively, in the consolidated statements of operations. Amortization of unfavorable lease contracts totaled $28 million for the year ended June 30, 2006, $32 million for the year ended June 30, 2005, and $57 million for the year ended June 30, 2004. Amortization of favorable lease contracts totaled $4 million for the year ended June 30, 2006, $3 million for the year ended June 30, 2005, and $5 million for the year ended June 30, 2004.
      Unfavorable leases, net of accumulated amortization totaled $234 million and $261 million at June 30, 2006 and June 30, 2005, respectively. Unfavorable leases, net of amortization are classified within other deferrals and liabilities in the consolidated balance sheets.
      As of June 30, 2006, estimated future amortization expense of unfavorable lease contracts subject to amortization for each of the years ended June 30 is $26 million in 2007, $24 million in 2008, $22 million in 2009, $21 million in 2010, $19 million in 2011, and $122 million thereafter.

Note 16.	Stockholders’ equity

Capital Stock
      The Company was initially capitalized on December 13, 2002 with $398 million in cash, as a limited liability company. On June 27, 2003, the Company was converted to a corporation and issued an aggregate 104,692,735 common shares to the private equity funds controlled by the Sponsors.
      As described in Note 1, in connection with the initial public offering, the Board of Directors of the Company authorized an increase in the number of shares of the Company’s $0.01 par value common stock to 300 million shares, authorized a 26.34608 to one stock split on common stock and authorized 10 million shares of a new class of preferred stock, with a par value of $0.01 per share. As of June 30, 2006, no shares of this new class of preferred stock were issued or outstanding.

Dividends Paid and Return of Capital
      On February 21, 2006, the Company paid a dividend of $367 million, or $3.42 per issued and outstanding share, to holders of record of the Company’s common stock on February 9, 2006, including members of senior management. The payment of the dividend was financed primarily from proceeds of the amended facility (see Note 10) and was recorded as a cash dividend of $100 million ($0.93 per share) charged to the Company’s historical cumulative retained earnings through the dividend date, and as a return of capital of $267 million ($2.49 per share) charged to additional paid-in capital in the accompanying consolidated statement of stockholders’ equity and other comprehensive income (loss) for the year ended June 30, 2006.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
      Prior to the Company’s initial public offering, the Company adopted the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan (the “2006 Omnibus Incentive Plan”). The 2006 Omnibus Incentive Plan provides for the possible issuance of up to 7,113,442 shares of BKH common stock through grants of stock options, stock appreciation rights (“SAR’s”), restricted stock and restricted stock units, deferred stock and performance-based awards to certain officers, employees and non-management members of the Board of Directors.

Burger King Holdings, Inc. Equity Incentive Plan
      In July 2003, the Company implemented the Burger King Holdings, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the possible issuance of up to 13,684,418 shares of BKH common stock through the sale of common stock to certain officers of the Company and independent members of the Board of Directors; grants of stock options to certain officers, employees, and independent board members of the Company; and grants of restricted stock units to certain officers of the Company.
      Options generally vest over five years and have a 10-year life from the date of grant. In conjunction with the initial public offering, the Company granted a one-time grant of 447,886 options to purchase shares of BKH common stock to certain executive officers.
      The following table summarizes the status and activity of options granted during fiscal 2005 and 2006:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2003	—	$—
Granted	8,787,366	4.86
Forfeited	(1,969,211)	5.16

Outstanding at June 30, 2004	6,818,155	4.78
Granted	5,142,728	4.28
Exercised	(21,446)	3.80
Forfeited	(2,930,316)	4.62

Outstanding at June 30, 2005	9,009,121	4.55
Granted	2,247,383	13.69
Exercised	(1,247,776)	4.78
Forfeited	(2,600,489)	4.50

Outstanding at June 30, 2006	7,408,239	$7.75

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes information about stock options outstanding at June 30, 2006:

		Weighted
		Average
		Remaining	Weighted
	Number of	Contractual	Average
Exercise Price	Options	Life	Exercise Price

$ 3.80	4,686,502	6.29	$3.80
7.59	263,250	0.77	7.59
10.25	830,709	9.16	10.25
11.39	384,522	7.74	11.39
17.00	447,886	9.88	17.00
18.91	29,007	9.92	18.91
$21.64	766,363	9.54	$21.64

	7,408,239

Restricted Stock Units
      During the years ended June 30, 2006, 2005 and 2004, the Company granted 508,379, 482,212 and 109,969 restricted stock units (“RSU’s”), respectively, at fair value to certain officers of BKC and its subsidiaries. In addition, during the years ended June 30, 2006 and 2005, 29,745 and 17,888 shares, respectively, of common stock were issued in settlement of RSU’s and 3,267 RSU’s were forfeited during the year ended June 30, 2006. There were no shares of common stock issued in settlement of RSU’s in 2004 and no RSU’s forfeited in 2005 and 2004.

Compensatory Make-Whole-Payment
      In February 2006, the Company paid $33 million to holders of vested and unvested stock options and RSU’s of the Company, primarily members of senior management and the Board of Directors, in order to compensate such holders for the decrease in value of their equity interests as a result of the February 2006 dividend payment. The make-whole payment was recorded as employee compensation cost, and is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2006.

Note 17.	Retirement Plan and Other Postretirement Benefits
      The Company has noncontributory defined benefit plans for its salaried employees in the United States (the “Plans”) and noncontributory defined benefit plans for certain employees in the United Kingdom and Germany. In November 2005, the Company announced that effective December 31, 2005 all benefits accrued under the Plans would be frozen at the benefit level attained on that date. As a result, the Company recognized a one-time pension curtailment gain of $6 million, as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2006, equal to the unamortized balances as of December 31, 2005 from prior plan amendments and allowable gains to be realized.
      BKC has the Burger King Savings Plan (the “Savings Plan”), a defined contribution plan that is provided to all employees who meet the eligibility requirements. Eligible employees may contribute up to 50% of pay on a pre-tax basis, subject to IRS limitations.
      Effective August 1, 2003, BKC implemented the Executive Retirement Plan (“ERP”) for all officers and senior management. Officers and senior management may elect to defer up to 50% of base pay and up to

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
100% of incentive pay on a before-tax basis under the ERP. BKC provides dollar-for-dollar match on up to the first 6% of base pay. Additionally, the Company may make a discretionary contribution ranging from 0% to 6% based on Company’s performance.
      In conjunction with the curtailment gain, the Company approved a distribution totaling $6 million on behalf of those participants who were affected by the curtailment of the Plans. The distribution was recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended June 30, 2006 and was paid by the Company to employees in cash or contributed to the 401(k) plan in which the employee participates.
      Expenses incurred for the savings plan and ERP totaled $6 million for the year ended June 30, 2006, $5 million for the year ended June 30, 2005, and $5 million for the year ended June 30, 2004.
      BKC uses a measurement date of March 31 and April 30 for all of its US and Non-US Plans.

Obligations and Funded Status
      The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the Pension Plans and Postretirement Plans (in millions):

	Retirement		Other
	Benefits		Benefits

	June 30,		June 30,

	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$181	$167	$22	$21
Service cost	5	6	1	1
Interest cost	10	10	1	1
Actuarial (gain) loss	(9)	3	(1)	(1)
Curtailment (gain)	(21)	—	—	—
Benefits paid	(4)	(5)	(1)	—

Benefit obligation at end of year	162	181	22	22

Change in fair value of plan assets
Fair value of plan assets at beginning of year	93	86	—	—
Actual return on plan assets	10	4	—	—
Company contributions	11	8	—	—
Benefits paid	(4)	(5)	—	—

Fair value of plan assets at end of year	110	93	—	—

Accrued benefit cost
Funded status of plan	(52)	(88)	(22)	(22)
Unrecognized net actuarial (gain) loss	(2)	23	(2)	(1)
Minimum pension liability adjustment	—	(5)	—	—
Other	—	10	—	—

Net accrued benefit cost	(54)	(60)	(24)	(23)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Retirement		Other
	Benefits		Benefits

	June 30,		June 30,

	2006	2005	2006	2005

Recognized in Statement of Financial Position
Accrued benefit liability	(54)	(55)	(24)	(23)
Accumulated other comprehensive loss	—	(5)	—	—

Net accrued benefit cost	$(54)	$(60)	$(24)	$(23)

Additional year-end information for Pension Plans with accumulated benefit obligations in excess of plan assets
      The following sets forth the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Pension Plans with accumulated benefit obligations in excess of plan assets (in millions):

	Years Ended
	June 30,

	2006	2005

Projected benefit obligation	$162	$181
Accumulated benefit obligation	155	153
Fair value of plan assets	$110	$93

Components of Net Periodic Benefit Cost
      A summary of the components of net periodic benefit cost for the Pension Plans (retirement benefits) and Postretirement Plans (other benefits) is presented below (in millions):

	Retirement Benefits			Other Benefits

	Years Ended June 30,			Years Ended June 30,

	2006	2005	2004	2006	2005	2004

Service cost-benefits earned during the period	$5	$6	$6	$1	$1	$1
Interest costs on projected benefit obligations	10	10	9	1	1	1
Expected return on plan assets	(9)	(7)	(6)	—	—	—
Curtailment gain	(6)	—	—	—	—	—
Recognized net actuarial loss	1	1	—	—	—	—

Net periodic benefit cost and total annual pension cost	$1	$10	$9	$2	$2	$2

Assumptions
      The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans (retirement benefits) and Postretirement Plans (other benefits) are as follows:

	Retirement Benefits			Other Benefits

	Years Ended June 30,			Years Ended June 30,

	2006	2005	2004	2006	2005	2004

Discount rate as of year-end	6.09%	5.86%	6.00%	6.09%	5.86%	6.00%
Range of compensation rate increase	4.75%	4.75%	4.75%	0.00%	0.00%	0.00%
      The Company uses the Moody’s long-term corporate bond yield indices for Aa bonds plus an additional 25 basis points to reflect the longer duration of the plans, as the discount rate used in the calculation of the benefit obligation.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans (retirement benefits) and Postretirement Plans (other benefits) are as follows:

	Retirement Benefits			Other Benefits

	Years Ended June 30,			Years Ended June 30,

	2006	2005	2004	2006	2005	2004

Discount rate	5.86%	6.00%	6.25%	5.86%	6.00%	6.25%
Range of compensation rate increase	4.75%	4.75%	4.75%	0.00%	0.00%	0.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	0.00%	0.00%	0.00%
      The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.
      The assumed healthcare cost trend rates are as follows:

	Years Ended June 30,

	2006	2005	2004

Healthcare cost trend rate assumed for next year	10.00%	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2013	2013
      Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point change in the assumed healthcare cost trend rate would have very minimal effects on service and interest cost and the postretirement obligation.

Plan Assets
      The fair value of plan assets for BKC’s U.S. pension benefit plans as of March 31, 2006 and 2005 was $95 million and $82 million, respectively. The fair value of plan assets for BKC’s pension benefit plans outside the U.S. was $15 million and $11 million at April 30, 2006 and 2005, respectively.
      The following table sets forth the asset allocation for BKC’s U.S. pension plans’ assets:

	Retirement
	Benefits

	Years Ended
	June 30,

	2006	2005

Equity securities	72%	71%
Debt securities	27%	28%
Short-term investments	1%	1%

	100%	100%

      The investment objective for the U.S. pension plans is to secure the benefit obligations to participants while minimizing costs to the Company. The goal is to optimize the long-term return on plan assets at an average level of risk. The target investment allocation is 65% equity and 35% fixed income securities. The portfolio of equity securities includes primarily large-capitalization U.S. companies with a mix of some small-capitalization U.S. companies and international entities.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Estimated Future Cash Flows
      Total contributions to the Pension Plans were $2 million, $17 million and $1 million for the years ended June 30, 2006, 2005, and 2004, respectively.
      The Pension and Postretirement Plans expected contributions to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows:

	Retirement Benefits
				Other
	Qualified	Excess	Total	Benefits

Estimated net employer contributions during fiscal 2007	$4.2	$0.6	$4.8	$0.8
Estimated future fiscal year benefit payments during fiscal:
2007	$4.1	$0.6	$4.7	$0.8
2008	4.4	0.5	4.9	1.0
2009	4.5	0.5	5.0	1.1
2010	4.7	0.5	5.2	1.2
2011	4.9	0.5	5.4	1.3
2012 - 2016	$32.6	$3.1	$35.7	$8.8

Note 18.	Other Operating Expenses (Income), Net
      Other operating expenses (income), net, consist of the following (in millions):

	Years Ended June 30,

	2006	2005	2004

(Gains) losses on asset acquisitions, closures and dispositions	$(3)	$13	$15
Impairment of long-lived assets	—	4	—
(Recovery) impairment of investments in franchisee debt	(2)	4	19
Impairment of investments in unconsolidated companies	—	—	4
Litigation settlements and reserves	—	2	4
Other, net	3	11	12

Other operating expenses (income), net	$(2)	$34	$54

(Gains) Losses on Asset Acquisitions, Closures and Dispositions
      Losses on asset acquisitions, closures and business dispositions are primarily related to restaurant closures and refranchising of Company-owned restaurants. See Note 3 for further details.

Litigation Settlements and Reserves
      The Company is a party to legal proceedings arising in the ordinary course of business, some of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company’s financial condition and statements of operations.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      For the year ended June 30, 2004, the Company recognized a charge of $3 million for settlement of a claim in Australia by BKC’s joint venture partner. Under the terms of a settlement agreement, BKC paid $3 million to terminate certain development rights granted to the joint venture in June 2002. BKC’s joint venture partner also had the option to buy BKC’s interest in the joint venture for approximately $6 million by giving notice to BKC on or before June 30, 2006. The joint venture partner exercised its option and purchased BKC’s interest in the joint venture in August 2006. In addition, BKC agreed to forgive the note receivable from the joint venture plus accrued interest and accordingly, the Company recognized an impairment loss of $7 million for the year ended June 30, 2004.

(Recovery) Impairment of Investment in Franchisee Debt
      The Company assesses impairment on franchise debt in accordance with SFAS No. 114. For the year ended June 30, 2004, the Company assessed the collectibility of certain acquired franchisee third-party debt, and recorded an impairment charge of $12 million. As noted above, for the year ended June 30, 2004, the Company agreed to forgive the note receivable from the Australia joint venture partner plus accrued interest and thus the Company recognized an impairment loss of $7 million. There were no impairments for the year ended June 30, 2006 and 2005.

Other, net
      Items included within Other, net in fiscal 2005 include settlement losses in connection with the acquisition of franchise restaurants of $5 million and $5 million of costs associated with the FFRP program. Items in Other, net in fiscal 2004 include losses from unconsolidated investments of $3 million in EMEA/ APAC and $2 million each of losses from transactions denominated in foreign currencies, property valuation reserves and re-branding costs related to our operations in Asia.

Note 19.	Commitments and Contingencies

Franchisee Restructuring Program
      During 2003, the Company initiated a program designed to provide assistance to franchisees in the United States and Canada experiencing financial difficulties. Under this program, the Company worked with franchisees meeting certain operational criteria, their lenders, and other creditors to attempt to strengthen the franchisees’ financial condition. As part of this program, the Company has agreed to provide financial support to certain franchisees.
      In order to assist certain franchisees in making capital improvements to restaurants in need of remodeling, the Company provided commitments to fund capital expenditure loans (“Capex Loans”) and to make capital expenditures related to restaurant properties that the Company leases to franchisees. Capex Loans are typically unsecured, bear interest, and have 10-year terms. Through June 30, 2006, the Company has funded $3 million in Capex Loans and has made $7 million of improvements to restaurant properties that the Company leases to franchisees in connection with these commitments. As of June 30, 2006, the Company has commitments remaining to provide future Capex Loans of $10 million and to make up to $12 million of improvements to properties that the Company leases to franchisees.
      The Company provided $2 million and $3 million of temporary reductions in rent (“rent relief”) for certain franchisees that leased restaurant property from the Company in the fiscal years ended June 30, 2006 and 2005, respectively. There was no rent relief provided in the fiscal year ended 2004. As of June 30, 2006, the Company has commitments remaining to provide future rent relief of up to $9 million.
      Contingent cash flow subsidies represent commitments by the Company to provide future cash grants to certain franchisees for limited periods in the event of failure to achieve their debt service coverage ratio. No contingent cash flow subsidy has been provided through June 30, 2006. The maximum contingent cash flow

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
subsidy commitment for future periods as of June 30, 2006 is $5 million. Upon funding, in most instances, the subsidies will be added to the franchisee’s existing note balance.

Guarantees
      The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees was $112 million at June 30, 2006, expiring over an average period of five years.
      Other commitments arising out of normal business operations were $10 million and $12 million as of June 30, 2006 and 2005, respectively, of which $6 million and $4 million, respectively were guaranteed under bank guarantee arrangements.

Letters of Credit
      At June 30, 2006, there were $42 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various insurance programs such as health and commercial liability insurance. Included in that amount was $41 million of standby letters of credit issued under the Company’s $150 million revolving credit facility. As of June 30, 2006, none of these irrevocable standby letters of credit had been drawn upon.
      As of June 30, 2006, the Company had posted bonds totaling $2 million, which related to certain utility deposits.

Vendor Relationships
      In fiscal 2000, the Company entered into long-term, exclusive contracts with the Coca-Cola Company and with Dr Pepper/ Seven Up, Inc. to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2006, the Company estimates that it will take approximately 16 years and 17 years to complete the Coca-Cola and Dr Pepper/ Seven Up, Inc. purchase commitments, respectively. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company has received upfront fees, which are being amortized over the term of the contracts. At June 30, 2006 and 2005, the deferred amounts totaled $23 million and $26 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of operations.
      As of June 30, 2006 the Company had $11 million in aggregate contractual obligations for the year ended June 30, 2007 with a vendor providing information technology services under three separate arrangements. These contracts extend up to five years with a termination fee ranging from less than $1 million to $3 million during those years.
      The Company also enters into commitments to purchase advertising for periods up to twelve months. At June 30, 2006, commitments to purchase advertising totaled $45 million.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

New Global Headquarters
      In May 2005, the Company entered into an agreement to lease a building in Coral Gables, Florida, to serve as the Company’s new global headquarters beginning in fiscal 2009. Under this agreement, the estimated annual rent for the 15 year initial term is expected to be approximately $7 million a year, which will be finalized upon the completion of the building’s construction and will escalate based on the annual inflation rate.

Other
      The Company is self-insured for most domestic workers’ compensation, general liability, and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company is also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported based on an actuarial analysis.
      The Company has claims for certain years which are insured by a third party carrier, which is currently insolvent. The Company is currently reviewing its options to replace this carrier with another insurance carrier. If the Company is unable to successfully replace the carrier and the existing carrier goes into receivership, then there is the possibility for the State, in which the claim is reported, to take over the pending and potential claims. This may result in an increase in premiums for claims related to this period.

Note 20.	Segment Reporting
      The Company operates in the fast food hamburger restaurant industry. Revenues include retail sales at Company-owned restaurants and franchise revenues. The business is managed as distinct geographic segments: United States and Canada, Europe, Middle East and Africa and Asia Pacific (“EMEA/ APAC”), and Latin America.
      Unallocated amounts reflected in certain tables below included corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, and supply chain management.
      The following tables present revenues, operating income, depreciation and amortization, total assets, long-lived assets and capital expenditures information by geographic segment (in millions):

	Years Ended June 30,

	2006	2005	2004

Revenues:
United States and Canada	$1,382	$1,275	$1,117
EMEA/ APAC	576	586	566
Latin America	90	79	71

Total revenues	$2,048	$1,940	$1,754

      Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $1,239 million for the year ended June 30, 2006, $1,146 million for the year ended June 30, 2005 and $997 million for the year ended June 30, 2004. Revenues in Germany totaled $269 million for the year ended June 30, 2006, $262 million for the year ended June 30, 2005 and $236 million for the year ended June 30, 2004.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Years Ended June 30,

	2006	2005	2004

Operating Income:
United States and Canada	$295	$255	$115
EMEA/ APAC	62	36	95
Latin America	29	25	26
Unallocated	(216)	(165)	(163)

Total operating income	170	151	73
Interest expense, net	72	73	64
Loss on early distinguishment of debt	18	—	—

Income before income taxes	80	78	9
Income tax expense	53	31	4

Net income	$27	$47	$5

	Years Ended June 30,

	2006	2005	2004

Depreciation and Amortization:
United States and Canada	$60	$52	$56
EMEA/ APAC	9	4	(13)
Latin America	3	2	(1)
Unallocated	16	16	21

Total depreciation and amortization	$88	$74	$63

      Depreciation and amortization expense for the year ended June 30, 2004 reflects the initial period of amortization of unfavorable leases recorded as part of the Transaction.

	Years Ended
	June 30,

	2006	2005

Assets:
United States and Canada	$1,978	$2,433
EMEA/ APAC	498	220
Latin America	45	47
Unallocated	31	23

Total assets	$2,552	$2,723

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Years Ended
	June 30,

	2006	2005

Long-Lived Assets:
United States and Canada	$854	$892
EMEA/ APAC	114	102
Latin America	35	31
Unallocated	31	23

Total long-lived assets	$1,034	$1,048

      Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of the Company’s total long-lived assets as of June 30, 2006 and 2005. Long-lived assets in the United States, including the unallocated portion, totaled $813 million and $845 million at June 30, 2006 and 2005, respectively.

	Years Ended
	June 30,

	2006	2005	2004

Capital Expenditures:
United States and Canada	$43	$40	$36
EMEA/ APAC	17	27	28
Latin America	10	8	6
Unallocated	15	18	11

Total capital expenditures	$85	$93	$81

Note 21.	Quarterly Financial Data (Unaudited)
      Summarized unaudited quarterly financial data (in millions, except per share data)

	Quarters Ended

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006

Revenue	$508	$512	$495	$533
Operating income	72	70	14	14
Net income (loss)	22	27	(12)	(10)
Basic earnings (loss) per share	0.21	0.25	(0.11)	(0.08)
Diluted earnings (loss) per share	$0.20	$0.24	$(0.11)	$(0.08)

	Quarters Ended

	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005

Revenue	$481	$488	$468	$503
Operating income	56	54	17	24
Net income	21	23	1	2
Basic earnings per share	0.20	0.22	0.01	0.02
Diluted earnings per share	$0.20	$0.21	$0.01	$0.02

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Quarterly results were impacted by timing of expenses and charges which affect comparability of results. The impact of these items during each quarter for fiscal 2006 and 2005 was as follows:

	For the Quarters Ended

	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2006	2006	2005	2005	2005	2005	2004	2004

	(In millions)
Revenues:
Franchise system distress impact(a)	$—	$—	$—	$—	$(3)	$(1)	$—	$1
Selling, general and administrative:
Franchise system distress impact(b)	(1)	—	—	1	2	9	9	8
Global reorganization and realignment	7	2	1	—	7	4	3	3
Compensatory make-whole payment	—	34	—	—	—	—	—	—
Executive severance	5	—	—	—	—	—	—	—

Total effect on SG&A	11	36	1	1	9	13	12	11
Fees paid to affiliates:
Management fee	1	2	3	3	2	2	2	3
Management agreement termination fee	30	—	—	—	—	—	—	—

Total fees paid to affiliates	31	2	3	3	2	2	2	3
Other operating (income) expenses (“OIE”), net:
Franchise system distress impact(c)	1	(2)	1	—	—	7	—	1
Loss on asset disposals and asset impairment	—	—	—	—	9	13	(4)	—

Total effect on OIE, net	1	(2)	1	—	9	20	(4)	1
Total effect on income from operations	43	36	5	4	17	34	10	16

Interest on $350 million loan paid-off at IPO	3	3	—	—	—	—	—	—
Loss on early extinguishment of debt	4	1	—	13	—	—	—	—

Total effect on income before income taxes	$50	$40	$5	$17	$17	$34	$10	$16

(a)	Represents revenues not recognized and (recoveries) of revenues previously not recognized.

(b)	Represents bad debt expense (recoveries), incremental advertising contributions and the internal and external costs of FFRP program administration.

(c)	Represents (recoveries) reserves on acquired debt, net and other items included within operating (income) expenses, net.

Note 22.	New Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 (revised 2004), SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Under SFAS No. 123(R) the effective date for a nonpublic entity that becomes a public entity after June 15, 2005 is the first interim or annual reporting period beginning after becoming a public company. Further, SFAS No. 123(R) states that an entity that makes a filing with a regulatory agency in

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
preparation for the sale of any class of equity securities in a public market is considered a public entity for purposes of SFAS No. 123(R). The Company implemented SFAS No. 123(R) effective July 1, 2006. As a result, after the filing date of a registration statement in connection with the Company’s initial public offering of its common stock, the Company is required to apply the modified prospective transition method to any share-based payments issued subsequent to the filing of the registration statement but prior to the effective date of the Company’s adoption of SFAS No. 123(R). Under the modified prospective transition method, compensation expense is recognized for any unvested portion of the awards granted between filing date and adoption date of SFAS No. 123(R) over the remaining vesting period of the awards beginning on the adoption date for the Company, July 1, 2006.
      As permitted by SFAS No. 123, for periods prior to July 1, 2006 the Company accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognized no compensation expense for employee stock options. As the Company currently applies SFAS No. 123 pro forma disclosure using the minimum value method of accounting, the Company is required to adopt SFAS No. 123(R) using the prospective transition method. Under the modified prospective transition method, non-public entities that previously applied SFAS No.S 123 using the minimum value method continue to account for non-vested awards outstanding at the date of adoption of SFAS No. 123(R) in the same manner as they had been accounted to prior to adoption. The Company currently accounts for equity awards using the minimum value method under APB No. 25, and will continue to apply APB No. 25 to equity awards outstanding at the adoption date of SFAS No. 123(R). The Company will not recognize compensation expense for awards issued prior to the date of adoption, unless those awards are modified after the Company became a public company, as described above.
      For any awards granted subsequent to the adoption of SFAS No. 123(R), compensation expense will be recognized generally over the vesting period of the award.
      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is the measurement of any tax positions that meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. An enterprise that presents a classified statement of financial position should classify a liability for unrecognized tax benefits as current to the extent that the enterprise anticipates making a payment within one year or the operating cycle. FIN 48 is effective for fiscal years beginning after December 15, 2006 or fiscal year 2008 for the Company. The Company is currently evaluating the impact that FIN 48 may have on our statements of operations and statement of financial position.

Note 23.	Subsequent Event
      On July 31, 2006 the Company prepaid an additional $50 million of term debt reducing the total outstanding debt balance to $948 million. As a result of this payment, the next scheduled principal payment on the amended facility is December 31, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Section 404 Compliance Project
      Beginning with the fiscal year ending June 30, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting.
      In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During fiscal 2006 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation of the Effectiveness of Internal Control
      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B.	Other Information
      None.
Part III

Item 10.	Directors and Executive Officers of the Registrant
      The Information required by this Item, other than the information regarding our executive officers set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after June 30, 2006. We refer to this proxy statement as the 2006 Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

John W. Chidsey	44	Chief Executive Officer and Director
Russell B. Klein	49	President, Global Marketing Strategy and Innovation
Ben K. Wells	52	Chief Financial Officer and Treasurer
James F. Hyatt	50	Chief Operations Officer
Peter C. Smith	50	Chief Human Resources Officer
Anne Chwat	47	General Counsel and Secretary
Charles M. Fallon, Jr.	43	President, North America
Amy Wagner	40	Senior Vice President, Investor Relations
Christopher M. Anderson	39	Vice President and Controller
      John W. Chidsey has served as our Chief Executive Officer and a member of our board since April 2006. From September 2005 until April 2006, he was our President and Chief Financial Officer and from June 2004 until September 2005, he was our President of North America. Mr. Chidsey joined us as Executive Vice President, Chief Administrative and Financial Officer in March 2004 and held that position until June 2004. From January 1996 to March 2003, Mr. Chidsey served in numerous positions at Cendant Corporation, most recently as Chief Executive Officer of the Vehicle Services Division and the Financial Services Division.
      Russell B. Klein has served as our President, Global Marketing Strategy and Innovation since June 2006. Previously, he served as Chief Marketing Officer from June 2003 to June 2006. From August 2002 to May 2003, Mr. Klein served as Chief Marketing Officer at 7-Eleven Inc. From January 1999 to July 2002, Mr. Klein served as a Principal at Whisper Capital.
      Ben K. Wells has served as our Chief Financial Officer and Treasurer since April 2006. From May 2005 to April 2006, Mr. Wells served as our Senior Vice President, Treasurer. From June 2002 to May 2005 he was a Principal and Managing Director at BK Wells & Co., a corporate treasury advisory firm in Houston, Texas. From June 1987 to June 2002, he was at Compaq Computer Corporation, most recently as Vice President, Corporate Treasurer. Before joining Compaq, Mr. Wells held various finance and treasury responsibilities over a 10-year period at British Petroleum.
      James F. Hyatt has served as our Chief Operations Officer since August 2005. Mr. Hyatt had previously served as Executive Vice President, U.S. Franchise Operations from July 2004 to August 2005 and Senior Vice President, U.S. Franchise Operations from February 2004 to July 2004. Mr. Hyatt joined us as Senior Vice President, Operations Services and Programs in May 2002. From 1995 to May 2002, Mr. Hyatt was a Burger King franchisee in Atlanta, Georgia.
      Peter C. Smith has served as our Chief Human Resources Officer since December 2003. From September 1998 to November 2003, Mr. Smith served as Senior Vice President of Human Resources at AutoNation.
      Anne Chwat has served as our General Counsel and Secretary since September 2004. From September 2000 to September 2004, Ms. Chwat served in various positions at BMG Music (now SonyBMG Music Entertainment) including as Senior Vice President, General Counsel and Chief Ethics and Compliance Officer.
      Charles M. Fallon, Jr. has served as our President, North America since June 2006. From November 2002 to June 2006, Mr. Fallon served as Executive Vice President of Revenue Generation for Cendant Car Rental Group, Inc. Mr. Fallon served in various positions with Cendant Corporation, including Executive Vice President of Sales for Avis Rent-A-Car, from August 2001 to October 2002.
      Amy Wagner has served as our Senior Vice President, Investor Relations since April 2006. From February 1990 to April 2006, Ms. Wagner served in various corporate finance positions at Ryder System, Inc., including as Vice President, Risk Management and Insurance Operations from January 2003 to April 2006 and Group Director, Investor Relations from June 2001 to January 2003.
      Christopher M. Anderson has served as our Vice President and Controller since February 2005. From May 2002 to February 2005, Mr. Anderson served as Director of Finance and Controller for a division of Hewlett-Packard. From February 2000 through May 2002, he served as Director of Finance and Controller for a division of Compaq Computer Corporation.

Item 11.	Executive Compensation
      Incorporated herein by reference from the Company’s 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated herein by reference from the Company’s 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      Incorporated herein by reference from the Company’s 2006 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      Incorporated herein by reference from the Company’s 2006 Proxy Statement.
Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	All Financial Statements
      Consolidated financial statements filed as part of this report are listed under Part II, Item 8, of this Form 10-K.

(2)	Financial Statement Schedules
      No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits
      The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.
3.2		Amended and Restated By-Laws of Burger King Holdings, Inc.
4	.1*	Form of Common Stock Certificate
10	.1*	Amended and Restated Credit Agreement, dated February 15, 2006, among Burger King Corporation, Burger King Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., RBC Capital Markets and Wachovia Bank, National Association, as documentation agents

Exhibit
Number		Description

10	.2*	Form of Amended and Restated Shareholders’ Agreement by and among Burger King Holdings, Inc., Burger King Corporation, TPG BK Holdco LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000-Direct Investment Fund, L.P., Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC and BCIP TCV, LLC
10	.3*	Form of Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its officers
10	.4*	Form of Board Member Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its directors
10	.5*	Amendment to the Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and John W. Chidsey
10	.6*	Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and Gregory D. Brenneman
10	.7*	Management Agreement, dated December 13, 2002, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC
10	.8*	Letter Agreement Terminating the Management Agreement, dated as of February 3, 2006, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC
10	.9*	Lease Agreement, dated as of May 10, 2005, between CM Lejeune, Inc. and Burger King Corporation
10	.10*	Burger King Holdings, Inc. Equity Incentive Plan
10	.11*	Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.12*	Burger King Corporation Fiscal Year 2006 Executive Team Restaurant Support Incentive Plan
10	.13*	Form of Management Restricted Unit Agreement
10	.14*	Form of Amendment to Management Restricted Unit Agreement
10	.15*	Management Restricted Unit Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation, dated as of October 8, 2004
10	.16*	Special Management Restricted Unit Agreement among Peter C. Smith, Burger King Holdings, Inc. and Burger King Corporation, dated as of December 1, 2003
10	.17*	Form of 2003 Management Stock Option Agreement
10	.18*	Form of 2005 Management Stock Option Agreement
10	.19*	Form of Board Member Stock Option Agreement
10	.20*	Form of Special Management Stock Option Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation
10	.21*	Management Stock Option Agreement among Gregory D. Brenneman, Burger King Holdings, Inc. and Burger King Corporation, dated as of August 1, 2004

Exhibit
Number		Description

10	.22*	Stock Option Agreement among Armando Codina, Burger King Holdings, Inc. and Burger King Corporation, dated as of February 14, 2006
10	.23*	Employment Agreement between John W. Chidsey and Burger King Corporation, dated as of April 7, 2006
10	.24*	Employment Agreement between Russell B. Klein and Burger King Corporation, dated as of April 20, 2006
10	.25*	Employment Agreement between Ben K. Wells, and Burger King Corporation, dated as of April 7, 2006
10	.26*	Employment Agreement between James F. Hyatt and Burger King Corporation, dated as of April 20, 2006
10	.27*	Employment Agreement between Peter C. Smith and Burger King Corporation, dated as of April 20, 2006
10	.28*	Separation and Consulting Services Agreement between Gregory D. Brenneman and Burger King Corporation, dated as of April 6, 2006
10	.29*	Separation Agreement between Bradley Blum and Burger King Corporation, dated as of July 30, 2004
10	.30*	Restricted Stock Unit Award Agreement between Burger King Holdings, Inc. and John W. Chidsey, dated as of May 2006
10	.31*	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.32*	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Equity Incentive Plan
10	.33*	Form of Option Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.34*	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan
10	.35**	Form of Performance Awards Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
14		Burger King Code of Business Ethics and Conduct
21.1		List of Subsidiaries of the Registrant
31.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

**	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ John W. Chidsey

Name: John W. Chidsey

Title:	Chief Executive Officer and Director

Date:	August 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Chidsey John W. Chidsey	Chief Executive Officer and Director (principal executive officer)	August 31, 2006

/s/ Ben K. Wells Ben K. Wells	Chief Financial Officer and Treasurer (principal financial officer)	August 31, 2006

/s/ Christopher M. Anderson Christopher M. Anderson	Vice President and Controller (principal accounting officer)	August 31, 2006

/s/ Brian Thomas Swette Brian Thomas Swette	Non-Executive Chairman	August 31, 2006

/s/ Andrew B. Balson Andrew B. Balson	Director	August 31, 2006

/s/ David Bonderman David Bonderman	Director	August 31, 2006

/s/ Richard W. Boyce Richard W. Boyce	Director	August 31, 2006

/s/ David A. Brandon David A. Brandon	Director	August 31, 2006

/s/ Armando Codina Armando Codina	Director	August 31, 2006

/s/ Peter Raemin Formanek Peter Raemin Formanek	Director	August 31, 2006

/s/ Manny Garcia Manny Garcia	Director	August 31, 2006

Signature	Title	Date

/s/ Adrian Jones Adrian Jones	Director	August 31, 2006

/s/ Sanjeev k. Mehra Sanjeev k. Mehra	Director	August 31, 2006

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	August 31, 2006

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	August 31, 2006

EXHIBITS

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.
3.2		Amended and Restated By-Laws of Burger King Holdings, Inc.
4	.1*	Form of Common Stock Certificate
10	.1*	Amended and Restated Credit Agreement, dated February 15, 2006, among Burger King Corporation, Burger King Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., RBC Capital Markets and Wachovia Bank, National Association, as documentation agents
10	.2*	Form of Amended and Restated Shareholders’ Agreement by and among Burger King Holdings, Inc., Burger King Corporation, TPG BK Holdco LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000-Direct Investment Fund, L.P., Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC and BCIP TCV, LLC
10	.3*	Form of Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its officers
10	.4*	Form of Board Member Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its directors
10	.5*	Amendment to the Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and John W. Chidsey
10	.6*	Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and Gregory D. Brenneman
10	.7*	Management Agreement, dated December 13, 2002, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC
10	.8*	Letter Agreement Terminating the Management Agreement, dated as of February 3, 2006, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC
10	.9*	Lease Agreement, dated as of May 10, 2005, between CM Lejeune, Inc. and Burger King Corporation
10	.10*	Burger King Holdings, Inc. Equity Incentive Plan
10	.11*	Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.12*	Burger King Corporation Fiscal Year 2006 Executive Team Restaurant Support Incentive Plan
10	.13*	Form of Management Restricted Unit Agreement
10	.14*	Form of Amendment to Management Restricted Unit Agreement
10	.15*	Management Restricted Unit Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation, dated as of October 8, 2004
10	.16*	Special Management Restricted Unit Agreement among Peter C. Smith, Burger King Holdings, Inc. and Burger King Corporation, dated as of December 1, 2003
10	.17*	Form of 2003 Management Stock Option Agreement

Exhibit
Number		Description

10	.18*	Form of 2005 Management Stock Option Agreement
10	.19*	Form of Board Member Stock Option Agreement
10	.20*	Form of Special Management Stock Option Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation
10	.21*	Management Stock Option Agreement among Gregory D. Brenneman, Burger King Holdings, Inc. and Burger King Corporation, dated as of August 1, 2004
10	.22*	Stock Option Agreement among Armando Codina, Burger King Holdings, Inc. and Burger King Corporation, dated as of February 14, 2006
10	.23*	Employment Agreement between John W. Chidsey and Burger King Corporation, dated as of April 7, 2006
10	.24*	Employment Agreement between Russell B. Klein and Burger King Corporation, dated as of April 20, 2006
10	.25*	Employment Agreement between Ben K. Wells, and Burger King Corporation, dated as of April 7, 2006
10	.26*	Employment Agreement between James F. Hyatt and Burger King Corporation, dated as of April 20, 2006
10	.27*	Employment Agreement between Peter C. Smith and Burger King Corporation, dated as of April 20, 2006
10	.28*	Separation and Consulting Services Agreement between Gregory D. Brenneman and Burger King Corporation, dated as of April 6, 2006
10	.29*	Separation Agreement between Bradley Blum and Burger King Corporation, dated as of July 30, 2004
10	.30*	Restricted Stock Unit Award Agreement between Burger King Holdings, Inc. and John W. Chidsey, dated as of May 2006
10	.31*	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.32*	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Equity Incentive Plan
10	.33*	Form of Option Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.34*	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan
10	.35**	Form of Performance Awards Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
14		Burger King Code of Business Ethics and Conduct
21.1		List of Subsidiaries of the Registrant
31.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

**	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006