Form 10-Q
period 2006-09-30
Burger King Holdings Inc
filed 2006-11-09
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to ___________________
Commission file number: 001-32875

BURGER KING HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-3095469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5505 Blue Lagoon Drive, Miami, Florida	33126
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2006, there were 133,247,552 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Part I
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	June 30,
	2006	2006
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$146	$259
Auction rate securities available for sale	11	—
Trade and notes receivable, net	115	109
Prepaids and other current assets, net	49	40
Deferred income taxes, net	44	45

Total current assets	365	453

Property and equipment, net	871	886
Intangible assets, net	969	975
Goodwill	20	20
Net investment in property leased to franchisees	146	148
Other assets, net	42	70

Total assets	$2,413	$2,552

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts and drafts payable	$61	$100
Accrued advertising	68	49
Other accrued liabilities	248	338
Current portion of debt and capital leases	5	5

Total current liabilities	382	492

Long term debt	946	997
Capital leases, net of current portion	65	63
Other deferrals and liabilities	347	349
Deferred income taxes, net	74	84

Total liabilities	1,814	1,985

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 133,162,107 and 133,058,640
shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	1	1
Restricted stock units	5	5
Additional paid-in capital	545	545
Retained earnings	43	3
Accumulated other comprehensive income	8	15
Treasury stock, at cost; 643,698 and 590,841 shares, at September 30, 2006 and June 30, 2006, respectively	(3)	(2)

Total stockholders’ equity	599	567

Total liabilities and stockholders’ equity	$2,413	$2,552

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$405	$375
Franchise revenues	113	105
Property revenues	28	28

Total revenues	546	508

Company restaurant expenses:
Food, paper and product costs	122	118
Payroll and employee benefits	119	110
Occupancy and other operating costs	102	91

Total Company restaurant expenses	343	319

Selling, general and administrative expenses	112	101
Property expenses	16	14
Fees paid to affiliates	—	3
Other operating income, net	(7)	(1)

Total operating costs and expenses	464	436

Income from operations	82	72

Interest expense	19	18
Interest income	(2)	(1)

Total interest expense, net	17	17
Loss on early extinguishment of debt	1	13

Income before income taxes	64	42
Income tax expense	24	20

Net income	$40	$22

Earnings per share:
Basic	$0.30	$0.20
Diluted	$0.30	$0.19

Weighted average shares outstanding:
Basic	133.1	106.8
Diluted	135.9	112.4

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
	(In millions)
Cash flows from operating activities:
Net income	$40	$22
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	22	21
Gain on asset disposals	(7)	—
Loss on early extinguishment of debt	1	13
Stock-based compensation	1	—
Bad debt recovery	(2)	—
Deferred income tax (benefit) expense	(2)	14
Changes in current assets and liabilities, net of acquisitions:
Trade and notes receivables	(2)	(1)
Prepaids and other current assets	(10)	(13)
Accounts and drafts payable	(39)	(27)
Accrued advertising	19	13
Other accrued liabilities	(80)	(33)
Payment of interest on PIK notes	—	(103)
Other long-term assets and liabilities, net	12	16

Net cash used for operating activities	$(47)	$(78)

Cash flows from investing activities:
Purchases of available-for-sale securities	(268)	—
Proceeds from sale of available-for-sale securities	257	—
Payments for property and equipment	(13)	(13)
Proceeds from asset disposals and restaurant closures	12	7
Payments for acquired franchisee operations	—	(2)
Investment in franchisee debt	(3)	(2)

Net cash used for investing activities	$(15)	$(10)

Cash flows from financing activities:
Proceeds from term debt and credit facility	—	1,047
Repayments of term debt, credit facility and capital leases	(51)	(1,224)
Payments for financing costs	—	(16)
Stock-based compensation tax benefits	1	—
Treasury stock purchases	(1)	—

Net cash used for financing activities	$(51)	$(193)

Decrease in cash and cash equivalents	(113)	(281)
Cash and cash equivalents at beginning of period	259	432

Cash and cash equivalents at end of period	$146	$151

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
	(In millions)
Supplemental cash flow disclosures:
Interest paid (1)	$9	$120
Income taxes paid	$94	$2

Non-cash investing and financing activities:
Acquisition of franchisee operations	$—	$1
Acquisition of property with capital lease obligations	$3	$—

(1)	Amount for the three month period ended September 30, 2006 is net of $11 million received upon settlement of interest rate swaps. Amount for the three month period ended September 30, 2005 includes $103 million of interest paid on PIK notes held by affiliates which was included in term debt at June 30, 2005.
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Basis of Presentation
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. It is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King brand. The Company is approximately 76% owned by private equity funds controlled by Texas Pacific Group, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).
     The Company generates revenues from three sources: (i) sales at restaurants owned by the Company; (ii) royalties and franchise fees paid by franchisees; and (iii) property income from the franchise restaurants that the Company leases or subleases to franchisees. The Company receives monthly royalties and advertising contributions from franchisees based on a percentage of restaurant sales.
     Basis of Presentation and Consolidation
     The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended September 30, 2006 do not necessarily indicate the results that may be expected for the full year.
     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates where the Company owns between 20% and 50% are accounted for under the equity method, except as discussed below.
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
     A majority of franchise entities meet the definition of an operating business and, therefore, are exempt from the scope of FIN 46R. Additionally, there are a number of franchise entities which do not meet the definition of a business as a result of leasing arrangements and other forms of subordinated financial support provided by the Company, including certain franchise entities that participated in the franchisee financial restructuring program (see Note 13) and, therefore, are considered VIE’s. However, the Company is not exposed to the majority of expected losses in any of these arrangements and, therefore, is not the primary beneficiary required to consolidate any of these franchisees.
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
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Reclassifications
     Certain reclassifications have been made to the prior periods to conform to the current period’s presentation. The reclassifications had no effect on previously reported net income or stockholder’s equity.

     Inventories
     Inventories, totaling $13 million and $14 million at September 30, 2006 and June 30, 2006, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying condensed consolidated balance sheets.
     Auction Rate Securities Available for Sale
     Auction rate securities represent long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process, which occurs every seven to 35 days, and are classified as available for sale securities. Auction rate notes are considered highly liquid by market participants because of the auction process. However, because the auction rate securities have long-term maturity dates and there is no guarantee the holder will be able to liquidate its holding, they do not meet the definition of cash equivalents in SFAS No. 95, Statement of Cash Flows and, accordingly, are recorded as investments. Auction rate securities available for sale totaled $11 million at September 30, 2006. There were no auction rate securities available for sale at June 30, 2006.
Note 2. Stock-based Compensation
     Prior to February 16, 2006, the date the Company filed its Form S-1 registration statement with the Securities and Exchange Commission (the initial public offering was effective on May 17, 2006), the Company accounted for stock-based compensation in accordance with the intrinsic-value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the intrinsic value method of APB No. 25, stock options were granted by the Company at fair value, with no compensation cost being recognized in the financial statements over the vesting period. In addition, the Company issued restricted stock units under APB No. 25 and recognized compensation cost over the vesting period of the awards. For pro forma disclosure required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), compensation expense for stock options was measured using the minimum value method, which assumed no volatility of the Company’s common stock in the Black-Scholes model used to calculate the option’s fair value.
     As a result of filing the Form S-1 registration statement, the Company transitioned from a nonpublic entity to a public entity as defined by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Since the Company applied SFAS No. 123 pro forma disclosure for stock options using the minimum value method prior to becoming a public entity, SFAS No. 123R requires that the Company adopt SFAS No. 123R, using a combination of the prospective and modified prospective transition methods. The Company applied the prospective transition method for those awards granted prior to the Form S-1 filing date that were measured at minimum value. The unrecognized compensation cost relating to these awards is recognized in the financial statements subsequent to the adoption of SFAS No. 123R, using the same method of recognition and measurement originally applied to those awards. As there was no compensation cost recognized by the Company in the financial statements for these awards under APB No. 25, no compensation cost has been, or will be recognized for these awards after the Company’s adoption of SFAS No. 123R on July 1, 2006, unless such awards are modified after that date. For those awards granted subsequent to the Form S-1 filing date, but prior to the adoption date of July 1, 2006, the Company applied the modified prospective transition method, under which compensation expense is recognized for any unvested portion of the awards granted between the Form S-1 filing date and the adoption date of SFAS 123R over the remaining vesting period of the awards beginning on the adoption date of July 1, 2006.
     On July 1, 2006, the Company adopted SFAS 123R, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period. As a result of the Company being required to apply the prospective method to all stock option awards granted prior to its Form S-1 filing date, and the fact that the fair value method used to measure compensation expense for restricted stock units is the same for APB No. 25 and SFAS No. 123R, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income for the three months ended September 30, 2006.
     Stock option awards granted by the Company expire ten years from the grant date and generally vest ratably over a five-year service period commencing on the grant date. Restricted stock units (“RSU’s”) granted by the Company generally vest ratably over a two to five year service period commencing on the grant date. For those vested and unvested RSU’s granted prior to the Company’s initial public offering, settlement of these awards (i.e., the issuance of shares of the Company’s common stock to the recipients) will occur on December 31, 2007 or upon termination of the holder’s employment, if earlier. For the quarter ended September 30, 2006, the Company granted performance-based restricted stock (“PBRS”) awards of 706,422 shares to eligible employees as long-term incentive compensation. The actual number of shares earned by the employee depends on specific performance criteria of the Company during the one-year performance period ended June 30, 2007 and will be adjusted at the end of the performance period. The

PBRS awards have a three or four-year service period, which includes a one-year performance period.
     The Company recorded $1 million of pre-tax stock-based compensation expense for the three months ended September 30, 2006 primarily related to RSU’s outstanding at the beginning of the period and PBRS awards granted during the period.
     Equity Incentive Plan and 2006 Omnibus Incentive Plan
     The Company’s Equity Incentive Plan and 2006 Omnibus Incentive Plan (collectively, “the Plans”) permit the grant of stock-based compensation awards including options, RSU’s and PBRS awards to eligible employees for up to 21 million shares of the Company’s common stock. Awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The number of shares available to be granted under the Plans totaled 8.5 million at September 30, 2006.
     The fair value of each stock option granted under the Plans during the quarter ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Risk-free interest rate	5.34%
Expected term (in years)	6.25
Expected volatility	33.01%
Expected dividend yield	0.00%
     A summary of stock option activity under the Plans as of September 30, 2006 and changes during the quarter ended September 30, 2006 is as follows:

	Number of	Weighted Average	Weighted Average
	Options	Exercise Price Per	Remaining	Aggregate Intrinsic
	(in 000's)	Share ($)	Contractual Life	Value ($)
				(in millions)
Balance at July 1, 2006	7,408	$7.75	7.06	$—
Granted	81	14.05	—	—
Exercised	(5)	3.80	—	—
Canceled	(255)	6.42	—	—

Outstanding at September 30, 2006	7,229	7.87	6.65	63

Exercisable at September 30, 2006	3,064	$4.79	4.31	$34

     The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the quarters ended September 30, 2006 and 2005, both the total intrinsic value of stock options exercised and proceeds from stock options exercised were not significant. For the quarters ended September 30, 2006 and 2005, actual tax benefits realized for tax deductions from stock options were not significant.

     A summary of RSU activity under the Plans as of September 30, 2006 and changes during the quarter ended September 30, 2006 is as follows:

	Number of	Weighted Average
	RSU’s	Grant Date Fair
	(in 000’s)	Value ($)
Balance at July 1, 2006	957	$12.11
Granted	—	—
Exercised	151	5.54
Canceled	—	—

Outstanding at September 30, 2006	806	9.65

Exercisable at September 30, 2006	453	$5.74

     As of September 30, 2006, there was $8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including stock options and RSU awards) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 4.59 years. The total fair value of shares vested during the quarters ended September 30, 2006 and 2005 was $12 million and $6 million, respectively.
     In August 2006, the Company granted PBRS awards under the plans as long-term incentive compensation to selected executives and other key employees. PBRS awards are based on 50% of the calculated value of an individual’s total annual long-term incentive target award and the performance measure will be the Company’s profit before taxes for fiscal year 2007.
     The fair value of the PBRS awards was the closing price of the Company’s common stock on the grant date and assumes that the performance measures will be achieved. The number of PBRS awards earned by an employee will be adjusted up or down each reporting period, during the performance period, based on the Company’s probable performance over the performance period. At the end of the one-year performance period, the value of the PBRS awards will be adjusted to the actual awards earned based on the performance of the Company. The PBRS awards have a 3 or 4-year cliff vesting requirement from the grant date, depending on the employee.
     A summary of PBRS activity under the Plans as of September 30, 2006 and changes during the quarter ended September 30, 2006 is as follows:

	Number of	Weighted Average
	PBRS	Grant Date Fair
	(in 000’s)	Value ($)
Balance at July 1, 2006	—	$—
Granted	706	14.05
Exercised	—	—
Canceled	(4)	14.05

Outstanding at September 30, 2006	702	14.05

Exercisable at September 30, 2006	—	$—

     As of September 30, 2006, there was $10 million of total unrecognized compensation cost related to PBRS awards granted under the Plans. That cost is expected to be recognized over a weighted average period of three years. No performance shares vested during the three months ended September 30, 2006. Compensation expense recorded during the three months ended September 30, 2006 for performance shares was not significant.

Note 3. Closures and Dispositions
     Asset and Business Dispositions
     Gains on asset and business disposals are comprised primarily of sales of Company-owned properties related to restaurant closures and sales of Company-owned restaurants to franchisees, or “refranchisings”, and are recorded in other operating income, net in the accompanying condensed consolidated statements of operations. The closures and refranchisings are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended
	September 30,
	2006	2005
Number of restaurant closures	4	5
(Gains) on closures and dispositions, net	$(2)	$—

Number of refranchisings	1	2
Loss on refranchisings	$—	$—
Note 4. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	September 30,
	2006	2005
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$40,444,857	$21,795,872

Denominator:
Denominator for basic earnings per share:
Weighted average shares	133,076,542	106,759,585
Effect of dilutive securities:
Restricted stock units	435,505	556,903
Performance-based restricted stock units	894	—
Employee stock options	2,413,571	5,054,970

Denominator for diluted earnings per share	135,926,512	112,371,458

Basic earnings per share	$0.30	$0.20
Diluted earnings per share	$0.30	$0.19
     Unexercised employee stock options to purchase 1.2 million and 1.3 million shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively, as their exercise prices were equal to or greater than the average market price of the Company’s common stock during those respective periods, which would have resulted in anti-dilution.

Note 5. Comprehensive Income
     Comprehensive income is comprised of the following (in millions):

	Three Months Ended
	September 30,
	2006	2005
Net income	$40	$22
Translation adjustment	2	2
Cash flow hedges:
Net change in fair value of derivatives, net of tax (benefit) expense of $5 and $(1)	(8)	2
Amounts reclassified to earnings during the period, net of tax	(1)	—

Total other comprehensive (loss) income	(7)	4

Total comprehensive income	$33	$26

Note 6. Other Accrued Liabilities
     Included in other accrued liabilities as of September 30, 2006 and June 30, 2006, were accrued payroll and employee-related benefit costs totaling $79 million and $101 million, respectively, and income taxes payable of $26 million and $96 million, respectively.
Note 7. Long-Term Debt
     As of September 30, 2006, and June 30, 2006, the Company had $946 million and $997 million, respectively, of long-term debt outstanding. During the three months ended September 30, 2006, the Company prepaid $50 million of term debt. As of September 30, 2006, the next scheduled principal payment on the term debt is December 31, 2008. See Note 15 for information about a prepayment of term debt made subsequent to September 30, 2006.
Note 8. Derivative Instruments
     Interest rate swaps
     In September 2005, the Company entered into interest rate swap contracts with a notional value of $750 million that qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, as amended. These swaps were used to convert the floating interest rate component of certain LIBOR-based debt obligations to fixed rates. In September 2006, the Company terminated these hedges. The remaining after-tax value of the hedges as of September 30, 2006 was $6 million and is included in accumulated other comprehensive income to be amortized to earnings over the remaining life of the term debt underlying the hedge.
     In September 2006, the Company entered into interest rate swap contracts with a notional value of $440 million to hedge forecasted LIBOR-based interest payments on its variable rate debt. These swaps mature through September 2011. The fair value of these interest rate swaps was $1 million as of September 30, 2006 and is recorded within other assets, net, with an offsetting credit recorded in accumulated other comprehensive income, net of taxes in the accompanying condensed consolidated balance sheet. Unrealized gains and losses related to these hedges are expected to be recorded in the Company’s statement of operations in the future and will offset interest expense on the forecasted interest payments. The actual amounts that will be recorded in the Company’s consolidated statement of operations could vary from this estimated amount as a result of changes in interest rates in the future. No ineffectiveness was recognized during the three months ended September 30, 2006 and 2005 for interest rate swaps designated as cash flow hedges.
     Foreign currency forward contracts
     In June 2006, the Company entered into three-month foreign exchange forward contracts to sell Euros with an aggregate contracted amount of $346 million to offset the foreign currency fluctuations of foreign denominated assets. Upon maturity of these contracts, in September 2006, the Company entered into similar foreign exchange forward contracts that mature in December 2006, with an aggregate contract amount of $355 million in order to offset the impact from foreign currency fluctuations on the foreign-denominated assets. The Company recognized a gain of $5 million from these contracts during the three months ended September 30, 2006. The Company also recognized a $3 million loss, during the three months ended September 30, 2006, from the translation of foreign denominated assets which offset the gain of $5 million on the forward contracts.

Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended
	September 30,
	2006	2005
U.S. Federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	3.9
Benefit and taxes related to foreign operations	(4.7)	(3.7)
Foreign exchange differential on tax benefits	(1.0)	(0.2)
Change in valuation allowance	2.7	10.8
Change in accrual for tax uncertainties	2.7	1.4
Other	0.2	0.4

Effective income tax rate	37.5%	47.6%

Note 10. Related Party Transactions
     In connection with the Company’s acquisition of BKC, the Company entered into a management agreement with the Sponsors for monitoring the Company’s business through board of director participation, executive team recruitment, interim senior management services and other services consistent with arrangements with private equity funds (“the management agreement”). Pursuant to the management agreement, the Company was charged a quarterly fee not to exceed 0.5% of the prior quarter’s total revenues. In May 2006, the Company terminated the management agreement upon the completion of its initial public offering eliminating management fees subsequent to that date. Prior to the termination of the management agreement, the Company incurred management fees and reimbursable out-of-pocket expenses under the management agreement totaling $3 million for the three months ended September 30, 2005. These fees and reimbursable out-of-pocket expenses are recorded within fees paid to affiliates in the consolidated statement of operations.
     The outstanding balance of the payment-in-kind (“PIK”) notes to the private equity funds controlled by the Sponsors included $103 million of PIK interest as of June 30, 2005, and $2 million of accrued interest for the three months ended fiscal year 2006, and was repaid in July 2005. Interest expense on the PIK notes totaled $2 million for the three months ended September 30, 2005.
     A member of the Board of Directors of the Company has a direct financial interest in a company with which the Company has entered into a lease agreement for the Company’s new corporate headquarters (see Note 13).
Note 11. Retirement Plan and Other Postretirement Benefits
     A summary of the components of net periodic benefit cost for the Pension Plans (retirement benefits) and Postretirement Plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended
	September 30,
	2006	2005
Service cost-benefits earned during the period	$1	$2
Interest costs on projected benefit obligations	2	3
Expected return on plan assets	(2)	(2)

Net periodic benefit cost and total quarterly pension cost	$1	$3

Note 12. Other Operating Income, Net
     Other operating income, net, consists of the following (in millions):

	Three Months Ended
	September 30,
	2006	2005
(Gains) losses on asset acquisitions, closures and dispositions	$(6)	$—
(Recovery) impairment of investments in franchisee debt	—	(2)
Other, net	(1)	1

Other operating income, net	$(7)	$(1)

Note 13. Commitments and Contingencies
     Franchisee Restructuring Program
     During fiscal 2003, the Company initiated a program designed to provide assistance to franchisees in the United States and Canada experiencing financial difficulties. Under this program, the Company worked with franchisees meeting certain operational criteria, their lenders, and other creditors to attempt to strengthen the franchisees’ financial condition. As part of this program, the Company agreed to provide financial support to certain franchisees.
     In order to assist certain franchisees in making capital improvements to restaurants in need of remodeling, the Company provided commitments to fund capital expenditure loans (“Capex Loans”) and to make capital expenditures related to restaurant properties that the Company leases to franchisees. Capex Loans are typically unsecured, bear interest, and have 10-year terms. During the quarter ended September 30, 2006, the Company funded $1 million in Capex Loans and made $1 million of improvements to restaurant properties that the Company leases to franchisees in connection with these commitments. As of September 30, 2006, the Company has commitments remaining to provide future Capex Loans of $10 million and to make up to $11 million of improvements to properties that the Company leases to franchisees.
     During the three months ended September 30, 2006 and 2005, the Company provided approximately $1 million of temporary reductions in rent (“rent relief”) for certain franchisees that leased restaurant property from the Company. As of September 30, 2006, the Company had remaining commitments to provide future rent relief of up to $9 million.
     Contingent cash flow subsidies represent commitments by the Company to provide future cash grants to certain franchisees for limited periods in the event of failure to achieve their debt service coverage ratio. No contingent cash flow subsidy has been provided through September 30, 2006. The maximum contingent cash flow subsidy commitment for future periods as of September 30, 2006 is $5 million. Upon funding, in most instances, the subsidies will be added to the franchisee’s existing note balance.
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees was $110 million at September 30, 2006, expiring over an average period of six years.
     Other commitments arising out of normal business operations were $10 million as of September 30, 2006, of which $6 million were guaranteed under bank guarantee arrangements.
     Letters of Credit
     At September 30, 2006, there were $35 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various insurance programs such as health and commercial liability insurance. The net decrease of $7 million of letters of credit issued as of September 30, 2006, compared to June 30, 2006, is primarily the result of a reduction of $11 million in required standby letters of credit due to the novation agreement entered into by the Company and a third party carrier (see discussion below under “Other”). Included in that amount was $34 million of standby letters of credit issued under the Company’s $150 million revolving credit facility. As of September 30, 2006, none of these irrevocable standby letters of credit had been drawn upon.

     As of September 30, 2006, the Company had posted bonds totaling $2 million, which related to certain utility deposits.
     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with the Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of September 30, 2006, the Company estimates that it will take approximately 16 years and 17 years to complete the Coca-Cola and Dr Pepper/ Seven Up, Inc. purchase commitments, respectively. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company has received upfront fees, which are being amortized over the term of the contracts. At September 30, 2006 and June 30, 2006, the deferred amounts totaled $22 million and $23 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of operations.
     As of September 30, 2006 the Company had $8 million in aggregate contractual obligations for the year ended June 30, 2007 with a vendor providing information technology services under three separate arrangements. These contracts extend up to five years with a termination fee ranging from less than $1 million to $3 million during those years.
     The Company also enters into commitments to purchase advertising for periods up to twelve months. At September 30, 2006, commitments to purchase advertising totaled $112 million.
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
     Other
     The Company is self-insured for most domestic workers’ compensation, general liability, and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company is also self-insured for healthcare claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported based on an actuarial analysis. The Company had claims for certain years which were insured by a third party carrier, who was insolvent at June 30, 2006. During the three months ended September 30, 2006, the Company entered into a novation agreement whereby the insolvent carrier was replaced by another third party carrier who will take over the pending and potential claims for these years.
Note 14. Segment Reporting
     The Company operates in the fast food hamburger restaurant industry. Revenues include retail sales at Company-owned restaurants and franchise revenues. The business is managed in three distinct geographic segments: United States and Canada; Europe, Middle East, Africa and Asia Pacific (“EMEA/APAC”); and Latin America.
     The unallocated amount reflected in the Operating Income table below includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

     The following tables present revenues and operating income by geographic segment (in millions):

	Three Months Ended
	September 30,
	2006	2005
Revenues:
United States and Canada	$362	$340
EMEA/APAC	159	147
Latin America	25	21

Total revenues	$546	$508

     Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $324 million for the three months ended September 30, 2006 and $305 million for the three months ended September 30, 2005. Revenues in Germany totaled $73 million for the three months ended September 30, 2006, and $67 million for the three months ended September 30, 2005.

	Three Months Ended
	September 30,
	2006	2005
Operating Income:
United States and Canada	$87	$78
EMEA/APAC	20	21
Latin America	8	7
Unallocated	(33)	(34)

Total operating income	$82	$72
Interest expense, net	17	17
Loss on early extinguishment of debt	1	13

Income before income taxes	$64	$42
Income tax expense	24	20

Net income	$40	$22

Note 15. Subsequent Event
     On October 6, 2006, the Company prepaid an additional $35 million of term debt, reducing the total outstanding debt balance to $912 million. As a result of this payment, the next scheduled principal payment on the amended facility is March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our audited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2006, and under Part II, Item 1A “Risk Factors”, “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires all references to “we”, “us” and “our” refer to Burger King Holdings, Inc. and its subsidiaries.
Overview
     We are the second largest fast food hamburger restaurant, or FFHR, chain in the world as measured by the number of restaurants and system-wide sales. As of September 30, 2006, we owned or franchised a total of 11,144 restaurants in 65 countries and U.S. territories, of which 7,521 were located in the United States and Canada. At that date, 1,248 restaurants were company-owned and 9,896 were owned by our franchisees. We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. The FFHR category is highly competitive with respect to price, service, location and food quality. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
     Our business operates in three reportable segments: (1) the United States and Canada; (2) Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and (3) Latin America. We generate revenues from three sources: (1) sales at our Company restaurants; (2) royalties and franchise fees paid to us by our franchisees; and (3) property income from restaurants that we lease or sublease to franchisees. We track our results of operations and manage our business by using three key business measures which include sales on a system-wide basis: comparable sales growth, average restaurant sales and system-wide sales growth. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales.
First Quarter Fiscal 2007 Highlights
     Our strategic plan (the “Go Forward Plan”) has four guiding principles: Grow Profitably (a market plan); Fund the Future (a financial plan); Fire-up the Guest (a product plan); and Working Together (a people plan). Guided by our Go Forward Plan and strong executive leadership, our accomplishments through the first quarter of fiscal 2007 include:
•	eleven consecutive quarters of positive system-wide comparables sales growth for the first time in more than a decade;

•	ten straight quarters of positive comparable sales growth in United States and Canada, as compared to negative comparable sales growth in the previous seven consecutive quarters;

•	opening 84 new restaurants and net restaurant growth of 15;

•	robust pipeline of new products, including the BK™ Stacker, Chicken Fries and our new BK™ Value Menu: and

•	Steady decrease in debt from $998 million at June 30, 2006 to $947 million at September 30, 2006, a reduction of 5%.
     Our focus continues to be on:
•	Driving sales growth and profitability of our U.S. business;

•	Expanding our large international network;

•	Continuing to build relationships with our franchisees; and

•	Becoming a world-class global company with continued emphasis on:
•	marketing and product development teams;

•	reducing menu complexity worldwide; and

•	leveraging our global purchasing power.

Net Income
     Our net income increased $18 million to $40 million in the first quarter of fiscal 2007, compared to the same quarter in fiscal 2006 primarily as a result of the following:
•	an increase in revenues of $38 million;

•	an increase in operating costs and expenses of $33 million;

•	a $5 million pre-tax gain from the sale of our investment in a joint venture;

•	a benefit of $12 million due to a pre-tax loss on early extinguishment of debt of $13 million recorded in the first quarter of the prior year; and

•	a $4 million increase in income tax expense.
Key Business Measures
     The following key business measures have been provided for the quarters ended September 30, 2006 and 2005 by segment. Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated using prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.
Comparable Sales Growth
     Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer. We believe comparable sales growth is a key indicator of our performance, and is influenced by our initiatives and those of our competitors.

	For the
	Three Months Ended
	September 30,
	2006	2005
	(In constant currencies)
Comparable Sales Growth:
United States and Canada	2.6%	1.1%
EMEA/APAC	1.1%	(0.7)%
Latin America	6.1%	1.5%
Total System-Wide	2.4%	0.7%
     Our system-wide comparable sales growth in the first quarter of fiscal 2007 was driven by new products and marketing and operational initiatives. These results are driven mostly by our franchise restaurants as approximately 90% of our system-wide restaurants are franchised.
     In the United States and Canada, our comparable sales growth performance improved in the first quarter of 2007, as we continued to make improvements to our menu, advertising and operations. Comparable sales growth for our Company-owned restaurants in the United States and Canada was 2.1% for the first quarter of fiscal 2007 compared to 2.7% for franchise restaurants.
     The comparable sales growth performance in EMEA/APAC reflects positive sales performance in the Mediterranean and Central regions of Europe and APAC offset by poor sales performance in the Northwest region of Europe which was mostly attributable to the United Kingdom where changes in consumer preferences away from the FFHR segment have adversely affected our sales. See Part II, Item 1A “Risk Factors” for a discussion regarding our UK business.
     Latin America demonstrated strong results and continues to grow. These strong results were fueled by a 15th year Whopper® anniversary promotion in Mexico as well as favorable results in Argentina, Chile, Dominican Republic, El Salvador and Venezuela.

Average Restaurant Sales
     Average restaurant sales is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. Average restaurant sales is influenced by comparable sales performance and restaurant openings and closures. Average restaurant sales for the first quarter of fiscal 2007 was $300,000 compared to $287,000 for the first quarter of fiscal 2006.
     Our improvement in average restaurant sales in the first quarter of fiscal 2007 was primarily due to improved comparable sales, the opening of new restaurants with high sales volumes and closure of under-performing restaurants. Our comparable sales increased by 2.4% in the first quarter of fiscal 2007 driven primarily by our strategic initiatives related to operational excellence, advertising and our menu. Additionally, we and our franchisees closed 319 restaurants between October 1, 2005 and September 30, 2006. Approximately 66% of these closures were franchise restaurants in the United States and Canada, which had average restaurant sales in the 12 months prior to closure that were significantly lower than system-wide average restaurant sales. We and our franchisees also opened 361 new restaurants between October 1, 2005 and September 30, 2006. The average restaurant sales of these new restaurants was higher than our system-wide average restaurant sales. We expect that closures of under-performing restaurants, combined with continued improvements to average restaurant sales of existing restaurants and strong sales at new restaurants, will result in financially stronger operators throughout our franchise base.
System-Wide Sales Growth
     System-wide sales refer to sales at all Company-owned and franchise restaurants. System-wide sales and system-wide sales growth are important indicators of the overall direction and trends of sales and operating income on a system-wide basis and the effectiveness of our advertising and marketing initiatives.

	For the
	Three Months Ended
	September 30,
	2006	2005
	(In constant currencies)
System-Wide Sales Growth:
United States and Canada	1.9%	(0.9)%
EMEA/APAC	6.9%	6.2%
Latin America	15.7%	13.3%
Total System-Wide	4.0%	1.6%
     System-wide sales continued a growth trend during the first quarter of fiscal 2007, when comparable sales continued to increase on a system-wide basis. Additionally, there were 361 restaurant openings during the period between October 1, 2005 through September, 30, 2006, partially offset by 319 restaurant closures. We expect restaurant closures to continue to decline and restaurant openings to accelerate, particularly in EMEA/APAC and Latin America.
     Our system-wide sales in the United States and Canada increased in the first quarter of fiscal 2007, primarily as a result of positive comparable sales growth partially offset by restaurant closures. We had 7,521 restaurants in the United States and Canada at September 30, 2006, compared to 7,670 restaurants at September 30, 2005.
     EMEA/APAC demonstrated strong system-wide sales growth during the first quarter of fiscal 2007 reflecting growth in several markets, including Germany, Spain, The Netherlands and smaller markets in the Mediterranean and Middle East. Partially offsetting this growth was the United Kingdom, where changes in consumer preferences away from the FFHR segment have adversely affected our sales. See Part II, Item 1A “Risk Factors” for a discussion about our UK business. We opened 101 restaurants (net of closures) in EMEA/APAC during the period from October 1, 2005 through September 30, 2006, increasing our total system restaurant count in this segment to 2,795 at September 30, 2006, an increase of 4%.
     Latin America’s system-wide sales growth was driven by new restaurant openings and strong comparable sales in the first quarter of fiscal 2007. We opened 90 restaurants (net of closures) in Latin America during the period from October 1, 2005 through September 30, 2006, increasing our total system restaurant count in this segment to 828 at September 30, 2006, an increase of 12%.

Other Operating Data

	Burger King Holdings, Inc.
	For the Three Months Ended
	September 30,
	2006	2005
Other System-Wide Operating Data:
Comparable sales growth(1)(2)	2.4%	0.7%
System-wide sales growth(1)	4.0%	1.6%
Average restaurant sales (in millions)(1)	$0.300	$0.287
Number of Company restaurants:
United States and Canada	882	849
EMEA/APAC(3)	296	285
Latin America(4)	70	60

Total Company restaurants	1,248	1,194

Number of franchise restaurants:
United States and Canada	6,639	6,821
EMEA/APAC(3)	2,499	2,409
Latin America(4)	758	678

Total franchise restaurants	9,896	9,908

Total system-wide restaurants	11,144	11,102

Segment Data:
Operating income (in millions):
United States and Canada	$87	$78
EMEA/APAC(3)	20	21
Latin America(4)	8	7
Unallocated(5)	(33)	(34)

Total operating income	$82	$72

Company Restaurant Revenues (in millions):
United States and Canada	$271	$253
EMEA/APAC(3)	119	109
Latin America(4)	15	13

Total Company restaurant revenues	$405	$375

Company Restaurant Margin:
United States and Canada	14.8%	14.2%
EMEA/APAC(3)	15.2%	15.3%
Latin America(4)	25.3%	24.4%
Total Company restaurant margin	15.3%	14.9%
Franchise Revenues (in millions):
United States and Canada	$70	$67
EMEA/APAC(3)	33	30
Latin America(4)	10	8

Total franchise revenues	$113	$105

Franchise sales (in millions)(6)	$2,914	$2,799
(1)	These are our key business measures. System-wide sales measures include sales at both Company restaurants and franchise restaurants. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales. Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated using the prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Measures”.

(2)	Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer. Comparable sales growth includes sales at Company restaurants and franchise restaurants. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales.
(3)	Refers to our operations in Europe, the Middle East, Africa, Asia, Australia, New Zealand and Guam.

(4)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

(6)	Franchise sales represent sales at franchise restaurants and revenue to our franchisees. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales.
Results of Operations
     The following table presents, for the periods indicated, our results of operations:

	For the Three Months Ended September 30,
	2006	2005
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$405	$375	8%
Franchise revenues	113	105	8%
Property revenues	28	28	—

Total revenues	$546	$508	7%
Company restaurant expenses	343	319	8%
Selling, general and administrative expenses	112	101	11%
Property expenses	16	14	14%
Fees paid to affiliates	—	3	(100)%
Other operating (income) expenses, net	(7)	(1)	600%

Total operating costs and expenses	$464	$436	6%
Income from operations	82	72	14%
Interest expense, net	17	17	—
Loss on early extinguishment of debt	1	13	(92)%

Income before income taxes	$64	$42	52%
Income tax expense	24	20	20%

Net income	$40	$22	82%

Net income per common share — diluted	$0.30	$0.19	58%
Weighted average shares — diluted	135.9	112.4

     Revenues
     Company restaurant revenues
     Company restaurant revenues increased 8% to $405 million in the first quarter of fiscal 2007, primarily as a result of 16 new restaurant openings (net of closures), the acquisition of 38 franchise restaurants (net of refranchisings), all during the period from October 1, 2005 through September 30, 2006, and positive comparable sales of 1.8%. Approximately $7 million of the increase in revenues was generated by the favorable impact in the movement of foreign currency exchange rates in Europe and Canada.
     In the United States and Canada, Company restaurant revenues increased 7% to $271 million in the first quarter of fiscal 2007, primarily as a result of positive comparable sales of 2.1% and the acquisition of 33 franchise restaurants (net of refranchisings) during the period from October 1, 2005 through September 30, 2006, most of which were located in the United States. Approximately $2 million of the increase in revenues is attributable to the favorable impact of foreign currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues increased 9%, or $10 million, to $119 million in the first quarter of fiscal 2007, primarily as a result of six new restaurant openings (net of closures), and the acquisition of five franchise restaurants (net of refranchisings) during the period from October 1, 2005 through September 30, 2006. Comparable sales was a positive 0.7% overall in this segment reflecting positive comparable sales in Spain and The Netherlands, offset by negative comparable sales in the United Kingdom, where 26% of our EMEA/APAC Company restaurants were located at September 30, 2006. See Part II, Item 1A “Risk Factors” for a discussion about our UK business. The increase in revenues also reflects $5 million due to the favorable impact in the movement of foreign currency exchange rates.
     In Latin America, Company restaurant revenues increased 15% to $15 million in the first quarter of fiscal 2007, due to positive comparative sales of 6.1% and the opening of 10 new Company restaurants during the period October 1, 2005 through September 30, 2006. All of the Company-owned restaurants in Latin America are located in Mexico.
     Franchise restaurant revenues
     Franchise revenues increased 8% to $113 million in the first quarter of fiscal 2007 driven by comparable sales of 2.5% during the quarter and $1 million due to the favorable impact in the movement of foreign currency exchange rates. These increases were partially offset by a net reduction in franchise restaurants of 12 resulting from 332 openings, 306 closures (210 of which were in the United States) and 38 acquisitions (net of refranchisings) during the period from October 1, 2005 through September 30, 2006.
     In the United States and Canada, franchise revenues increased 4% to $70 million in the first quarter of fiscal 2007, primarily as a result of positive comparable sales partially offset by the elimination of royalties from a net reduction of 182 franchise restaurants comprised of 61 openings, 210 closures and 33 acquisitions (net of refranchisings).
     In EMEA/APAC, franchise revenues increased by 10%, or $3 million, to $33 million in the first quarter of fiscal 2007 driven by the opening of 95 new franchise restaurants (net of closures) during the period from October 1, 2006 through September 30, 2005 and positive comparable sales of 1.1%. Approximately $1 million of this increase was due to the favorable impact in the movement of foreign currency exchange rates.
     Latin America franchise revenues increased 25% to $10 million during the first quarter of fiscal 2007, as a result of the opening of 80 new franchise restaurants (net of closures) during the period from October 1, 2005 through September 30, 2006 and positive comparable sales of 6.1%.
     Operating Costs and Expenses
     Company restaurant expenses
     Food, paper and product costs increased 3%, or $4 million, to $122 million in the first quarter of fiscal 2007, as a result of an 8% increase in Company restaurant revenues and the unfavorable impact of foreign currency exchange rates in Europe. As a percentage of Company restaurant revenues, food, paper and product costs decreased 1.4% to 30.1%.
     In the United States and Canada, food, paper and product costs increased 2% to $83 million in the first quarter of fiscal 2007, primarily as a result of a 7% increase in Company restaurant revenues. Food, paper and product costs as a percentage of Company restaurant revenues decreased 1.4% to 30.6%, primarily due to decreases in the cost of beef and cheese, partially offset by an increase in the cost of tomatoes.

     In EMEA/ APAC food, paper and product costs increased 5% to $33 million in the first quarter of fiscal 2007, primarily as a result of an increase in Company restaurant revenues of 10% and the unfavorable impact of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 1.2% to 27.9% driven by an improvement in the management of our supply chain.
     In Latin America, food, paper and product costs increased 17% in the first quarter of fiscal 2007, primarily as a result of a 14% increase in Company restaurant revenues. As a percentage of Company restaurant revenues, food, paper and product costs increased 0.7% to 37.3% mostly as a result of a Whopper sandwich price promotion.
     Payroll and employee benefits costs increased 8% to $119 million in the first quarter of fiscal 2007. The increase was due primarily to the increase of 54 Company restaurants since September 30, 2005, and increased wages and health insurance benefit costs. Foreign currency exchange rates had an unfavorable impact of $2 million during the quarter as compared to the prior year quarter. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased 0.1% to 29.4% in the first quarter of fiscal 2007 compared to 29.3% in the first quarter of fiscal 2006.
     In the United States and Canada, payroll and employee benefits costs increased 7% to $82 million in the first quarter of fiscal 2007, primarily as a result of the increase of 33 Company restaurants since September 30, 2005 and increased wages and health insurance benefit costs. Approximately $1 million of the increase was due to the movement in foreign currency exchange rates in Canada.
     In EMEA/APAC, payroll and employee benefits costs increased 9% to $35 million in the first quarter of fiscal 2007, primarily as a result of the opening of 11 new Company restaurants. Approximately $2 million of the increase was due to the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits costs were 29.4% of Company restaurant revenues in EMEA/APAC for both the first quarter of fiscal 2007 and 2006.
     In Latin America, where labor costs are lower than in the United States and Canada and EMEA/APAC segments, payroll and employee benefits costs increased 20% to $2 million in the first quarter of fiscal 2007, primarily as a result of the opening of 10 new Company restaurants since September 30, 2005. Payroll and employee benefits costs increased 0.4% to 12.0% of Company restaurant revenues in Latin America as a result of payroll tax credits taken in fiscal 2006.
     Occupancy and other operating costs increased 12% to $102 million in the first quarter of fiscal 2007. These increases are primarily attributable to the opening of new Company restaurants and the acquisition of franchise restaurants and increased utility costs. Occupancy and other operating costs were 25.2% of Company restaurant revenues in the first quarter of fiscal 2007 compared to 24.3% in the first quarter of fiscal 2006.
     In the United States and Canada, occupancy and other operating costs increased to 24.1% of Company restaurant revenues in the first quarter of fiscal 2007 compared to 23.5% in the first quarter of fiscal 2006, primarily as a result of increased utility and restaurant supply costs.
     In EMEA/APAC, occupancy and other operating costs increased to 27.7% of Company restaurant revenues in the first quarter of fiscal 2007 compared to 26.6% in fiscal 2006, as a result of increased utilities costs in the segment and increased rents in the United Kingdom. Approximately $2 million, or 35%, of the increase was due to the unfavorable impact of foreign currency exchange rates.
     In Latin America, occupancy and other operating costs increased to 24.7% of Company restaurant revenues in the first quarter of fiscal 2007 from 24.4% in the first quarter of fiscal 2006, primarily as a result of an increase in utility costs and rent.
     Worldwide selling, general and administrative expenses
     Selling, general and administrative expenses increased by $11 million to $112 million during the first quarter of fiscal 2007. This increase was primarily driven by an increase in the costs associated with the operational realignment of the Company’s European and Asian businesses of $3 million, severance, relocation and recruiting costs of $2 million, and bad debt and selling expense of $2 million in EMEA, offset by bad debt recovery of $3 million in the United States. The overall increase of $11 million also includes the negative impact of $2 million from foreign currency exchange rates.

     Worldwide other operating income, net
     Other operating income, net, was $7 million in the first quarter of fiscal 2007 compared to $1 million in the same period of fiscal 2006. During the first quarter of fiscal 2007, we recorded a $5 million gain in EMEA/ APAC from the sale of our investment in a non-consolidated joint venture, and a gain in the United States and Canada on forward currency contracts of $2 million.
     Operating income
     Operating income increased by $10 million to $82 million in the first quarter of fiscal 2007, primarily as a result of improved restaurant sales, driven by strong comparable sales and increased average restaurant sales, higher Company restaurant margins, and a gain from the sale of our investment in a joint venture. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for operating income by segment. The favorable impact that the movement in foreign currency exchange rates had on revenues was offset by the unfavorable impact on operating costs and expenses resulting in very little overall impact on operating income.
     In the United States and Canada, operating income increased by $9 million to $87 million in the first quarter of fiscal 2007, primarily as a result of an increase in Company restaurant margin of $4 million, driven by positive comparable sales and an increase in the number of Company restaurants, plus an increase in franchise revenues of $4 million reflecting an increase of 182 franchise restaurants since September 30, 2005.
     Operating income in EMEA/APAC decreased by $1 million to $20 million in the first quarter of fiscal 2007, driven primarily by an increase in Company restaurant margin of $2 million, an increase in franchise revenues of $3 million and an increase in other operating income (expense) of $5 million offset by an increase of $8 million in selling, general and administrative expenses. The increase in Company restaurant margin reflects lower food prices, labor efficiencies, and the maintenance of promotions at full price. The increase in franchise revenues reflects an increase of 90 franchise restaurants since September 30, 2005. The increase in other operating income (expense) reflects a gain on the sale of our interest in a joint venture of $5 million during the first quarter of fiscal 2007.
     Operating income in Latin America increased by $1 million to $8 million in the first quarter of fiscal 2007, primarily as a result of increased revenues from the increased number of restaurants.
     Loss on early extinguishment of debt
     In connection with the prepayment of $50 million of term debt in July 2006, we wrote off deferred financing fees of $1 million which was recorded as a loss on early extinguishment of debt during the first quarter of fiscal 2007. In connection with the refinancing of our secured debt in July 2005, we wrote off $13 million of deferred financing fees which was recorded as a loss on early extinguishment of debt during the first quarter of fiscal 2006.
     Income Tax Expense
     Income tax expense increased $4 million to $24 million in the first quarter of fiscal 2007, partially due to an increase in profit before taxes of $22 million. Our effective tax rate decreased by more than 10 percentage points to approximately 37% as a result of tax benefits realized from an operational realignment of our European and Asian businesses, which became effective July 1, 2006, and reduced tax valuation allowances. See Part II, Item 1A “Risk Factors".
     See Note 9 to our unaudited condensed consolidated financial statements for further information regarding our effective tax rate.

Liquidity and Capital Resources
     Overview
     Cash used in operations was $47 million in the first quarter of fiscal 2007 compared to cash used of $78 million in the first quarter of fiscal 2006.
     We had cash and cash equivalents of $146 million and auction rate securities of $11 million at September 30, 2006. In addition, we currently have a borrowing capacity of $116 million under our $150 million revolving credit facility (net of $34 million in letters of credit issued under the revolving credit facility).
     We expect that cash on hand, auction rate securities, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, and debt service payments, in the short-term and for the foreseeable future. If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could incur additional debt or raise funds through the issuance of our equity securities.
     Comparative Cash Flows
     Operating Activities. Cash used in operating activities was $47 million in the first quarter of fiscal 2007 compared to $78 million used in the first quarter of fiscal 2006. The $47 million used in the first quarter of fiscal 2007 primarily reflects a usage of cash from a change in working capital of $112 million, including tax payments of $94 million which were due primarily as a result of the operational realignment of our European and Asian businesses. The $78 million used in the first quarter of fiscal 2006 primarily reflects a payment of interest on PIK notes of $103 million and a usage of cash from a change in working capital of $61 million.
     Investing Activities. Cash used in investing activities was $15 million in the first quarter of fiscal 2007 compared to $10 million in the same quarter of fiscal 2006. The $5 million increase in the amount of cash used in the first quarter of fiscal 2007 compared to the same quarter in fiscal 2006, was due primarily to $11 million of net purchases of available for sale securities, offset by an increase in proceeds of $5 million from asset disposals and restaurant closures.
     Capital expenditures include costs to open new Company restaurants, to remodel and maintain restaurant properties to our standards and to develop our corporate infrastructure, particularly to invest in information technology. The following table presents capital expenditures, by type of expenditure:

	For the
	Three Months Ended
	September 30,
	2006	2005
	(In millions)
New restaurants	$4	$4
Real estate purchases	—	2
Maintenance capital	7	7
Other, including corporate	2	—

Total	$13	$13

     Maintenance capital includes renovations to Company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each Company restaurant to maintain its appearance in accordance with our standards, which typically range from $10,000 to $15,000 per restaurant per year. Maintenance capital also includes investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward improvements completed by franchisees. Other capital expenditures include investments in information technology systems, as well as investments in technologies for deployment in restaurants, such as point-of-sale software.
     We expect capital expenditures of approximately $80 to $100 million in fiscal 2007 for new restaurants, maintenance capital, acquisitions, and other corporate expenditures.
     Financing Activities. Financing activities used cash of $51 million in the first quarter of fiscal 2007 and $193 million in the same quarter of fiscal 2006. Uses of cash in financing activities in the first quarter of fiscal 2007 included repayments of term debt of $51 million and the purchase of treasury stock of $1 million, offset by $1 million in tax benefits from stock-based compensation. Uses of cash in financing activities in the first quarter of fiscal 2006 included the repayment of $1.2 billion in term debt, revolver loans and capital leases and related financing costs of $16 million, offset by $1 billion of proceeds received from the refinancing of our credit facility.

Commitments and Off Balance Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 13 to our unaudited condensed consolidated financial statements.
     Application of Critical Accounting Policy
     Prior to February 16, 2006, the date we filed a Form S-1 registration statement with the Securities and Exchange Commission (our initial public offering was effective on May 17, 2006), we accounted for stock-based compensation in accordance with the intrinsic-value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the intrinsic value method of APB No. 25, stock options were granted at fair value, with no compensation cost being recognized in the financial statements over the vesting period. In addition, we issued restricted stock units under APB No. 25 and recognized compensation cost over the vesting period of the awards. For pro forma disclosure required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), compensation expense for stock options was measured using the minimum value method, which assumed no volatility in the Black-Scholes model used to calculate the option’s fair value.
     As a result of filing our Form S-1 registration statement, we transitioned from a nonpublic entity to a public entity under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Since we applied SFAS No. 123 pro forma disclosure for stock options using the minimum value method prior to becoming a public entity, SFAS No. 123R requires that we adopt SFAS No. 123R, using a combination of the prospective and modified prospective transition methods. We must apply the prospective transition method for those awards granted prior to the Form S-1 filing date that were measured at minimum value. The unrecognized compensation cost relating to these awards is required to be recognized in the financial statements subsequent to the adoption of SFAS No. 123R, using the same method of recognition and measurement originally applied to those awards. As there was no compensation cost recognized by us in the financial statements for these awards under APB No. 25, no compensation cost has been or will be recognized for these awards after our adoption of SFAS No. 123R on July 1, 2006, unless such awards are modified. For those awards granted subsequent to the Form S-1 filing date, but prior to the adoption date of July 1, 2006, we are required to apply the modified prospective transition method, in which compensation expense is recognized for any unvested portion of the awards granted between the Form S-1 filing date and the adoption date of SFAS 123R over the remaining vesting period of the awards beginning on the adoption date of July 1, 2006.
     On July 1, 2006, we adopted SFAS 123R, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period. Because we are required to apply the prospective method to all stock option awards granted prior to the Form S-1 filing date, and the value used to measure compensation expense for restricted stock units is the same for APB No. 25 and SFAS No. 123R, the adoption of SFAS No. 123R did not have a material impact on our operating income, pretax income or net income.
     New Accounting Pronouncements Issued But Not Yet Adopted
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is the measurement of any tax positions that meet the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 or our 2008 fiscal year. We are currently evaluating the impact that FIN 48 may have on our statements of operations and statement of financial position.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FASB No.157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. FASB No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, which for us will be our 2008 fiscal year. We are currently evaluating the impact that FASB No. 157 may have on our statements of operations and statements of financial position.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FASB No. 158”). FASB No. 158 requires an employer to recognize in its statement of financial position the over funded or under funded status of a postretirement benefit plan measured as the difference between the fair value of plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. FASB No. 158 is effective for public entities for fiscal years ending after December 31, 2007, which for us will be our 2008 fiscal year. We are currently evaluating the impact FASB No. 158 will have on our statements of operations and financial condition.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 requires that the registrant quantify the current year misstatement using both the iron curtain approach and the rollover approach to determine whether current-year financial statements need to be adjusted. SAB 108 allows registrants to record the effects of adopting SAB 108 as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact, if any, SAB 108 will have on our statements of operations and financial condition.

Restaurant Information

	Quarter Ended September 30, 2006
	United States &
	Canada	EMEA / APAC	Latin America	Worldwide
Company:
Beginning of Period	878	293	69	1,240
Openings	5	4	1	10
Closings	(3)	(1)	—	(4)
Acquisitions, net	2	—	—	2

Ending Balance	882	296	70	1,248

Franchise:
Beginning of Period	6,656	2,494	739	9,889
Openings	19	34	21	74
Closings	(34)	(29)	(2)	(65)
Acquisitions, net	(2)	—	—	(2)

Ending Balance	6,639	2,499	758	9,896

System:
Beginning of Period	7,534	2,787	808	11,129
Openings	24	38	22	84
Closings	(37)	(30)	(2)	(69)
Acquisitions, net	—	—	—	—

Ending Balance	7,521	2,795	828	11,144

	Quarter Ended September 30, 2005
	United States &
	Canada	EMEA / APAC	Latin America	Worldwide
Company:
Beginning of Period	844	283	60	1,187
Openings	—	4	—	4
Closings	(4)	(1)	—	(5)
Acquisitions, net	9	(1)	—	8

Ending Balance	849	285	60	1,194

Franchise:
Beginning of Period	6,876	2,373	668	9,917
Openings	13	43	12	68
Closings	(59)	(8)	(2)	(69)
Acquisitions, net	(9)	1	—	(8)

Ending Balance	6,821	2,409	678	9,908

System:
Beginning of Period	7,720	2,656	728	11,104
Openings	13	47	12	72
Closings	(63)	(9)	(2)	(74)
Acquisitions, net	—	—	—	—

Ending Balance	7,670	2,694	738	11,102

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the quarter ended September 30, 2006 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, except as noted below.
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
     As of September 30, 2006, we had interest rate swaps with a notional value of $440 million that qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $947 million would result in an increase or decrease in interest expense of approximately $5 million in a given year, as we have hedged $440 million of our debt.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.
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
     In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the first quarter of fiscal 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Cautionary Note Regarding Forward-Looking Statements
     Certain statements in this report, including those related to the Company’s operating plans, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the risks and uncertainties described in Part II, Item 1A “Risk Factors” in this report, those described under “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended June 30, 2006 and those described from time to time in our reports filed with the Securities and Exchange Commission.
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements to conform our prior statements to actual results or revised expectations.
Part II
Item 1. Legal Proceedings
     On September 27, 2006, Physicians Committee for Responsible Medicine filed a lawsuit against us and others in our industry in the Superior Court of California, Los Angeles County (Case No. BC35927, Physicians Committee for Responsible Medicine vs. McDonald’s Corporation, Burger King Corporation et al.), alleging a violation of Proposition 65 for not warning about the chemical compound PhIP allegedly found in grilled chicken sandwiches served at restaurants in California. We believe that this lawsuit has no merit, and we plan to vigorously defend this action.
     From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees, former employees and customers, as well as disputes over our intellectual property.
Item 1A. Risk Factors
     We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. The following factors, in addition to other possible factors not listed, could affect our business and our results of operations:
•	Risks related to the fluctuation of our operating results which could fall below expectations of securities analysts and investors due to various factors;

•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our continued relationships with and the success of our franchisees;

•	Risks related to franchisee financial distress which could result in, among other things, delayed or reduced payments to us of royalties and rents and increased exposure to third parties;

•	Risks related to price discounting;

•	Our ability to successfully implement our international growth strategy;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Our ability to retain or replace our executive officers and other key members of management with qualified personnel;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Changes in consumer preferences and consumer discretionary spending;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	Increases in our operating costs, including food and paper products, energy costs and labor costs;

•	Interruptions in the supply of necessary products to us;

•	Risks related to our international operations;

•	Fluctuations in international currency exchange and interest rates;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations and financing for new restaurant development;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Risks related to the substantial indebtedness under our senior secured facility which could limit our ability to grow our business;

•	Risks related to the restrictive terms of our senior secured credit facility;

•	Risks related to the significant influence of our current principal stockholders, which could delay, deter or prevent a change of control or other business combination or cause us to take action with which an investor may disagree;

•	Risks related to future issuances of capital stock or the sale of stock by our current principal stockholders;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
     These risks are described in more detail under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006. We encourage you to read these risk factors in their entirety. These risks are not exhaustive and may not include all factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.
     In addition to the risk factors above, we have continued to see deterioration of our business in the United Kingdom (“UK”) which may further impact the financial health of our franchisees and us. We currently operate 76 restaurants and our franchisees currently operate 551 restaurants in the UK market. With continued negative comparables sales and increasing rents, certain of our franchisees’ face financial difficulties affecting their ability to meet third party obligations including royalty, advertising and rent payments to us. Additionally, in connection with the sale of Company restaurants to certain UK franchisees, we have guaranteed certain lease payments arising from leases assigned to these franchisees as part of the sale. The aggregate contingent obligation arising from these assigned lease guarantees in the UK was $63 million at September 30, 2006.

     We are currently taking active measures and implementing marketing and operational initiatives to improve the performance of the UK market. We are also working with our distressed UK franchisees and their creditors to attempt to strengthen the franchisees financial condition. If we are unsuccessful in our system-wide initiatives to improve our UK business, it would likely result in additional cost to us, including costs under our assigned lease guarantees, and could result in a decrease in our revenues and earnings.
     Additionally, we have realized and continue to expect to realize tax benefits from the operational realignment of our European and Asian businesses, which became effective July 1, 2006. However, if certain of our European and Asian businesses are less profitable than expected, there would be an adverse impact on our overall effective tax rate, which would result in increased income tax expense to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of fiscal 2007, the Company issued an aggregate of 5,307 shares of its common stock to employees or former employees pursuant to the exercise of outstanding options for an aggregate of $20,167 in consideration of services rendered. In addition, during the same period, the Company issued an aggregate of 151,017 shares of its common stock to a former employee in settlement of restricted stock unit awards in consideration of services rendered. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act or Rule 701 thereunder. In accordance with Rule 701, the shares were issued pursuant to a written compensatory benefit plan and the issuances did not, during any 12-month period, exceed 15% of the outstanding shares of the Company’s common stock, calculated in accordance with the provisions of Rule 701.
     The following table presents information related to the repurchase of common stock of the Company made during the three months ended September 30, 2006:

Maximum Dollar
			Total Number of	Amount that May Yet
	Total Number of	Average Price Paid	Shares Purchased	Be Purchased Under
Period	Shares Purchased(1)	Per Share	Under the Program	the Program
7/1/2006 — 9/30/2006	52,857	$16.25	N/A	N/A

(1)	All shares purchased were used to satisfy the Company’s obligation to settle restricted stock unit awards for a former employee.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.

3.2*	Amended and Restated By-Laws of Burger King Holdings, Inc.

4.1**	Form of Common Stock Certificate

10.1***	Form of Performance Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to Exhibit 3.1 of the Burger King Holdings, Inc. Annual Report on Form 10-K filed on August 31, 2006 (Commission File No. 001-32875)

**	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (Commission File No. 333-131897)

***	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K filed on August 14, 2006 (Commission File No. 001-32875)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: November 9, 2006	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer and Treasurer (principal financial officer)

Date: November 9, 2006	By:	/s/ Christopher M. Anderson
		Name:	Christopher M. Anderson
		Title:	Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.

3.2 *	Amended and Restated By-Laws of Burger King Holdings, Inc.

4.1**	Form of Common Stock Certificate

10***	Form of Performance Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to Exhibit 3.1 of the Burger King Holdings, Inc. Form 10-K filed on August 31, 2006 (Commission File No. 001-32875)

**	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (Commission File No. 333-131897)

***	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006 (Commission File No. 001-32875)