Form 10-Q
period 2006-12-31
Burger King Holdings Inc
filed 2007-02-02
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32875

BURGER KING HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-3095469
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5505 Blue Lagoon Drive, Miami, Florida	33126
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 26, 2007, there were 133,886,235 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	December 31,	June 30,
	2006	2006
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$135	$259
Trade and notes receivable, net	117	109
Prepaids and other current assets, net	51	40
Deferred income taxes, net	38	45

Total current assets	341	453

Property and equipment, net	866	886
Intangible assets, net	980	975
Goodwill	22	20
Net investment in property leased to franchisees	146	148
Other assets, net	76	70

Total assets	$2,431	$2,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$73	$100
Accrued advertising	54	49
Other accrued liabilities	253	338
Current portion of debt and capital leases	5	5

Total current liabilities	385	492

Long term debt	896	997
Capital leases, net of current portion	64	63
Other deferrals and liabilities	342	349
Deferred income taxes, net	106	84

Total liabilities	1,793	1,985

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 133,805,018 and 133,058,640 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	1	1
Restricted stock units	5	5
Additional paid-in capital	554	545
Retained earnings	81	3
Accumulated other comprehensive income	—	15

Treasury stock, at cost; 643,698 and 590,841 shares, at December 31, 2006 and June 30, 2006, respectively	(3)	(2)

Total stockholders’ equity	638	567

Total liabilities and stockholders’ equity	$2,431	$2,552

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$417	$379	$822	$754
Franchise revenues	112	104	225	209
Property revenues	30	29	58	57

Total revenues	559	512	1,105	1,020

Company restaurant expenses:
Food, paper and product costs	125	119	247	237
Payroll and employee benefits	123	109	242	219
Occupancy and other operating costs	103	93	205	184

Total Company restaurant expenses	351	321	694	640

Selling, general and administrative expenses	119	106	231	207
Property expenses	15	14	31	28
Fees paid to affiliates	—	3	—	6
Other operating income, net	(1)	(2)	(8)	(3)

Total operating costs and expenses	484	442	948	878

Income from operations	75	70	157	142

Interest expense	19	18	38	37
Interest income	(2)	(1)	(4)	(3)

Total interest expense, net	17	17	34	34
Loss on early extinguishment of debt	—	—	1	13

Income before income taxes	58	53	122	95
Income tax expense	20	26	44	46

Net income	$38	$27	$78	$49

Earnings per share:
Basic	$0.28	$0.25	$0.59	$0.45
Diluted	$0.28	$0.24	$0.57	$0.43
Weighted average shares outstanding:
Basic	133.5	106.9	133.3	106.8
Diluted	136.5	112.9	136.1	112.9
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
	(In millions)
Cash flows from operating activities:
Net income	$78	$49
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	43	42
Gain on hedging activities	(2)	—
Gain on remeasurement of foreign denominated transactions	(13)	—
Gain on asset disposals	(7)	(1)
Pension curtailment gain	—	(6)
Loss on early extinguishment of debt	1	13
Stock-based compensation	2	—
Deferred income tax expense	8	31
Changes in current assets and liabilities, net of acquisitions:
Trade and notes receivables	(7)	1
Prepaids and other current assets	(10)	(12)
Accounts and drafts payable	(28)	(20)
Accrued advertising	5	8
Other accrued liabilities	(86)	(27)
Payment of interest on PIK notes	—	(103)
Other long-term assets and liabilities	14	27

Net cash (used for) provided by operating activities	$(2)	$2

Cash flows from investing activities:
Purchases of available-for-sale securities	(308)	—
Proceeds from sale of available-for-sale securities	308	—
Payments for property and equipment	(31)	(30)
Proceeds from asset disposals and restaurant closures	15	10
Payments for acquired franchisee operations	(8)	(7)
Investment in franchisee debt	(4)	(3)
Collections on franchisee debt	1	1

Net cash used for investing activities	$(27)	$(29)

Cash flows from financing activities:
Proceeds from term debt and credit facility	1	1,047
Repayments of term debt, credit facility and capital leases	(103)	(1,229)
Payments for financing costs	—	(16)
Proceeds from sale of common stock	2	—
Excess tax benefits from stock-based compensation	4	—
Treasury stock purchases	(1)	—

Net cash used for financing activities	$(97)	$(198)

Effect of exchange rates on cash and cash equivalents	2	—
Decrease in cash and cash equivalents	(124)	(225)
Cash and cash equivalents at beginning of period	259	432

Cash and cash equivalents at end of period	$135	$207

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
	(In millions)
Supplemental cash flow disclosures:
Interest paid (1)	$27	$139
Income taxes paid (2)	$114	$7

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$5	$10

(1)	Amount for the six month period ended December 31, 2006 is net of $12 million received upon settlement of interest rate swaps. Amount for the six month period ended December 31, 2005 includes $103 million of interest paid on PIK notes held by affiliates which was included in term debt at June 30, 2005.

(2)	Amount for the six month period ended December 31, 2006 includes payment of $82 million in income taxes incurred, primarily resulting from the realignment of the European and Asian businesses.
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Basis of Presentation
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. It is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. As of December 31, 2006, the Company was approximately 75% owned by private equity funds controlled by Texas Pacific Group, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).
     The Company generates revenues from three sources: (i) sales at restaurants owned by the Company; (ii) royalties and franchise fees paid by franchisees; and (iii) property income from the franchise restaurants that the Company leases or subleases to franchisees. The Company receives monthly royalties and advertising contributions from franchisees based on a percentage of restaurant sales.
  Basis of Presentation and Consolidation
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the three and six months ended December 31, 2006 do not necessarily indicate the results that may be expected for the full year.
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
     A majority of franchise entities meet the definition of an operating business and, therefore, are exempt from the scope of FIN 46R. Additionally, there are a number of franchise entities which do not meet the definition of a business, as a result of leasing arrangements and other forms of subordinated financial support provided by the Company, including certain franchise entities that participated in the franchisee financial restructuring program (see Note 13) and, therefore, are considered VIE’s. However, the Company is not exposed to the majority of expected losses in any of these arrangements and, therefore, is not the primary beneficiary required to consolidate any of these franchisee entities.
     The Company has consolidated one joint venture created in fiscal 2005 that operates restaurants where the Company is a 49% partner, but is deemed to be the primary beneficiary, as the joint venture agreement provides protection to the joint venture partner from absorbing expected losses. The results of operations of this joint venture are not material to the Company’s results of operations or financial position.
  Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
  Reclassifications
     Certain reclassifications have been made to the prior periods to conform to the current period’s presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.

  Inventories
     Inventories, totaling $17 million and $14 million as of December 31, 2006 and June 30, 2006, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying condensed consolidated balance sheets.
Note 2. Stock-based Compensation
     Prior to February 16, 2006, the date the Company filed its Form S-1 registration statement with the Securities and Exchange Commission (the initial public offering was effective on May 17, 2006), the Company accounted for stock-based compensation in accordance with the intrinsic-value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the intrinsic value method of APB No. 25, stock options were granted by the Company at fair value, with no compensation cost being recognized in the financial statements over the vesting period. In addition, the Company issued restricted stock units (“RSU’s”) under APB No. 25 and recognized compensation cost over the vesting period of the awards. For pro forma disclosure required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), compensation expense for stock options was measured using the minimum value method, which assumed no volatility of the Company’s common stock in the Black-Scholes model used to calculate the option’s fair value.
     As a result of filing the Form S-1 registration statement, the Company transitioned from a nonpublic entity to a public entity as defined by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Since the Company applied SFAS No. 123 pro forma disclosure for stock options using the minimum value method prior to becoming a public entity, SFAS No. 123R requires that the Company adopt SFAS No. 123R, using a combination of the prospective and modified prospective transition methods. The Company applied the prospective transition method for those awards granted prior to the Form S-1 filing date that were measured at minimum value. The unrecognized compensation cost relating to these awards is recognized in the financial statements subsequent to the adoption of SFAS No. 123R, using the same method of recognition and measurement originally applied to those awards. As there was no compensation cost recognized by the Company in the financial statements for these awards under APB No. 25, no compensation cost has been or will be recognized for these awards after the Company’s adoption of SFAS No. 123R on July 1, 2006, unless such awards are modified after that date. For those awards granted subsequent to the Form S-1 filing date, but prior to the adoption date of July 1, 2006, the Company applied the modified prospective transition method, under which compensation expense is recognized for any unvested portion of the awards granted between the Form S-1 filing date and the adoption date of SFAS 123R over the remaining vesting period of the awards beginning on the adoption date of July 1, 2006.
     On July 1, 2006, the Company adopted SFAS No. 123R, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period.
     Non-qualified stock option awards (“NQSO”) granted by the Company expire ten years from the grant date and generally vest ratably over a five-year service period commencing on the grant date. RSU’s granted by the Company generally vest ratably over a two to five year service period commencing on the grant date. For those vested and unvested RSU’s granted prior to the Company’s initial public offering, settlement of these awards (i.e., the issuance of shares of the Company’s common stock to the recipients) will occur on December 31, 2007 or upon termination of the holder’s employment, if earlier. For the six months ended December 31, 2006, the Company granted performance-based restricted stock (“PBRS”) awards of 706,422 shares to eligible employees as long-term incentive compensation. The actual number of shares earned by the employee depends on specific performance criteria of the Company during the one-year performance period ended June 30, 2007 and will be adjusted at the end of the performance period. The PBRS awards have a three or four-year vesting period from the grant date, depending on the employee, which includes the one-year performance period.
     The Company recorded $1 million and $2 million of pre-tax stock-based compensation expense for the three and six months ended December 31, 2006, respectively.
  Equity Incentive Plan and 2006 Omnibus Incentive Plan
     The Company’s Equity Incentive Plan and 2006 Omnibus Incentive Plan (collectively, “the Plans”) permit the grant of stock-based compensation awards including NQSO’s, RSU’s and PBRS awards to eligible employees for up to 20.8 million shares of the Company’s common stock. Awards are granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. The number of shares available to be granted under the Plans totaled 8.4 million as of December 31, 2006.

     The Company also maintains Deferred Stock Award arrangements under the 2006 Omnibus Incentive Plan for non-employee members of the Board of Directors. Pursuant to these arrangements, non-employee directors receive an annual grant of deferred shares of the Company’s common stock and may elect to receive their quarterly retainer and Committee fees in deferred shares in lieu of cash. In November 2006, the Company granted 59,193 deferred shares as an annual grant to non-employee directors. The deferred shares vest in quarterly installments over a one-year period on the first day of each calendar quarter following the grant date. The deferred shares will settle and common shares will be issued at the time the non-employee director no longer provides services to the Board.
     The fair value of each stock option granted under the Plans during the quarter ended December 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Risk-free interest rate	4.59%
Expected term (in years)	6.25
Expected volatility	33.01%
Expected dividend yield	0.00%
     A summary of NQSO activity under the Plans as of December 31, 2006 and changes during the three and six months ended December 31, 2006 is as follows:

	Number	Weighted Average	Weighted Average
	of Options	Exercise Price Per	Remaining
	(in 000’s)	Share ($)	Contractual Life
Outstanding at June 30, 2006	7,408	$7.75	7.06
Granted	81	14.05	—
Exercised	(5)	3.80	—
Forfeited	(255)	6.42	—

Outstanding at September 30, 2006	7,229	7.87	6.65
Granted	150	15.96	—
Exercised	(623)	3.86	—
Forfeited	(89)	9.11	—

Outstanding at December 31, 2006	6,667	8.41	6.86

Exercisable at December 31, 2006	2,516	$5.07	4.67

     The aggregate intrinsic value as of December 31, 2006 for outstanding and exercisable NQSO awards was $85 million and $40 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the six months ended December 31, 2006, the total intrinsic value of stock options exercised was $9 million and proceeds from stock options exercised was $2 million. For the six months ended December 31, 2006, actual tax benefits realized for tax deductions from stock options exercised was $4 million.
     A summary of RSU activity under the Plans as of December 31, 2006 and changes during the three and six months ended December 31, 2006 is as follows:

	Number	Weighted Average
	of RSU’s	Grant Date Fair
	(in 000’s)	Value ($)
Outstanding at June 30, 2006	957	$12.11
Granted	—	—
Exercised	151	5.54
Forfeited	—	—

Outstanding at September 30, 2006	806	9.65
Granted	—	—
Exercised	(20)	6.83
Forfeited	(9)	10.25

Outstanding at December 31, 2006	777	9.85

Exercisable at December 31, 2006	441	$5.93

     As of December 31, 2006, there was $8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (NQSO’s and RSU awards) granted under the Plans. That cost is expected to be recognized over a weighted-average period of 4.3 years. The total fair value of shares vested during six months ended December 31, 2006 was $14 million.
     In August 2006, the Company granted PBRS awards under the 2006 Omnibus Incentive Plan, as long-term incentive compensation to selected executives and other key employees. PBRS awards are based on an individual’s total annual long-term incentive target award. The performance measure of PBRS awards is the Company’s profit before taxes for fiscal year 2007.
     The fair value of the PBRS awards was the closing price of the Company’s common stock on the grant date and assumes that the target performance will be achieved. The number of PBRS awards earned by an employee may be adjusted up or down each reporting period during the performance period, based on the Company’s probable performance over the performance period. At the end of the one-year performance period, the value of the PBRS awards will be adjusted to the actual awards earned based on the performance of the Company. The PBRS awards have a 3 or 4-year vesting requirement from the grant date, depending on the employee.
     A summary of PBRS activity under the 2006 Omnibus Incentive Plan as of December 31, 2006 and changes during the three and six months ended December 31, 2006 is as follows:

	Number	Weighted Average
	of PBRS	Grant Date Fair
	(in 000’s)	Value ($)
Outstanding at June 30, 2006	—	$—
Granted	706	14.05
Exercised	—	—
Forfeited	(4)	14.05

Outstanding at September 30, 2006	702	14.05
Granted	—	—
Exercised	—	—
Forfeited	(16)	14.05

Outstanding at December 31, 2006	686	14.05

Exercisable at December 31, 2006	—	$—

     As of December 31, 2006, there was $9 million of total unrecognized compensation cost related to PBRS awards granted under the 2006 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. No performance shares vested during the six months ended December 31, 2006. Compensation expense recorded during the six months ended December 31, 2006 for performance shares was $1 million.
Note 3. Acquisitions, Closures and Dispositions
     Acquisitions
     All acquisitions of franchised restaurant operations are accounted for using the purchase method of accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). These acquisitions are summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Number of restaurant acquisitions	41	28	46	38

Prepaids and other current assets	$1	$—	$1	$—
Property and equipment, net	5	1	5	2
Goodwill and other intangible assets	6	4	6	6
Assumed liabilities	(4)	(1)	(4)	(1)

Total purchase price	$8	$4	$8	$7

     Asset and Business Dispositions
     Gains and losses on asset closures and dispositions represent sales of Company-owned properties related to restaurant closures and sales of Company-owned restaurants to franchisees, or “refranchisings”, and are recorded in other operating income, net in the accompanying condensed consolidated statements of income, (See Note 12). Gains and losses recognized in the current period may reflect closures that occurred in previous periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Number of restaurant closures	4	1	8	6
Number of refranchisings	3	—	4	2

Losses (gains) on asset closures and dispositions	$2	$(1)	$(4)	$(1)
     Included in the gains on asset closures and dispositions for the six months ended December 31, 2006 is a $5 million gain from the sale of an investment in a non-consolidated joint venture.
Note 4. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$37,782,214	$26,790,797	$78,227,071	$48,586,669

Denominator:
Denominator for basic earnings per share:
Weighted average shares	133,450,444	106,853,404	133,264,354	106,806,402
Effect of dilutive securities:
Restricted stock units	393,883	705,179	395,004	465,720
Performance-based restricted stock	129,385	—	—	—
Non-qualified stock options	2,481,631	5,337,689	2,445,638	5,585,290

Denominator for diluted earnings per share	136,455,343	112,896,272	136,104,996	112,857,412

Basic earnings per share	$0.28	$0.25	$0.59	$0.45
Diluted earnings per share	$0.28	$0.24	$0.57	$0.43
     The Company does not include unexercised NQSO’s to purchase shares of the Company’s common stock with exercise prices equal to or greater than the average market price (anti-dilutive stock options) in its computation of diluted earnings per share as those options would result in anti-dilution. There were 800,000 of anti-dilutive stock options outstanding during the three months ended December 31, 2006 and none during the three months ended December 31, 2005. There were 1.2 million and 1 million of anti-dilutive stock options outstanding during the six months ended December 31, 2006 and 2005, respectively.
Note 5. Comprehensive Income
     Comprehensive income is comprised of the following (in millions):

	Three Months Ended December		Six Months Ended December
	31,		31,
	2006	2005	2006	2005
Net income	$38	$27	$78	$49

Translation adjustment	(7)	1	(5)	3

Cash flow hedges:
Net change in fair value of derivatives	—	3	(8)	5
Amounts reclassified to earnings during the period	(1)	—	(2)	—
Minimum pension liability	—	(6)	—	(6)

Total other comprehensive (loss) income	(8)	(2)	(15)	2

Total comprehensive income	$30	$25	$63	$51

Note 6. Other Accrued Liabilities
     Included in other accrued liabilities as of December 31, 2006 and June 30, 2006, were accrued payroll and employee-related benefit costs totaling $84 million and $101 million, respectively, and income taxes payable of $12 million and $96 million, respectively.
Note 7. Long-Term Debt
     As of December 31, 2006, and June 30, 2006, the Company had $896 million and $997 million, respectively, of long-term debt outstanding. During the six months ended December 31, 2006, the Company prepaid $100 million of term debt. As of December 31, 2006, the next scheduled principal payment on the term debt is March 31, 2009. See subsequent events in footnote 15 for pre-payment in January 2007.

Note 8. Derivative Instruments
     Interest rate swaps
     In September 2005, the Company entered into interest rate swap contracts with a notional value of $750 million that qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). These swaps were used to convert the floating interest rate component of a portion of the Company’s LIBOR-based term debt to fixed rates. In September 2006, the Company terminated these hedges, which had a remaining value of $12 million. In accordance with SFAS No. 133, this remaining value is included in accumulated other comprehensive income and is recognized into earnings as a reduction to interest expense over the remaining life of the term debt underlying the hedge. For the three months ended December 31, 2006, $2 million was recognized into earnings as a reduction to interest expense in the accompanying condensed consolidated statement of income.
     In September 2006, the Company entered into interest rate swap contracts with a notional value of $440 million to hedge forecasted LIBOR-based interest payments on its variable rate debt. These swaps mature through September 2011 and qualify as cash flow hedges under SFAS No. 133. The fair value of these interest rate swaps was $1 million as of December 31, 2006 and is recorded within other assets, net in the accompanying condensed consolidated balance sheets. Unrealized gains and losses related to these hedges are expected to be reclassified into earnings in the future and will offset interest expense on the forecasted interest payments. The actual amounts that will be reclassified could vary from the estimated amount as a result of changes in interest rates in the future. For the three months ended December 31, 2006, approximately $1 million was recognized into earnings as a reduction to interest expense in the accompanying condensed consolidated statement of income. No ineffectiveness was recognized during the three and six months ended December 31, 2006 for interest rate swaps designated as cash flow hedges.
     Foreign currency forward contracts
     In September 2006, the Company entered into three-month foreign currency forward contracts which matured in December 2006, to sell Euros with an aggregate contract amount of $344 million, in order to offset the impact from foreign currency fluctuations on certain foreign-denominated intercompany loans. The Company recognized a $16 million gain during the three months ended December 31, 2006 as a result of the foreign currency translation of these foreign denominated intercompany loans. This gain was offset by a corresponding realized loss on the foreign currency forward contracts of $15 million. The net gain of $1 million is attributable to the difference between the spot rate and the forward exchange rate and is recognized in earnings during the three months ended December 31, 2006. For the six months ended December 31, 2006, the Company has recognized a $12 million gain as a result of the foreign currency translation of these foreign denominated intercompany loans, which has been offset by a corresponding realized loss on foreign currency forward contracts of $9 million. The net gain of $3 million is attributable to the difference between the spot rate and the foreign exchange rate and is recognized in earnings during the six months ended December 31, 2006. In December 2006, the Company entered into three-month foreign currency forward contracts, which mature in March 2007, to sell Euros with an aggregate contract amount of $347 million, in order to economically hedge the impact from foreign currency fluctuations on these foreign denominated intercompany loans for this period.
     As of December 31, 2006, a liability in the amount of $12 million related to the foreign currency forward contracts that matured in December 2006, was recorded in other current liabilities in the accompanying condensed consolidated balance sheets.
Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended December		Six Months Ended December
	31,		31,
	2006	2005	2006	2005
U.S. Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	1.0	2.6	2.3
Benefit and taxes related to foreign operations	(1.1)	9.2	(3.0)	3.5
Foreign exchange differential on tax benefits	(3.6)	(0.2)	(2.2)	(0.2)
Change in valuation allowance	2.7	(1.2)	2.7	4.1
Change in accrual for tax uncertainties	(0.3)	5.7	1.3	3.8
Other	(0.8)	(0.4)	(0.3)	(0.1)

Effective income tax rate	34.5%	49.1%	36.1%	48.4%

Note 10. Related Party Transactions
     In connection with the Company’s acquisition of BKC, the Company entered into a management agreement with the Sponsors for monitoring the Company’s business through board of director participation, executive team recruitment, interim senior management services and other services consistent with arrangements with private equity funds (“the management agreement”). Pursuant to the management agreement, the Company was charged a quarterly fee not to exceed 0.5% of the prior quarter’s total revenues. In May 2006, the Company paid $30 million to the Sponsors to terminate the management agreement upon the completion of its initial public offering eliminating management fees subsequent to that date. Prior to the termination of the management agreement, the Company incurred management fees and reimbursable out-of-pocket expenses under the management agreement totaling $3 million and $6 million for the three and six months ended December 31, 2005, respectively. These fees and reimbursable out-of-pocket expenses are recorded within fees paid to affiliates in the consolidated statement of operations.
     The outstanding balance of the payment-in-kind (“PIK”) notes to the private equity funds controlled by the Sponsors included $103 million of PIK interest as of June 30, 2005, and $2 million of accrued interest for the three months ended fiscal year 2006, and was repaid in July 2005. Interest expense on the PIK notes totaled $2 million for the three and six months ended December 31, 2005.
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
Note 11. Retirement Plan and Other Postretirement Benefits
     A summary of the components of net periodic benefit cost for the Pension Plans (retirement benefits) and Postretirement Plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Service cost-benefits earned during the period	$—	$1	$1	$3
Interest costs on projected benefit obligations	3	2	5	5
Expected return on plan assets	(2)	(2)	(4)	(4)
Curtailment gain	—	(6)	—	(6)

Net periodic benefit cost	$1	$(5)	$2	$(2)

     Other benefits costs were $1 million for both three month periods ended December 31, 2006 and 2005. Other benefit costs were $1 million for both six month periods ended December 31, 2006 and 2005.
Note 12. Other Operating Income, Net
     Other operating income, net, consists of the following (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Losses (gains) on asset closures and dispositions	$2	$(1)	$(4)	$(1)
(Recovery) impairment of investments in franchisee debt	—	—	—	(2)
Other, net	(3)	(1)	(4)	—

Other operating income, net	$(1)	$(2)	$(8)	$(3)

     The $1 million of other operating income, net for the three months ended December 31, 2006, includes a gain of $1 million on forward currency contracts, a $1 million gain on asset sales, offset by $2 million of expenses associated with franchise system distress in the United Kingdom. The $2 million of other operating income, net for the three months ended December 31, 2005, includes a gain on asset sales of $1 million and a foreign currency transaction gain of $1 million.

     The $8 million of other operating income, net for the six months ended December 31, 2006, includes a $5 million gain from the sale of the Company’s investment in a joint venture in New Zealand, a gain on forward currency contracts of $3 million, and $2 million of expenses associated with franchise system distress in the United Kingdom. The $3 million of other operation income, net for the six months ended December 31, 2005, includes a recovery of investments in franchisee debt of $2 million and a $1 million gain on asset sales.
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
     In order to assist certain franchisees in making capital improvements to restaurants in need of remodeling, the Company provided commitments to fund capital expenditure loans (“Capex Loans”) and to make capital expenditures related to restaurant properties that the Company leases to franchisees. Capex Loans are typically unsecured, bear interest, and have 10-year terms. During the three and six months ended December 31, 2006, the Company funded $2 million and $3 million in Capex Loans, respectively, and made $1 million of improvements to restaurant properties that the Company leases to franchisees in connection with these commitments. As of December 31, 2006, the Company has commitments remaining to provide future Capex Loans of $8 million and to make up to $10 million of improvements to properties that the Company leases to franchisees extending over a period of up to five years.
     During the three months ended December 31, 2006, temporary reductions in rent (“rent relief”), for certain franchisees that leased restaurant property from the Company were not significant. For the six months ended December 31, 2006, the Company provided approximately $1 million in rent relief. As of December 31, 2006, the Company had remaining commitments to provide future rent relief of up to $7 million extending over a period of up to 17 years.
     Contingent cash flow subsidies represent commitments by the Company to provide future cash grants to certain franchisees for limited periods in the event of failure to achieve their debt service coverage ratio. For the three and six months ended December 31, 2006, contingent cash flow subsidies provided to franchisees were not significant. The maximum contingent cash flow subsidy commitment for future periods as of December 31, 2006 is $5 million extending over a period of up to five years. Upon funding, in most instances, the subsidies will be added to the franchisee’s existing note balance.
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees was $106 million as of December 31, 2006, expiring over an average period of six years.
     Other commitments arising out of normal business operations were $12 million as of December 31, 2006, of which $8 million were guaranteed under bank guarantee arrangements.
     Letters of Credit
     As of December 31, 2006, the Company had $34 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various insurance programs such as health and commercial liability insurance. As of December 31, 2006, none of these irrevocable standby letters of credit had been drawn upon.
     As of December 31, 2006, the Company had posted bonds totaling $2 million, which related to certain utility deposits.

     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with the Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2006, the Company estimates that it will take approximately 16 years to complete the Coca-Cola and Dr Pepper/ Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of December 31, 2006 and June 30, 2006, the deferred amounts totaled $21 million and $23 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     The Company has $5 million in aggregate contractual obligations for the year ending June 30, 2007 with a vendor providing information technology services under three separate arrangements. These contracts extend up to five years with a termination fee ranging from $1 million to $8 million during those years.
     The Company also enters into commitments to purchase advertising for periods up to twelve months. As of December 31, 2006, commitments to purchase advertising totaled $87 million.
     New Global Headquarters
     In May 2005, the Company entered into an agreement to lease a building in Coral Gables, Florida, to serve as the Company’s new global headquarters beginning in fiscal 2009. The estimated annual rent for the 15 year initial term, which is expected to be approximately $8 million per year, will be finalized upon the completion of the building’s construction. Fixed annual rent under the lease will escalate by 6% every other year commencing after the second year and operating costs will escalate based upon the inflation rate. The Company also expects to spend approximately $18 million in tenant improvements, furniture and fixtures, information technology and moving costs. Of this amount, approximately $17 million will be capitalized and amortized over the shorter of the asset’s useful life or the term of the lease.
     Other
     The Company has insurance programs with deductibles ranging between $500,000 to $1 million to cover claims such as workers’ compensation, general liability, automotive liability, executive risk, and property. The Company is self-insured for healthcare claims for eligible participating employees. The Company determines its liability for claims based on actuarial analysis. As of December 31, 2006, the Company had a balance of $37 million in accrued liabilities to cover such claims.
     The Company had claims for certain years which were insured by a third party carrier, which was insolvent at June 30, 2006. During the first quarter of fiscal 2007, the Company entered into a novation agreement whereby the insolvent carrier was replaced by another third party carrier which will take over the administration of pending and potential claims for these years.
Note 14. Segment Reporting
     The Company operates in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Revenues include retail sales at Company-owned restaurants and franchise revenues. The business is managed in three distinct geographic segments: United States and Canada; Europe, the Middle East, Africa and Asia Pacific (“EMEA/APAC”); and Latin America.
     The following tables present revenues and operating income by geographic segment (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
United States and Canada	$362	$341	$724	$682
EMEA/APAC	171	147	330	293
Latin America	26	24	51	45

Total revenues	$559	$512	$1,105	$1,020

     Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $323 million and $647 million for the three and six months ended December 31, 2006, respectively. Revenues in Germany totaled $79 million and $152 million for the three and six months ended December 31, 2006, respectively. Revenues in the United States totaled $305 million and $611 million for the three and six months ended December 31, 2005. Revenues in Germany totaled $68 and $135 million for the three and six months ended December 31, 2005.
     The unallocated amount reflected in the Operating Income table below includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Operating Income:
United States and Canada	$84	$74	$171	$152
EMEA/APAC	13	21	33	42
Latin America	10	8	18	15
Unallocated	(32)	(33)	(65)	(67)

Total operating income	$75	$70	$157	$142
Interest expense, net	17	17	34	34
Loss on early distinguishment of debt	—	—	1	13

Income before income taxes	$58	$53	$122	$95
Income tax expense	20	26	44	46

Net income	$38	$27	$78	$49

Note 15. Subsequent Event
     On January 30, 2007, the Company announced a quarterly dividend of 6.25 cents per share. The dividend will be paid on March 15, 2007 to shareholders of record as of the close of business on February 15, 2007.
     On January 30, 2007, the Company prepaid an additional $25 million of term debt, reducing the total outstanding long-term debt balance to $871 million. As a result of this payment, the next scheduled principal payment on the amended facility is in June 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2006, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and under Part II, Item 1A “Risk Factors”, “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires all references to “we”, “us”, “our” and ”Company” refer to Burger King Holdings, Inc. and its subsidiaries.
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter and our key business measures, as discussed below, for any future period may decrease.
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. As of December 31, 2006, we owned or franchised a total of 11,184 restaurants in 65 countries and U.S. territories, of which 7,502 were located in the United States and Canada. At that date, 1,290 restaurants were company-owned and 9,894 were owned by our franchisees. The FFHR category is highly competitive with respect to price, service, location and food quality. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
     Our business operates in three reportable segments: (1) the United States and Canada; (2) Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and (3) Latin America. We generate revenues from three sources: (1) sales at our Company restaurants; (2) royalties and franchise fees paid to us by our franchisees; and (3) property income from restaurants that we lease or sublease to franchisees. We track our results of operations and manage our business by using three key business measures which include sales on a system-wide basis: comparable sales growth, average restaurant sales and system-wide sales growth. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales.
Business Highlights
     Our strategic plan (the ”Go Forward Plan”) has four guiding principles: Grow Profitably (a market plan); Fund the Future (a financial plan); Fire up the Guest (a product plan); and Working Together (a people plan). Guided by our Go Forward plan and strong executive team leadership, our accomplishments since September 30, 2006 include:
•	twelve consecutive quarters of positive system-wide comparable sales growth, our best comparable sales growth in more than a decade, including comparable sales growth of 3.7% for the second quarter of fiscal 2007;

•	eleven consecutive quarters of positive comparable sales growth in the United States and Canada, including comparable sales growth of 4.4% for the second quarter of fiscal 2007;

•	all-time high average restaurant sales of $1.16 million for the trailing 12-month period ended December 31, 2006;

•	continued acceleration of system-wide restaurant growth with 114 new openings and net growth of 40 during the second quarter of fiscal 2007;

•	entry into two financially attractive international markets – Japan and Indonesia;

•	continued success of the BKTM Value Menu and innovative promotions such as the Xbox® game collection;

•	further reduction in debt of $75 million since September 30, 2006 to $872 million as of January 31, 2007; and

•	announcement on January 30, 2007 of our first quarterly cash dividend as a public company of 6.25 cents per share.

     Our focus continues to be on:
•	driving further sales growth and profitability;

•	expanding our large international platform;

•	accelerating our new restaurant development; and

•	employing innovative marketing compaigns, creative advertising and strategic sponsorships.
Key Business Measures
     The following key business measures have been provided for the three and six months ended December 31, 2006 by segment. Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.
     Comparable Sales Growth
     Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer. We believe comparable sales growth is a key indicator of our performance, as influenced by our initiatives and those of our competitors.

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In constant currencies)		(In constant currencies)
Comparable Sales Growth:
United States and Canada	4.4%	2.3%	3.5%	1.6%
EMEA/APAC	1.7%	1.3%	1.4%	0.3%
Latin America	4.1%	1.6%	5.1%	1.6%
Total	3.7%	2.0%	3.0%	1.3%
     Our comparable sales growth for the three and six month periods ended December 31, 2006 was driven by our strategic initiatives related to operational excellence, advertising and our continued focus on our BK™ Value Menu. Strong results for the second quarter of fiscal 2007 were fueled by momentum built up during the first quarter, yielding higher comparable sales for the six months ended December 31, 2006. These results are driven mostly by our franchise restaurants as approximately 90% of our system-wide restaurants are franchised.
     Three Months Ended December 31, 2006
     In the United States and Canada, our comparable sales growth performance improved in the second quarter of 2007 fueled by improvements in our operations, the continued impact of our BK™ Value Menu, and innovative promotions such as our Xbox® game collection.
     Comparable sales growth in EMEA/APAC is improving and reflects positive sales performance in Germany, Spain, The Netherlands and Australia, primarily driven by a focus on premium products in Germany and Spain, offset by poor sales performance in the United Kingdom where changes in consumer preferences away from the FFHR category have adversely affected our sales. Although comparable sales in the United Kingdom remain weaker than other countries in Europe, they have begun to improve during the second quarter of fiscal 2007 reflecting our efforts to reignite the brand in that market. See Part II, Item 1A “Risk Factors” for a discussion regarding our UK business.

     Latin America demonstrated strong results for the quarter and continues to grow. These strong results were fueled primarily by the Central America region with promotions such as the BK™ Stacker and the Texas DOUBLE WHOPPER®, South America with the “Whoppermania” promotion, and the Caribbean with a cross promotion with Coca-Cola and the advertisement of XL sandwiches.
     Six Months Ended December 31, 2006
     In the United States and Canada, our comparable sales growth performance improved for the six months ended December 31, 2006 compared to the same period in the prior year driven by improvements in our operations and our menu, such as the introduction of the BK™ Stacker, the continued impact of the BK™ Value Menu and innovative promotions such as the Xbox® game collection.
     Comparable sales growth in EMEA/APAC reflects positive sales performance in most countries in that segment for the six months ended December 31, 2006 except the United Kingdom, which we believe has begun to improve as a result of our strategic investment in that country, as reflected in the second quarter results of fiscal 2007.
     Latin America demonstrated strong results in comparable sales for the six months ended December 31, 2006 compared to the same period in the prior year as this segment continues to grow. These strong results were fueled by the Central America region with promotions such as the BK™ Stacker, the Texas DOUBLE WHOPPER®, and the 15th year WHOPPER® anniversary, South America with the “Whoppermania” promotion, and the Caribbean with a cross promotion with Coca Cola and the advertisement of XL sandwiches.
     Average Restaurant Sales
     Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and includes the impact of movement in foreign currency exchange rates. For the three and six months ended December 31, 2006, ARS was $297,000 and $597,000, respectively, compared to $279,000 and $549,000 for the three and six months ended December 31, 2005, respectively. The trailing 12-month ARS reached a record high of $1.16 million for the period ended December 31, 2006, as compared to $1.12 million for the trailing 12 months year-over-year, an increase of 4%. As of December 31, 2006 the last 50 free-standing restaurants that opened in the United States and have operated for at least 12 months generated ARS of $1.51 million, which is approximately 30% higher than the current U.S. system average.
     Our ARS improvement during the first half of fiscal 2007 was primarily due to improved comparable sales, the opening of new restaurants with higher than average sales volumes and the closure of under-performing restaurants. Our comparable sales were 3.7% and 3.0% for the three and six month periods ended December 31, 2006, respectively, driven primarily by our strategic initiatives related to operational excellence, advertising, and our menu, such as our BKTM Value Menu and BKTM Stackers, and promotional campaigns, such as our innovative Xbox® game collection. We and our franchisees opened 375 new restaurants between January 1, 2006 and December 31, 2006. The ARS of these new restaurants was higher than our system-wide ARS. Additionally, we and our franchisees closed 332 restaurants during the same period. Over 90% of these closures were franchise restaurants in the United States and Canada which had ARS in the 12 months prior to closure that was significantly lower than system-wide ARS. We believe that continued improvements to ARS of existing restaurants and strong sales at new restaurants, combined with the closures of under-performing restaurants, will result in financially stronger operators throughout our franchise base.
     System-Wide Sales Growth
     System-wide sales refer to sales at all Company-owned and franchise restaurants. System-wide sales and system-wide sales growth are important indicators of the overall direction and trends of sales and operating income on a system-wide basis and the effectiveness of our advertising and marketing initiatives.

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In constant currencies)		(In constant currencies)
System-Wide Sales Growth:

United States and Canada	3.7%	(0.2)%	2.6%	(0.6)%
EMEA/APAC	5.1%	6.7%	5.3%	6.5%
Latin America	14.2%	12.5%	14.8%	12.9%
Total	4.7%	2.3%	4.0%	1.8%
     System-wide sales growth continued a growth trend during the three and six month periods ended December 31, 2006, while comparable sales and the number of restaurants continued to increase on a system-wide basis. We expect restaurant closures to continue to decline and restaurant openings to accelerate in most regions, with the exception of the United Kingdom, where we continue to work with certain franchisees to help them improve their financial health.
     Our system-wide sales growth in the United States and Canada increased during the three and six month periods ended December 31, 2006, primarily as a result of positive comparable sales growth and an increase in the amount of revenues earned by new restaurants, partially offset by a net reduction in restaurants. We had 7,502 restaurants in the United States and Canada as of December 31, 2006, compared to 7,634 restaurants as of December 31, 2005.
     EMEA/APAC demonstrated strong system-wide sales growth during the three and six month periods ended December 31, 2006 reflecting openings of new restaurants and positive comparable sales in several markets, including Germany, Spain, and smaller markets in the Mediterranean and the Middle East. Partially offsetting this growth was the United Kingdom, where changes in consumer preferences away from the FFHR category have adversely affected our sales. See Part II, Item 1A “Risk Factors” for a discussion about our UK business.
     Latin America’s system-wide sales growth was driven by new restaurant openings and strong comparable sales in the three and six month periods ended December 31, 2006.
Other Operating Data

	As of
	December 31,
	2006	2005
Restaurant Count Data:
Number of Company restaurants:
United States and Canada	888	876
EMEA/APAC(1)	331	289
Latin America(2)	71	63

Total Company restaurants	1,290	1,228
Number of franchise restaurants:
United States and Canada	6,614	6,758
EMEA/APAC(1)	2,492	2,449
Latin America(2)	788	706

Total franchise restaurants	9,894	9,913

Total system-wide restaurants	11,184	11,141

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Other System-Wide Operating Data:
Comparable sales growth(3)(4)	3.7%	2.0%	3.0%	1.3%
System-wide sales growth(3)	4.7%	2.3%	4.0%	1.8%
Average restaurant sales (in millions)(3)	$297	$279	$597	$549
Segment Data:
Operating income (in millions):
United States and Canada	$84	$74	$171	$152
EMEA/APAC(1)	13	21	33	42
Latin America(2)	10	8	18	15
Unallocated(5)	(32)	(33)	(65)	(67)

Total operating income	$75	$70	$157	$142

Company Restaurant Revenues (in millions):
United States and Canada	$270	$254	$541	$507
EMEA/APAC(1)	131	110	250	219
Latin America(2)	16	15	31	28

Total Company restaurant revenues	$417	$379	$822	$754

Company Restaurant Margin:
United States and Canada	15.3%	14.1%	15.0%	14.1%
EMEA/APAC(1)	15.7%	15.9%	15.5%	15.6%
Latin America(2)	28.8%	28.8%	26.9%	26.7%
Total Company restaurant margin	15.9%	15.2%	15.6%	15.0%
Franchise Revenues (in millions):
United States and Canada	$70	$66	$140	$133
EMEA/APAC(1)	32	29	65	59
Latin America(2)	10	9	20	17

Total franchise revenues	$112	$104	$225	$209

Franchise sales (in millions)(6)	$2,876	$2,709	$5,790	$5,508
EBITDA (in millions)(7)	$96	$91	$200	$184

(1)	Refers to our operations in Europe, the Middle East, Africa, Asia, Australia, New Zealand and Guam.

(2)	Refers to our operations in Mexico, Central and South America and the Caribbean.

(3)	These are our key business measures. System-wide sales measures include sales at both Company restaurants and franchise restaurants. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales. Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated using the prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Measures” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

(4)	Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer. Comparable sales growth includes sales at Company restaurants and franchise restaurants. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

(6)	Franchise sales represent sales at franchise restaurants and revenue to our franchisees. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

(7)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. Capital expenditures, which impact depreciation and amortization, interest expense and income tax expense, are reviewed separately by management. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

While EBITDA is not a recognized measure under generally accepted accounting principles, (“GAAP”), management uses it to evaluate and forecast our business performance. Further, management believes that EBITDA provides both management and investors with a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. EBITDA is not intended to be a measure of liquidity or cash flows from operations nor a measure comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments.
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(In millions)
Net income	$38	$27	$78	$49
Interest expense, net	17	17	34	34
Loss on early extinguishment of debt	—	—	1	13
Income tax expense	20	26	44	46

Income from operations	$75	$70	$157	$142
Depreciation and amortization	21	21	43	42

EBITDA	$96	$91	$200	$184

     Net Income
     Our net income increased $11 million to $38 million in the second quarter of fiscal 2007, compared to the same quarter in fiscal 2006 primarily as a result of the following:
•	an $8 million increase in Company restaurant margins;

•	an $8 million increase in franchise revenues;

•	a $6 million decrease in income tax expense;

•	offset by a $13 million increase in selling, general and administrative expenses.
     Our net income increased $29 million to $78 million during the six months ended December 31, 2006, compared to the same period in fiscal 2006 primarily as a result of the following:
•	a $14 million increase in Company restaurant margins;

•	a $16 million increase in franchise revenues;

•	a benefit of $12 million primarily due to a pre-tax loss on early extinguishment of debt of $13 million recorded during the first six months of the prior year;

•	a $5 million pre-tax gain from the sale of our investment in a New Zealand joint venture;

•	a $2 million decrease in income tax expense;

•	offset by a $24 million increase in selling, general and administrative expenses.
Results of Operations for the Three Months Ended December 31, 2006
     The following table presents our results of operations for the three months ended December 31, 2006 and 2005:

	For the Three Months Ended December 31,
	2006	2005	Increase/
	Amount	Amount	(Decrease)
	(In millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$417	$379	10%
Franchise revenues	112	104	8%
Property revenues	30	29	3%

Total revenues	559	512	9%
Company restaurant expenses	351	321	9%
Selling, general and administrative expenses	119	106	12%
Property expenses	15	14	7%
Fees paid to affiliates	—	3	(100)%
Other operating income, net	(1)	(2)	(50)%

Total operating costs and expenses	484	442	10%
Income from operations	75	70	7%
Interest expense, net	17	17	—

Income before income taxes	58	53	10%
Income tax expense	20	26	(23)%

Net income	$38	$27	41%

Earnings per share — diluted	$0.28	$0.24	17%
Weighted average shares — diluted	136.5	112.9
     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by 10% to $417 million during the three months ended December 31, 2006, primarily as a result of an increase in net restaurants and an increase in comparable sales of 2.7%. During the period January 1, 2006 through December 31, 2006, we added 62 restaurants (net of closures and refranchisings). Approximately $11 million of the increase in revenues was generated by the favorable impact from the movement of foreign currency exchange rates in EMEA/APAC.
     In the United States and Canada, Company restaurant revenues increased by 6% to $270 million during the three months ended December 31, 2006, primarily as a result of positive comparable sales of 3.6% and the addition of 12 Company restaurants (net of closures and refranchisings) during the period from January 1, 2006 through December 31, 2006.
     In EMEA/APAC, Company restaurant revenues increased by 19% to $131 million during the three months ended December 31, 2006, primarily as a result of the addition of 42 restaurants (net of closures and refranchisings) during the period January 1, 2006 through December 31, 2006. We acquired 32 of these restaurants from a financially distressed franchisee in the United Kingdom during the three months ended December 31, 2006. Overall comparable sales of 1.2% reflect positive comparable sales in Germany, Spain, and The Netherlands, offset by negative comparable sales in the United Kingdom. The increase in revenues also reflects approximately $11 million due to the favorable impact in the movement of foreign currency exchange rates in EMEA.
     In Latin America, Company restaurant revenues increased by 7% to $16 million during the three months ended December 31, 2006, primarily as a result of eight additional restaurants (net of closures and refranchisings) during the period January 1, 2006 through December 31, 2006.
     Franchise revenues
     Franchise revenues increased by 8% to $112 million during the three months ended December 31, 2006, driven by positive comparable sales of 3.8% during the quarter and $2 million favorable impact in the movement of foreign currency exchange rates. These increases were partially offset by a net reduction of 19 in the number of franchise restaurants during the period January 1, 2006 through December 31, 2006, primarily in the United States and Canada.

     In the United States and Canada, franchise revenues increased by 6% to $70 million during the three months ended December 31, 2006, primarily as a result of positive comparable sales of 4.5%, partially offset by the elimination of royalties from a net reduction of 144 franchise restaurants during the period January 1, 2006 through December 31, 2006.
     In EMEA/APAC, franchise revenues increased by 10% to $32 million during the three months ended December 31, 2006, driven by an increase of 43 restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the period January 1, 2006 through December 31, 2006, comparable sales of 1.8% during the quarter and the favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 11% to $10 million during the three months ended December 31, 2006, as a result of positive comparable sales of 4.6% and the addition of 82 franchise restaurants (net of closures) during the period January 1, 2006 through December 31, 2006.
     Operating Costs and Expenses
     Food, paper and product costs
     Food, paper and product costs increased by 5% to $125 million during the three months ended December 31, 2006, as a result of a 10% increase in Company restaurant revenues and the unfavorable impact of foreign currency exchange rates in Europe. As a percentage of Company restaurant revenues, food, paper and product costs decreased 1.5% to 30.0%.
     In the United States and Canada, food, paper and product costs increased by 3% during the three months ended December 31, 2006, primarily as a result of a 6% increase in Company restaurant revenues. Food, paper and product costs as a percentage of Company restaurant revenues decreased 1.3% to 30.9% primarily due to decreases in the cost of beef and cheese and product sales which generated higher margins.
     In EMEA/APAC food, paper and product costs increased by 11% during the three months ended December 31, 2006, primarily as a result of a 19% increase in Company restaurant revenues and the unfavorable impact of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 1.9% to 27.4% driven by product sales which generated higher margins.
     There was no significant increase in food, paper and product costs in Latin America during the three months ended December 31, 2006.
     Payroll and employee benefits
     Payroll and employee benefits costs increased by 13% to $123 million during the three months ended December 31, 2006. This increase was primarily due to the addition of 62 Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006, increased wages and health insurance benefit costs, and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased 0.7% to 29.4% in the second quarter of fiscal 2007 compared to 28.7% in the second quarter of fiscal 2006.
     In the United States and Canada, payroll and employee benefits costs increased by 10% during the three months ended December 31, 2006, primarily as a result of increased rates of wages and health insurance benefit costs. There was also an increase from the addition of 12 Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased 0.9% to 30.6% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 as a result of increased rates of wages and health insurance benefit costs.
     In EMEA/APAC, payroll and employee benefits costs increased by 20% during the three months ended December 31, 2006, primarily as a result of an increase of 42 Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006, and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits costs were 29.2% and 28.9% of Company restaurant revenues in EMEA/APAC for the three months ended December 31, 2006 and 2005, respectively.

     In Latin America, where labor costs are generally lower than in the United States and Canada and EMEA/APAC segments, payroll and employee benefits costs increased by 6% during the three months ended December 31, 2006, primarily as a result of the opening of eight new Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006. These costs decreased by 0.7% to 10.9% as a percentage of Company restaurant revenues due to labor efficiencies.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by 11% to $103 million during the three months ended December 31, 2006, compared to the same period in the prior year. This increase is primarily attributable to the addition of 62 restaurants (net of closures) during the period January 1, 2006 through December 31, 2006 and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs were 24.7% of Company restaurant revenues during the three months ended December 31, 2006 compared to 24.6% during the three months ended December 31, 2005.
     In the United States and Canada, occupancy and other operating costs increased by 3% during the three months ended December 31, 2006, compared to the same period in the prior year, driven by 12 additional restaurants (net of closures) during the period January 1, 2006 through December 31, 2006, and an increase in utility costs. These costs decreased as a percentage of Company restaurant revenues by 0.9% to 23.2% as a result of a reduction in casualty and hurricane-related losses.
     In EMEA/APAC, occupancy and other operating costs increased by 27% during the three months ended December 31, 2006, compared to the same period in the prior year primarily due to the addition of 42 Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006, and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 27.6% compared to 25.8% during the three months ended December 31, 2005. The increase in these costs as a percentage of Company restaurant revenues reflects an acceleration of depreciation and disposal of equipment on certain restaurant closures.
     In Latin America, occupancy and other operating costs increased by 15% during the three months ended December 31, 2006, compared to the same period in the prior year primarily attributable to the addition of eight new Company restaurants during the period January 1, 2006 through December 31, 2006. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 24.4% compared to 22.6% during the three months ended December 31, 2005, primarily as a result of an increase in utility costs and rent.
     Selling, general and administrative expenses
     Selling, general and administrative expenses increased by $13 million to $119 million for the three months ended December 31, 2006 compared to the same period in the prior year. This increase was primarily driven by an increase in sales promotions and advertising expense of $7 million in the United Kingdom, $2 million of additional corporate salaries and fringe benefits, and negative impact of approximately $3 million from the movement in foreign currency exchange rates. Contributions made to the marketing fund by Company restaurants are recorded as sales promotions and advertising expense and are generally in proportion to Company restaurant revenues. The $7 million increase in the sales promotions and advertising expense during the quarter was driven by an incremental contribution made by the Company to the marketing fund in the United Kingdom. These contributions are being used to improve brand recognition and to introduce new premium products with commercials such as the “Manthem”, and “Have it Your Way Promise”, and promotions for the £1.99 Whopper® sandwich and Aberdeen Angus burger.
     Other operating income, net
     Other operating income, net for the three months ended December 31, 2006, was $1 million compared to $2 million during the same period in the prior year. The decrease was primarily driven by an additional charge of $2 million associated with franchise system distress in the United Kingdom, offset by an increase in gains on the sale of assets of $1 million.
     Income From Operations
     Income from operations increased by $5 million to $75 million during the three months ended December 31, 2006, primarily as a result of improved restaurant sales and margins, offset by an increase in selling, general and administrative expenses. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for operating income by segment. The favorable impact that the movement in foreign currency exchange rates had on revenues was offset by the unfavorable impact on operating costs and expenses resulting in minimal overall impact on income from operations.

     In the United States and Canada, income from operations increased by $10 million to $84 million during the three months ended December 31, 2006, primarily as a result of an increase in Company restaurant margins of $5 million, driven by positive comparable sales, a reduction in food costs and an increase in the number of Company restaurants, plus an increase in franchise revenues of $4 million reflecting an increase in comparable sales for franchise restaurants.
     Income from operations in EMEA/APAC decreased by $8 million to $13 million during the three months ended December 31, 2006, driven primarily by an increase in Company restaurant margins of $3 million, and an increase in franchise revenues of $3 million, offset by an increase of $13 million in selling, general and administrative expenses.
     There was no significant change in operating income in Latin America during the three months ended December 31, 2006 compared to the same period in the prior year.
     Income Tax Expense
     Income tax expense decreased by $6 million during the three months ended December 31, 2006, compared to the same period in the prior year. Our effective tax rate decreased by 14.6 percentage points to 34.5%, primarily as a result of tax benefits realized from an operational realignment of our European and Asian businesses, which became effective July 1, 2006. In addition, we received additional benefits during the three months ended December 31, 2006 from the closure of a state tax audit and from foreign currency translation on foreign denominated deferred tax assets.
     See Note 9 to our unaudited condensed consolidated financial statements for further information regarding our effective tax rate.
Results of Operations for the Six Months Ended December 31, 2006
     The following table presents our results of operations for the six months ended December 31, 2006 and 2005:

	For the Six Months Ended December 31,
	2006	2005	Increase/
	Amount	Amount	(Decrease)
	(In millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$822	$754	9%
Franchise revenues	225	209	8%
Property revenues	58	57	2%

Total revenues	$1,105	$1,020	8%
Company restaurant expenses	694	640	8%
Selling, general and administrative expenses	231	207	12%
Property expenses	31	28	11%
Fees paid to affiliates	—	6	(100)%
Other operating income, net	(8)	(3)	167%

Total operating costs and expenses	$948	$878	8%
Income from operations	157	142	11%
Interest expense, net	34	34	—%
Loss on early extinguishment of debt	1	13	(92)%

Income before income taxes	$122	$95	28%
Income tax expense	44	46	(4)%
Net income	$78	$49	59%

Earnings per share — diluted	$0.57	$0.43	33%
Weighted average shares — diluted	136.1	112.9

     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by 9% to $822 million during the six months ended December 31, 2006, primarily as a result of 62 additional Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006 and positive comparable sales of 2.3%. Approximately $19 million, or 28%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates in Europe and Canada.
     In the United States and Canada, Company restaurant revenues increased by 7% to $541 million during the six months ended December 31, 2006, primarily as a result of positive comparable sales of 2.8% and a net increase of 12 Company restaurants during the period January 1, 2006 through December 31, 2006.
     In EMEA/APAC, Company restaurant revenues increased by 14% to $250 million during the six months ended December 31, 2006, primarily as a result of a net increase of 42 Company restaurants during the period January 1, 2006 through December 31, 2006. Comparable sales was a positive 1.0% overall in this segment reflecting positive comparable sales in Germany, Spain, and The Netherlands, offset by negative comparable sales in the United Kingdom. The increase in revenues also reflects $16 million due to the favorable impact in the movement of foreign currency exchange rates.
     In Latin America, Company restaurant revenues increased by 11% to $31 million during the six months ended December 31, 2006, primarily as a result of eight additional restaurants (net of closures) during the period January 1, 2006 through December 31, 2006, and comparable sales of 1.9%.
     Franchise revenues
     Franchise revenues increased by 8% to $225 million during the six months ended December 31, 2006, driven by positive comparable sales of 3.1% during that period and by $3 million of favorable impact from the movement of foreign currency exchange rates. These increases were partially offset by a net reduction of 19 franchise restaurants during the period January 1, 2006 through December 31, 2006, primarily in the United States and Canada.
     In the United States and Canada, franchise revenues increased by 5% to $140 million during the six months ended December 31, 2006, primarily as a result of positive comparable sales of 3.5% partially offset by the elimination of royalties from a net reduction of 144 franchise restaurants during the period January 1, 2006 through December 31, 2006.
     In EMEA/APAC, franchise revenues increased by 10% to $65 million during the six months ended December 31, 2006, driven by an increase of 43 restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the period January 1, 2006 through December 31, 2006, comparable sales of 1.5% and favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 18% to $20 million during the three months ended December 31, 2006, as a result of positive comparable sales of 5.3% and the addition of 82 franchise restaurants (net of closures) during the period January 1, 2006 through December 31, 2006.
     Operating Costs and Expenses
     Food, paper and product costs
     Food, paper and product costs increased by 4% to $247 million during the six months ended December 31, 2006, as a result of a 9% increase in Company restaurant revenues and the unfavorable impact of foreign currency exchange rates primarily attributable to Europe. As a percentage of Company restaurant revenues, food, paper and product costs decreased 1.3% to 30.1%.
     In the United States and Canada, food, paper and product costs increased by 2% during the six months ended December 31, 2006, as a result of a 7% increase in Company restaurant revenues offset by a benefit from lower food costs. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 1.3% to 30.8%, primarily due to decreases in the cost of beef and cheese and the sale of products which generated higher margins.
     In EMEA/APAC food, paper and product costs increased by 8% during the six months ended December 31, 2006, primarily as a result of an increase in Company restaurant revenues of 14% and from the unfavorable impact of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 1.6% to 27.7% driven by price increases and promotions geared towards higher margin products.

     There was no significant increase in food, paper and product costs in Latin America during the six months ended December 31, 2006.
     Payroll and employee benefits
     Payroll and employee benefits costs increased by 11% to $242 million during the six months ended December 31, 2006. This increase was primarily due to the addition of 62 Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006, increased wages and health insurance benefit costs, and unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased 0.4% to 29.5% during the six months ended December 31, 2006 compared to 29.1% during the same period of fiscal 2006.
     In the United States and Canada, payroll and employee benefits increased by 8% and remained relatively flat as a percentage of Company restaurant revenues during the six months ended December 31, 2006.
     In EMEA/APAC, payroll and employee benefits increased by 15% during the six months ended December 31, 2006, primarily as a result of the addition of 42 new Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006 and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits remained relatively flat as a percentage of Company restaurant revenues during six months ended December 31, 2006 compared to the same period in fiscal 2006.
     In Latin America payroll and employee benefits increased by 13% during the six months ended December 31, 2006, primarily as a result of the opening of eight new Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006. These costs as a percentage of revenues increased by 0.2% to 11.8% as a result of inflationary increases in wages and payroll tax credits taken during fiscal 2006.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by 11% to $205 million during the six months ended December 31, 2006, compared to the same period in the prior year. This increase was primarily attributable to the addition of 62 restaurants (net of closures) during the period January 1, 2006 through December 31, 2006 and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs were 24.8% of Company restaurant revenues during the six months ended December 31, 2006 compared to 24.5% during the six months ended December 31, 2005.
     In the United States and Canada, occupancy and other operating costs increased by 6% during the six months ended December 31, 2006, compared to the same period in the prior year, driven by 12 additional restaurants (net of closures) during the period January 1, 2006 through December 31, 2006, and an increase in utility costs. These costs decreased as a percentage of Company restaurant revenues by 0.2% to 23.6% as a result of a reduction in casualty and hurricane-related losses.
     In EMEA/APAC, occupancy and other operating costs increased by 21% during the six months ended December 31, 2006, compared to the same period in the prior year primarily due to the addition of 42 new Company restaurants (net of closures) during the period January 1, 2006 through December 31, 2006, and unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 27.6% compared to 26.0% during the six months ended December 31, 2005. The increase in these costs as a percentage of revenues reflects an acceleration of depreciation and disposal of equipment on certain restaurant closures.
     In Latin America, occupancy and other operating costs increased by 15% primarily as a result of an increase of eight Company restaurants during the period January 1, 2006 through December 31, 2006. As a percentage of Company restaurant revenues, these costs increased to 24.9% during the six months ended December 31, 2006 from 23.6% during the same period in the prior year, primarily as a result of an increase in utility costs and rent.

     Selling, general and administrative expenses
     Selling, general and administrative expenses increased by $24 million to $231 million for the six months ended December 31, 2006. This increase was primarily driven by an increase in sales promotions and advertising expense of $12 million, $3 million of additional expenses associated with the operational realignment of the Company’s European and Asian businesses, an increase of $5 million in additional corporate salaries and fringe benefits, and $2 million of stock based compensation. The overall increase of $24 million also includes the negative impact of approximately $5 million from the movement in foreign currency exchange rates. Contributions made to the marketing fund by Company restaurants are recorded as sales promotions and advertising expense and are generally in proportion to Company restaurant revenues. Of the $12 million increase in sales promotions and advertising expense, $5 million related to higher Company restaurant revenues and $7 million related to an incremental contribution made by the Company to the marketing fund in the United Kingdom.
     Other operating income, net
     Other operating income, net for the six months ended December 31, 2006 was $8 million as compared to $3 million during the same period in the prior year. This increase was primarily driven by a gain of $5 million recorded during the six months ended December 31, 2006 from the sale of the Company’s investment in a joint venture in New Zealand and a gain on forward currency contracts of $3 million, offset by an additional charge of $2 million associated with franchise system distress in the United Kingdom.
     Income From Operations
     Income from operations increased by $15 million to $157 million during the six months ended December 31, 2006, primarily as a result of an improvement in restaurant sales driven by strong comparable sales, which increased both franchise revenues and Company restaurant margins, the discontinuation in fees paid to affiliates and a gain from the sale of our investment in a joint venture. These increases were offset by an increase in selling, general and administrative expenses. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for operating income by segment. The favorable impact that the movement in foreign currency exchange rates had on revenues was offset by the unfavorable impact on operating costs and expenses resulting in minimal overall impact on income from operations.
     In the United States and Canada, income from operations increased by $19 million to $171 million during the six months ended December 31, 2006, primarily as a result of an increase in Company restaurant margins of $10 million and franchise revenues of $7 million, driven by an increase in the number of Company restaurants during the period January 1, 2006 through December 31, 2006 and positive comparable sales for both Company and franchise restaurants.
     Income from operations in EMEA/APAC decreased by $9 million to $33 million during the six months ended December 31, 2006, driven primarily by an increase in Company restaurant margins of $5 million, an increase in franchise revenues of $6 million and an increase in other operating income (expense) of $4 million offset by an increase of $21 million in selling, general and administrative expenses.
     There was no significant change in income from operations in Latin America during the six months ended December 31, 2006 compared to the same period in the prior year.
     Income Tax Expense
     Income tax expense decreased by $2 million during the six months ended December 31, 2006 compared to the same period in the prior year. Our effective tax rate decreased by 12.3 percentage points to 36.1%, partially as a result of tax benefits realized from an operational realignment of our European and Asian businesses, which became effective July 1, 2006. In addition, we received additional benefits during the six months ended December 31, 2006, from the closure of a state tax audit and from foreign currency translation on foreign denominated deferred tax assets.
     See Note 9 to our unaudited condensed consolidated financial statements for further information regarding our effective tax rate.
Liquidity and Capital Resources
     Overview
     Cash used for operations was $2 million during the six months ended December 31, 2006, compared to cash provided by operations of $2 million during the six months ended December 31, 2005.

     On January 30, 2007, we announced a quarterly dividend of 6.25 cents per share. The dividend will be paid on March 15, 2007 to shareholders of record as of the close of business on February 15, 2007.
     We had cash and cash equivalents of $135 million as of December 31, 2006. In addition, as of December 31, 2006 we had a borrowing capacity of $116 million under our $150 million revolving credit facility (net of $34 million in letters of credit issued under the revolving credit facility).
     We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, dividends, if any, debt service payments, in the short-term and for the foreseeable future. If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could incur additional debt or raise funds through the issuance of our equity securities.
   Comparative Cash Flows
     Operating Activities. Cash used for operating activities was $2 million during the six months ended December 31, 2006 compared to cash provided by operating activities of $2 million during the six months ended December 31, 2005. The $2 million used during the six months ended December 31, 2006 includes a usage of cash from a change in working capital of $126 million, including tax payments of $114 million which were due primarily as a result of the operational realignment of our European and Asian businesses. The $2 million provided during the six months ended December 31, 2005 includes a payment of interest on PIK notes of $103 million and a usage of cash from a change in working capital of $50 million.
     Investing Activities. Cash used for investing activities was $27 million during the six months ended December 31, 2006 compared to $29 million during the six months ended December 31, 2005. The $2 million decrease in the amount of cash used during the six months ended December 31, 2006 compared to the same period of the prior fiscal year was due primarily to an increase in proceeds of $5 million from asset disposals and restaurant closures, offset by an increase in cash usage of $3 million due to fixed asset additions, acquisitions of franchisee operations and investments in third party debt.
     Capital expenditures include costs to open new Company restaurants, to remodel and maintain restaurant properties to our standards and to develop our corporate infrastructure, particularly in information technology. The following table presents capital expenditures, by type of expenditure:

	For the
	Six Months Ended
	December 31,
	2006	2005
	(In millions)
New restaurants	$8	$6
Maintenance capital	18	18
Other, including corporate	5	6

Total	$31	$30

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
     We expect capital expenditures of approximately $80 to $100 million in fiscal 2007 for new restaurants, maintenance capital, acquisitions, and other corporate expenditures, of which $31 million had been spent through December 31, 2006.
     Financing Activities. Financing activities used cash of $97 million during the six months ended December 31, 2006 and $198 million during the six months ended December 31, 2005. Uses of cash in financing activities during the six months ended December 31, 2006, primarily included repayments of debt and capital leases of $103 million and the purchase of treasury stock of $1 million, offset by $4 million in tax benefits from stock-based compensation, $2 million from proceeds of stock-option exercises and $1 million from a foreign credit facility. Uses of cash in financing activities during the six months ended December 31, 2005, included the repayment of $1.2 billion in term debt, revolver loans, PIK notes and capital leases and related financing costs of $16 million, offset by $1 billion of proceeds received from the refinancing of our credit facility.

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
     Subsequent to February 16, 2006, we transitioned from a nonpublic entity to a public entity under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Since we applied SFAS No. 123 pro forma disclosure for stock options using the minimum value method prior to becoming a public entity, SFAS No. 123R requires that we adopt SFAS No. 123R, using a combination of the prospective and modified prospective transition methods. We must apply the prospective transition method for those awards granted prior to the Form S-1 filing date that were measured at minimum value. The unrecognized compensation cost relating to these awards is required to be recognized in the financial statements subsequent to the adoption of SFAS No. 123R, using the same method of recognition and measurement originally applied to those awards. As there was no compensation cost recognized by us in the financial statements for these awards under APB No. 25, no compensation cost has been or will be recognized for these awards after our adoption of SFAS No. 123R on July 1, 2006, unless such awards are modified. For those awards granted subsequent to the Form S-1 filing date, but prior to the adoption date of July 1, 2006, we are required to apply the modified prospective transition method, in which compensation expense is recognized for any unvested portion of the awards granted between the Form S-1 filing date and the adoption date of SFAS 123R over the remaining vesting period of the awards beginning on the adoption date of July 1, 2006.
     On July 1, 2006, we adopted SFAS 123R, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period.
   New Accounting Pronouncements Issued But Not Yet Adopted
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is the measurement of any tax positions that meet the more- likely-than-not recognition threshold to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 or our 2008 fiscal year. We are currently evaluating the impact that FIN 48 may have on our statements of operations and statement of financial position.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FASB No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. FASB No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, which for us will be our 2009 fiscal year. We are currently evaluating the impact that FASB No. 157 may have on our statements of operations and financial position.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FASB No. 158”). FASB No. 158 requires employers to recognize the overfunded or underfunded status of a postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. Employers must also measure the funded status of a postretirement benefit plan as of the date of its year end statement of financial position. The provision to recognize the overfunded or underfunded status of a postretirement benefit plan in the statement of financial position is effective as of the end of the fiscal year ending after December 15, 2006, which for us will be our fiscal year ending June 30, 2007. The provision to measure the funded status of a postretirement benefit plan as of the date of an employer’s year end statement of financial position is effective for fiscal years ending after December 15, 2008, which for us will be our fiscal year ending June 30, 2009.
     Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS No. 158 will have on our consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal 2006, had we been required to adopt the provisions of SFAS No. 158 as of June 30, 2006, our defined benefit plans and postretirement benefit plan would have been $52 million and $22 million under funded, respectively. As of June 30, 2006, we had recorded a liability of $54 million and $24 million, respectively, for the defined benefit plans and the postretirement benefit plan. In order to recognize (a) the difference between the liability and funded status of the plans, (b) unrecognized net actuarial gains and losses and (c) other unrecognized items, we would have been required to increase our stockholders’ equity by $2 million, on an after-tax basis, as a component of accumulated other comprehensive income.
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

	Six Months Ended December 31, 2006
	United States	EMEA /	Latin
	& Canada	APAC	America	Worldwide
Company:
Beginning of Period	878	293	69	1,240
Openings	5	9	2	16
Closings	(5)	(3)	—	(8)
Acquisitions, net	10	32	—	42

Ending Balance	888	331	71	1,290

Franchise:
Beginning of Period	6,656	2,494	739	9,889
Openings	36	94	52	182
Closings	(68)	(64)	(3)	(135)
Acquisitions, net	(10)	(32)	—	(42)

Ending Balance	6,614	2,492	788	9,894

System:
Beginning of Period	7,534	2,787	808	11,129
Openings	41	103	54	198
Closings	(73)	(67)	(3)	(143)
Acquisitions, net	—	—	—	—

Ending Balance	7,502	2,823	859	11,184

	Six Months Ended December 31, 2005
	United States	EMEA /	Latin
	& Canada	APAC	America	Worldwide
Company:
Beginning of Period	844	283	60	1,187
Openings	—	6	3	9
Closings	(6)	—	—	(6)
Acquisitions, net	38	—	—	38

Ending Balance	876	289	63	1,228

Franchise:
Beginning of Period	6,876	2,373	668	9,917
Openings	26	95	42	163
Closings	(106)	(19)	(4)	(129)
Acquisitions, net	(38)	—	—	(38)

Ending Balance	6,758	2,449	706	9,913

System:
Beginning of Period	7,720	2,656	728	11,104
Openings	26	101	45	172
Closings	(112)	(19)	(4)	(135)
Acquisitions, net	—	—	—	—

Ending Balance	7,634	2,738	769	11,141

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the six months ended December 31, 2006 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, except as noted below.
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
     As of December 31, 2006, we had interest rate swaps with a notional value of $440 million that qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $897 million would result in an increase or decrease in interest expense of approximately $5 million in a given year, as we have hedged $440 million of our future interest payments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.
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
     In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the six months ended December 31, 2006 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation of the Effectiveness of Internal Controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward looking statements include statements regarding our intent to focus on U.S. sales growth and profitability, expand our international network, and continue to build relationships with franchisees; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our expectations regarding restaurant openings/closures and increasing our net restaurant count; our beliefs regarding sales performance in the U.K; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the timing of recognition of compensation cost; our expectations regarding the gains and losses related to our interest rate swap contracts; and our expectations regarding our new global headquarters, including the year of commencement and amount of annual rent payments under the lease. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our continued relationship with, and the success of, our franchisees;

•	Risks relating to franchisee financial distress, including the financial difficulties currently experienced by certain franchisees in the United Kingdom which could result in, among other things, delayed or reduced payments to us of royalties and rents and increased exposure to third parties;

•	Our ability to successfully implement our international growth strategy;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Changes in consumer preferences and consumer discretionary spending;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	Increases in our operating costs, including cost of food and paper products, energy costs and labor costs;

•	Risks relating to the loss of any of our major distributors, including our sole distributor in the United Kingdom and interruptions in the supply of necessary products to us;

•	Risks related to our international operations;

•	Our inability to realize expected tax benefits from the realignment of our European and Asian business;

•	Fluctuations in international currency exchange and interest rates;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations and financing for new restaurant development;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.

     These risks are not exhaustive and may not include factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We do not undertake any responsibility to update any of these forward-looking statements to conform our prior statements to actual results or revised expectations.
Part II
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future results, which have been previously updated in Item 1A of Part II of our Quarterly Report for the period ended September 30, 2006 (“1Q 2007 Form 10-Q”). The information presented below is a discussion of the material changes and updates to these risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K and the 1Q 2007 Form 10-Q.
     As previously discussed in our 1Q 2007 Form 10-Q, we have continued to experience declining sales and operating profits in the United Kingdom (“UK”) that may further impact the financial health of our franchisees and us. As of December 31, 2006, we operated 108 restaurants and our franchisees operated 491 restaurants in the UK.
     With declining sales and increasing rents, certain of our UK franchisees face financial difficulties affecting their ability to meet their obligations to us including royalties, advertising contributions and rent payments. For the six months ended December 31, 2006, we deferred $3 million in royalty and rent revenues owed to us by distressed franchisees in the UK and recorded $2 million of bad debt expense in the UK marketing fund. In addition, in connection with the sale of Company restaurants to certain UK franchisees, we have guaranteed certain lease payments arising from leases assigned to these franchisees as part of the sale. The aggregate contingent obligation arising from these assigned lease guarantees in the UK was $62 million as of December 31, 2006. If we are unable to strengthen the operating performance of the UK restaurants, we could incur additional write-offs, additional expenses under these assigned lease guarantees and a decrease in our revenues and earnings which could negatively impact our financial condition and our future revenue growth. Moreover, as a result of the financial distress of certain UK franchisees and the difficult business environment in which we operate, our sole distributor in the UK may be adversely affected. We may need to take steps to ensure the continued supply of products to the UK restaurants which could result in increased costs to distribute needed products.
     We are taking active measures and implementing marketing and operational initiatives to improve the performance of the UK market and to work with our distressed UK franchisees and their creditors to attempt to strengthen the franchisees’ financial condition. As part of our marketing initiatives to improve brand recognition and address changing UK consumer preferences, during the six months ended December 31, 2006, we made an incremental contribution of $7 million to the marketing fund in the UK and may continue to incur incremental advertising contributions in the future. To the extent that these additional expenses are significant, they may negatively impact our future expenses and, consequently, our earnings. Furthermore, these marketing and operational initiatives may not be effective, which would have a negative impact on the financial condition of our UK business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     From October 1, 2006 through October 31, 2006, the Company issued an aggregate of 65,395 shares of its common stock to employees or former employees pursuant to the exercise of outstanding options for an aggregate of $274,565.45. In addition, during the same period, the Company issued an aggregate of 20,050 shares of its common stock to a former employee in settlement of restricted stock unit awards. These issuances were deemed exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act or Rule 701 thereunder. In accordance with Rule 701, the shares were issued pursuant to a written compensatory benefit plan and the issuances did not, during any 12-month period, exceed 15% of the outstanding shares of the Company’s common stock, calculated in accordance with the provisions of Rule 701. All issuances of shares of common stock to employees or former employees during the remainder of the second quarter of fiscal 2007 were made pursuant to a Registration Statement on Form S-8 filed with the Securities and Exchange Commission (File No. 333-138160).
     There were no repurchases of the Company’s common stock during the quarter ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
(b)	The Annual Meeting of the Company’s shareholders was held November 29, 2006.

(c)	The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
Andrew B. Balson	120,604,613	10,536,716
David Bonderman	130,070,675	1,070,654
Richard W. Boyce	121,391,395	9,749,934
David A. Brandon	128,824,594	2,316,735
John W. Chidsey	121,482,534	9,658,795
Armando Codina	129,749,180	1,392,149
Peter R. Formanek	130,955,584	185,745
Manuel A. Garcia	129,878,866	1,262,463
Adrian Jones	130,072,154	1,069,175
Sanjeev K. Mehra	130,072,083	1,069,246
Stephen G. Pagliuca	130,069,449	1,071,880
Brian T. Swette	130,955,684	185,645
Kneeland C. Youngblood	130,955,218	186,111
(d)	The following table sets forth a brief description of the only other matter voted on at the Annual Meeting and the number of votes cast for, against or abstaining from the matter.

	For	Against	Abstain
Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal 2007	131,040,760	81,189	19,370
Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description
10.36	Form of Retainer Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan

10.37	Form of Annual Deferred Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan

10.38	Employment Agreement between Anne Chwat and Burger King Corporation dated as of April 20, 2006

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC.
(Registrant)

Date: February 2, 2007	By:	/s/ Ben K. Wells

		Name:	Ben K. Wells
		Title:	Chief Financial Officer and Treasurer (principal financial officer)

Date: February 2, 2007	By:	/s/ Christopher M. Anderson

		Name:	Christopher M. Anderson
		Title:	Vice President, Finance and Controller
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.36	Form of Retainer Stock Award Agreement For Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan

10.37	Form of Annual Deferred Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan

10.38	Employment Agreement between Anne Chwat and Burger King Corporation dated as of April 20, 2006

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002