Form 10-Q
period 2007-03-31
Burger King Holdings Inc
filed 2007-05-04
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-32875

BURGER KING HOLDINGS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	75-3095469
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5505 Blue Lagoon Drive, Miami, Florida	33126
(Address of Principal Executive Offices)	(Zip Code)
(305) 378-3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one);

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 3, 2007, there were 134,891,940 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,
	2007	2006
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$142	$259
Trade and notes receivable, net	112	109
Prepaids and other current assets, net	60	40
Deferred income taxes	35	45

Total current assets	349	453

Property and equipment, net	857	886
Intangible assets, net	982	975
Goodwill	23	20
Net investment in property leased to franchisees	144	148
Other assets, net	78	70

Total assets	$2,433	$2,552

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$74	$100
Accrued advertising	62	49
Other accrued liabilities	252	330
Current portion of debt and capital leases	5	5

Total current liabilities	393	484

Long term debt	871	997
Capital leases, net of current portion	64	63
Other deferrals and liabilities	350	357
Deferred income taxes	82	84

Total liabilities	1,760	1,985

Commitments and Contingencies (Note 13 and Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 134,828,382 and 133,058,640 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	1	1
Restricted stock units	5	5
Additional paid-in capital	567	545
Retained earnings	107	3
Accumulated other comprehensive (loss) income	(4)	15

Treasury stock, at cost; 645,681 and 590,841 shares, at March 31, 2007 and June 30, 2006, respectively	(3)	(2)

Total stockholders’ equity	673	567

Total liabilities and stockholders’ equity	$2,433	$2,552

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$403	$368	$1,225	$1,122
Franchise revenues	109	100	334	309
Property revenues	27	27	85	84

Total revenues	539	495	1,644	1,515

Company restaurant expenses:
Food, paper and product costs	120	114	367	351
Payroll and employee benefits	121	111	363	330
Occupancy and other operating costs	105	96	310	280

Total company restaurant expenses	346	321	1,040	961

Selling, general and administrative expenses	115	146	346	353
Property expenses	14	14	45	42
Fees paid to affiliates	—	2	—	8
Other operating expense (income), net	2	(2)	(6)	(5)

Total operating costs and expenses	477	481	1,425	1,359

Income from operations	62	14	219	156

Interest expense	18	22	56	59
Interest income	(1)	(3)	(5)	(6)

Total interest expense, net	17	19	51	53
Loss on early extinguishment of debt	—	1	1	14

Income (loss) before income taxes	45	(6)	167	89
Income tax expense	11	6	55	52

Net income (loss)	$34	$(12)	$112	$37

Earnings (loss) per share:
Basic	$0.25	$(0.11)	$0.84	$0.34
Diluted	$0.25	$(0.11)	$0.82	$0.33

Dividends per common share	$0.06	$—	$0.06	$—

Weighted average shares outstanding:
Basic	134.4	107.3	133.7	107.0
Diluted	137.2	107.3	136.6	111.3
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
	(In millions)
Cash flows from operating activities:
Net income	$112	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	63
Gain on hedging activities	(3)	—
Gain on remeasurement of foreign denominated transactions	(17)	—
Gain on asset disposals	(8)	(2)
Bad debt recoveries	(4)	(1)
Pension curtailment gain	—	(6)
Loss on early extinguishment of debt	1	14
Stock-based compensation	4	—
Deferred income tax expense	(15)	36
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(1)	9
Prepaids and other current assets	(13)	(12)
Accounts and drafts payable	(26)	(23)
Accrued advertising	13	(9)
Other accrued liabilities	(80)	7
Payment of interest on PIK notes	—	(103)
Other long-term assets and liabilities	18	11

Net cash provided by operating activities	$46	$21

Cash flows from investing activities:
Purchases of available-for-sale securities	(318)	—
Proceeds from sale of available-for-sale securities	318	—
Payments for property and equipment	(48)	(48)
Proceeds from asset disposals and restaurant closures	18	15
Payments for acquired franchisee operations	(12)	(7)
Investment in franchisee debt	(6)	(3)
Collections on franchisee debt	4	1

Net cash used for investing activities	$(44)	$(42)

Cash flows from financing activities:
Proceeds from term debt and credit facility	1	2,143
Repayments of term debt, credit facility and capital leases	(130)	(1,978)
Payments for financing costs	—	(19)
Proceeds from sale of common stock	7	7
Dividends paid on common stock	(8)	(367)
Excess tax benefits from stock-based compensation	10	—
Treasury stock purchases	(1)	—

Net cash used for financing activities	$(121)	$(214)

Effect of exchange rates on cash and cash equivalents	2	—
Decrease in cash and cash equivalents	(117)	(235)
Cash and cash equivalents at beginning of period	259	432

Cash and cash equivalents at end of period	$142	$197

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
	(In millions)
Supplemental cash flow disclosures:
Interest paid (1)	$44	$159
Income taxes paid (2)	$140	$11

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$6	$11

(1)	Amount for the nine month period ended March 31, 2007 is net of $12 million received upon termination of interest rate swaps. Amount for the nine month period ended March 31, 2006 includes $103 million of interest paid on PIK notes held by affiliates which was included in term debt at June 30, 2005.

(2)	Amount for the nine month period ended March 31, 2007 includes payment of $82 million in income taxes incurred, primarily resulting from the realignment of the Company’s European and Asian businesses.
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Basis of Presentation
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. It is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. As of June 30, 2006, the Company was approximately 76% owned by private equity funds controlled by Texas Pacific Group, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “sponsors”). The percentage ownership of the private equity funds controlled by the sponsors decreased to 59% as of March 31, 2007, as a result of the sale of 22 million shares of the Company’s common stock through a secondary offering and partial exercise of the over-allotment option in February 2007 and March 2007, respectively (“secondary offering”).
     The Company generates revenues from three sources: (i) sales at restaurants owned by the Company; (ii) royalties and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees. The Company receives monthly royalties and advertising contributions from franchisees based on a percentage of restaurant sales.
Basis of Presentation and Consolidation
     The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results for the three and nine months ended March 31, 2007 do not necessarily indicate the results that may be expected for the full year.
     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates where the Company owns between 20% and 50% are generally accounted for under the equity method.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
     Certain reclassifications have been made to prior periods to conform to the current period’s presentation. The reclassifications had no effect on previously reported net income or stockholders’ equity.
Inventories
     Inventories, totaling $17 million and $14 million as of March 31, 2007 and June 30, 2006, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying condensed consolidated balance sheets.
Auction Rate Securities Available for Sale
     Auction rate securities represent long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process, which occurs every seven to 35 days, and are classified as available for sale securities. Auction rate notes are considered highly liquid by market participants because of the auction process. However, because the auction rate securities have long-term maturity dates and there is no guarantee the holder will be able to liquidate its holding, they do not meet the definition of cash equivalents in SFAS No. 95, Statement of Cash Flows and, accordingly, are recorded as investments. There were no auction rate securities outstanding at March 31, 2007 and June 30, 2006.
Note 2. Stock-based Compensation
     Prior to February 16, 2006, the date the Company filed its Form S-1 registration statement relating to its initial public offering with the Securities and Exchange Commission (the initial public offering was effective on May 17, 2006), the Company accounted for stock-based compensation in accordance with the intrinsic-value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the intrinsic value method of APB No. 25, stock options were granted by the Company at fair value, with no compensation cost being recognized in the financial statements over the vesting period. In addition, the Company issued restricted stock units (“RSU’s”) under APB No. 25 and recognized compensation cost over the vesting period of the awards. For pro forma disclosure required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), compensation expense for stock options was measured using the minimum value method, which assumed no volatility of the Company’s common stock in the Black-Scholes model used to calculate the option’s fair value.
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
     Non-qualified stock option awards (“NQSO”) granted by the Company expire ten years from the grant date and generally vest ratably over a four to five-year service period commencing on the grant date. RSU’s granted by the Company generally vest ratably over a two to five year service period commencing on the grant date. For those RSU’s granted prior to the Company’s initial public offering, settlement of these awards (i.e., the issuance of shares of the Company’s common stock to the recipients) will occur on December 31, 2007, or soon as practicable thereafter, or upon termination of the holder’s employment, if earlier. For the nine months ended March 31, 2007, the Company granted performance-based restricted stock (“PBRS”) awards of 706,422 shares to eligible employees as long-term incentive compensation. The actual number of shares earned by the employee depends on specific performance criteria of the Company during the one-year performance period ending June 30, 2007 and will be adjusted at the end of the performance period. The PBRS awards have a three or four-year vesting period from the grant date, depending on the employee, which includes the one-year performance period.
     The Company recorded $1.7 million and $4.0 million of pre-tax stock-based compensation expense for the three and nine months ended March 31, 2007, respectively.

Equity Incentive Plan and 2006 Omnibus Incentive Plan
     The Company’s Equity Incentive Plan and 2006 Omnibus Incentive Plan (collectively, “the Plans”) permit the grant of stock-based compensation awards including NQSO’s, RSU’s and PBRS awards to eligible employees for up to 20.8 million shares of the Company’s common stock. Awards are granted with an exercise price or market value equal to the closing price of the Company’s common stock on the date of grant. The number of shares available to be granted under the Plans totaled approximately 8.5 million as of March 31, 2007.
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
     The fair value of each stock option granted under the Plans during the quarter ended March 31, 2007 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Risk-free interest rate	4.49%
Expected term (in years)	6.25
Expected volatility	33.01%
Expected dividend yield	1.20%
     A summary of NQSO activity under the Plans as of March 31, 2007 and changes during the three and nine months ended March 31, 2007 is as follows:

	Number	Weighted Average	Weighted Average
	of Options	Exercise Price Per	Remaining
	(in 000’s)	Share ($)	Contractual Life (Yrs)

Outstanding at June 30, 2006	7,408	$7.75	7.06
Granted	81	14.05	—
Exercised	(5)	3.80	—
Forfeited	(255)	6.42	—

Outstanding at September 30, 2006	7,229	7.87	6.65
Granted	150	15.96	—
Exercised	(623)	3.86	—
Forfeited	(89)	9.11	—

Outstanding at December 31, 2006	6,667	8.41	6.86
Granted	33	21.47	—
Exercised	(1,007)	4.92	—
Forfeited	(55)	11.59	—

Outstanding at March 31, 2007	5,638	$9.08	7.66

Exercisable at March 31, 2007	1,839	$6.14	7.08

     The aggregate intrinsic value as of March 31, 2007 for outstanding and exercisable NQSO awards was $70 million and $28 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the nine months ended March 31, 2007, the total intrinsic value of stock options exercised was $25 million and proceeds from stock options exercised was $7 million. For the nine months ended March 31, 2007, actual tax benefits realized for tax deductions from stock options exercised was $10 million.

     A summary of RSU activity under the Plans as of March 31, 2007 and changes during the three and nine months ended March 31, 2007 is as follows:

	Number	Weighted Average
	of RSU’s	Grant Date Fair
	(in 000’s)	Value ($)

Outstanding at June 30, 2006	957	$12.11
Granted	—	—
Exercised	(151)	5.54
Forfeited	—	—

Outstanding at September 30, 2006	806	9.65
Granted	—	—
Exercised	(20)	6.83
Forfeited	(9)	10.25

Outstanding at December 31, 2006	777	9.85
Granted	—	—
Exercised	(25)	14.14
Forfeited	—	—

Outstanding at March 31, 2007	752	9.81

Exercisable at March 31, 2007	416	$8.52

     As of March 31, 2007, there was $8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (NQSO’s and RSU awards) granted under the Plans. That cost is expected to be recognized in the Company’s financial statements over a weighted-average period of 4 years. The total fair value of shares vested during the nine months ended March 31, 2007 was $20 million.
     In August 2006, the Company granted PBRS awards under the 2006 Omnibus Incentive Plan, as long-term incentive compensation to selected executives and other key employees. PBRS awards are based on an individual’s annual long-term incentive target award. The performance measure of PBRS awards is the Company’s profit before taxes for fiscal year 2007.
     The fair value of the PBRS awards was the closing price of the Company’s common stock on the grant date and assumes that the target performance will be achieved. The amount of compensation expense recorded by the Company may be adjusted up or down each reporting period during the performance period, based on the Company’s probable performance over the performance period. At the end of the one-year performance period, the number of the PBRS awards will be adjusted to the actual awards earned based on the performance of the Company. The PBRS awards have a 3 or 4-year vesting requirement from the grant date, depending on the employee.

     A summary of PBRS activity under the 2006 Omnibus Incentive Plan as of March 31, 2007 and changes during the three and nine months ended March 31, 2007 is as follows:

	Number	Weighted Average
	of PBRS	Grant Date Fair
	(in 000’s)	Value ($)

Outstanding at June 30, 2006	—	$—
Granted	706	14.05
Exercised	—	—
Forfeited	(4)	14.05

Outstanding at September 30, 2006	702	14.05
Granted	—	—
Exercised	—	—
Forfeited	(16)	14.05

Outstanding at December 31, 2006	686	14.05
Granted	—	—
Exercised	—	—
Forfeited	(9)	14.05

Outstanding at March 31, 2007	677	14.05

Exercisable at March 31, 2007	—	$—

     As of March 31, 2007, there was $8 million of total unrecognized compensation cost related to PBRS awards granted under the 2006 Omnibus Incentive Plan. That cost is expected to be recognized in the Company’s financial statements over a weighted average period of 2.4 years. No performance shares vested during the nine months ended March 31, 2007. Compensation expense recorded during the nine months ended March 31, 2007 for performance shares was $1.7 million.
Note 3. Acquisitions, Closures and Dispositions
     Acquisitions
     All acquisitions of franchised restaurant operations are accounted for using the purchase method of accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). These acquisitions are summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Number of restaurant acquisitions	13	2	59	40

Prepaids and other current assets	$—	$—	$1	$—
Property and equipment, net	2	—	7	2
Goodwill and other intangible assets	3	—	9	6
Assumed liabilities	(2)	—	(6)	(1)

Total purchase price	$3	$—	$11	$7

Closures and Dispositions
     Gains and losses on closures and dispositions represent sales of Company-owned properties and other costs related to restaurant closures and sales of Company-owned restaurants to franchisees, referred to as “refranchisings”, and are recorded in other operating income, net in the accompanying condensed consolidated statements of operations (See Note 12). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Number of restaurant closures	4	8	12	15
Number of refranchisings	8	—	12	3
Net gains on restaurant closures, refranchisings, and dispositions of assets	$—	$3	$4	$4
     Included in the gains on restaurant closures, refranchisings and dispositions of assets for the nine months ended March 31, 2007 is a $5 million gain from the sale of an investment in a non-consolidated joint venture.
Note 4. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$34,238,444	$(11,692,399)	$112,465,515	$36,894,271

Denominator:
Denominator for basic earnings per share:
Weighted average shares	134,447,569	107,327,225	133,694,093	106,977,468
Effect of dilutive securities:
Restricted stock units	368,720	—	366,552	663,854
Performance-based restricted stock	193,690	—	55,950	—
Non-qualified stock options	2,142,085	—	2,443,634	3,631,390
Other	16,632	—	2,639	—

Denominator for diluted earnings per share	137,168,696	107,327,225	136,562,868	111,272,712

Basic earnings per share	$0.25	$(0.11)	$0.84	$0.34
Diluted earnings per share	$0.25	$(0.11)	$0.82	$0.33
     The Company does not include unexercised non-qualified stock options with exercise prices equal to or greater than the average market price in its computation of diluted earnings per share as those options would result in anti-dilution. For the three and nine months ended March 31, 2007, there were 707,184 and 736,191 anti-dilutive stock options outstanding, respectively. For the three months ended March 31, 2006, all 9,629,808 non-qualified stock options outstanding were anti-dilutive as the Company incurred a net loss for that period. For the nine months ended March 31, 2006, there were 814,147 anti-dilutive stock options outstanding.

Note 5. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$34	$(12)	$112	$37
Translation adjustment	(1)	—	(6)	3
Cash flow hedges:
Net change in fair value of derivatives	(2)	6	(10)	11
Amounts reclassified to earnings during the period	(1)	—	(3)	—
Minimum pension liability	—	(1)	—	(7)

Total other comprehensive income (loss)	(4)	5	(19)	7

Total comprehensive income (loss)	$30	$(7)	$93	$44

Note 6. Other Accrued Liabilities
     Included in other accrued liabilities as of March 31, 2007 and June 30, 2006, were accrued payroll and employee-related benefit costs totaling $95 million and $101 million, respectively, and income taxes payable of $13 million and $96 million, respectively.
Note 7. Long-Term Debt
     As of March 31, 2007 and June 30, 2006, the Company had $871 million and $997 million, respectively, of long-term debt outstanding. During the nine months ended March 31, 2007, the Company prepaid $125 million of term debt. As of March 31, 2007, the next scheduled principal payment on the term debt is June 30, 2009.
Note 8. Derivative Instruments
     Interest rate swaps
     At June 30, 2006, the Company had interest rate swap contracts with a notional value of $750 million that were designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). These swaps were used to convert the floating interest rate component of a portion of the Company’s LIBOR-based term debt to fixed rates (hedged forecasted transaction). In September 2006, the Company settled the swaps which had a fair value of $12 million and terminated the hedge. Upon termination of the hedge, the balance in accumulated other comprehensive income represented the after-tax unrealized gain from the change in fair value of the swaps through the termination date. This balance is recognized into earnings as a reduction of interest expense over the remaining term of debt underlying the terminated hedge. During the three and nine months ended March 31, 2007, $1 million and $5 million, respectively, was recognized into earnings as a reduction to interest expense in the accompanying condensed consolidated statements of operations. An additional $1 million of gain is expected to be recognized into earnings during the remainder of fiscal 2007.
     In September 2006, the Company entered into interest rate swap contracts with a notional value of $440 million and designated them as cash flow hedges under SFAS No. 133. These swaps mature through September 2011 and are being used to hedge forecasted LIBOR-based interest payments on variable rate debt (hedged forecasted transaction). The fair value of these swaps is reflected in other deferrals and liabilities in the accompanying condensed consolidated financial statements. During the three and nine months ended March 31, 2007, less than $1 million and $1 million, respectively, was recognized into earnings as a reduction of interest expense in the accompanying condensed consolidated statements of operations. There was no ineffectiveness recorded in earnings during the three and nine months ended March 31, 2007 related to these swaps.
     Foreign currency forward contracts
     The Company utilizes foreign currency forward contracts as economic hedges to offset the impact from transaction gains and losses recorded by the Company from changes in the expected amount of functional currency cash flows upon settlement of intercompany loans denominated in foreign currencies. The fair value of these forward contracts are reflected in current liabilities in the accompanying condensed consolidated statement of financial condition. Changes in fair value of these forward contracts are recorded in earnings in other operating (income) expense, net. During the three and nine months ended March 31, 2007, the Company recorded $3 million and $12 million, respectively, of losses from the change in fair value of these forward contracts, which were offset by transaction gains of $5 million and $17 million during the same periods, respectively, from changes in the expected amount of functional currency cash flows upon settlement of intercompany loans denominated in foreign currencies.
Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.2	2.0	2.5	2.3
Benefit and taxes related to foreign operations	(14.2)	(35.0)	(6.0)	6.1
Foreign exchange differential on tax benefits	0.1	0.3	(1.6)	(0.2)
Change in valuation allowance	3.2	(33.5)	2.8	6.6
Change in accrual for tax uncertainties	(4.6)	(83.0)	(0.3)	9.6
Other	2.7	14.2	0.5	(1.0)

Effective income tax rate	24.4%	(100.0)%	32.9%	58.4%

     The Company’s effective tax rate was 24.4% and 32.9% for the three and nine months ended March 31, 2007, respectively, primarily as a result of tax benefits realized from an operational realignment of the Company’s European and Asian businesses, which became effective July 1, 2006. The Company also received additional benefits during the three and nine months ended March 31, 2007 from the reduction in tax accruals. Income tax expense for the three months ended March 31, 2006 was $6 million. The loss before income taxes for the period was also $6 million resulting in an effective tax rate of negative 100% for the period. The $6 million in income tax expense for the three months ended March 31, 2006 is primarily related to tax contingencies and valuation allowances.
Note 10. Related Party Transactions
     In connection with the Company’s acquisition of BKC, the Company entered into a management agreement with the sponsors for monitoring the Company’s business through board of director participation, executive team recruitment, interim senior management services and other services consistent with arrangements with private equity funds (“the management agreement”). Pursuant to the management agreement, the Company was charged a quarterly fee not to exceed 0.5% of the prior quarter’s total revenues. In May 2006, the Company paid $30 million to the sponsors to terminate the management agreement upon the completion of its initial public offering eliminating management fees subsequent to that date. Prior to the termination of the management agreement, the Company incurred management fees and reimbursable out-of-pocket expenses under the management agreement totaling $2 million and $8 million for the three and nine months ended March 31, 2006, respectively. These fees and reimbursable out-of-pocket expenses are recorded within fees paid to affiliates in the consolidated statement of operations.
     In July 2005 the Company repaid payment-in-kind (“PIK”) notes payable to the private equity funds controlled by the sponsors. Interest of $2 million accrued prior to the repayment was reflected in the Company’s statement of operations during the nine months ended March 31, 2006.
     Under the Company’s shareholders’ agreement with the sponsors, the Company agreed to pay all expenses relating to the secondary offering other than underwriting commissions and discounts. The Company incurred $1 million of expenses related to the secondary offering.
     A former member of the Board of Directors of the Company who resigned from the Board effective April 1, 2007 has a direct financial interest in a company with which the Company has entered into a lease agreement for the Company’s new corporate headquarters (see Note 13).

Note 11. Retirement Plan and Other Postretirement Benefits
     A summary of the components of net periodic benefit cost for the Pension Plans (retirement benefits) and Postretirement Plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost-benefits earned during the period	$1	$1	$2	$4
Interest costs on projected benefit obligations	2	3	7	8
Expected return on plan assets	(2)	(2)	(6)	(6)
Curtailment gain	—	—	—	(6)
Recognized net actuarial loss	—	1	—	1

Net periodic benefit cost	$1	$3	$3	$1

     Other benefits costs were less than one million for the three months ended March 31, 2007 and 2006, respectively, and $1 million for the nine months ended March 31, 2007 and 2006, respectively.
Note 12. Other Operating (Income) Expense, Net
     Other operating expense, net for the three months ended March 31, 2007 was $2 million, compared to other operating income, net of $2 million for the same period in the prior year. The $2 million of other operating expense, net for the three months ended March 31, 2007 includes expenses of $2 million associated with franchise system distress primarily in the United Kingdom, a loss of $1 million from restaurant closures primarily in the United States and the United Kingdom, offset by a net gain of $1 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies. The $2 million of other operating income, net for the three months ended March 31, 2006 includes a $1 million net gain on the disposal of assets in the United States and a $1 million gain from the termination of unfavorable leases primarily in the United States and Canada.
     Other operating income, net for the nine months ended March 31, 2007 was $6 million, compared to other operating income, net of $5 million for the same period in the prior year. The $6 million of other operating income, net for the nine months ended March 31, 2007 includes a gain of $5 million from the sale of an investment in a joint venture in New Zealand, a gain of $5 million on forward currency contracts used to hedge intercompany loans denominated in foreign currencies, a $4 million net gain on the disposal of assets primarily in the United States, offset by $3 million of restaurant closure expenses primarily in the United Kingdom and $4 million associated with franchise system distress primarily in the United Kingdom. The $5 million of other operating income, net for the nine months ended March 31, 2006 includes a $2 million net gain on the disposal of assets primarily in the United States, a gain of $2 million from the termination of unfavorable leases in the United States, Canada and the United Kingdom, and a recovery of $1 million from investments in a joint venture in New Zealand that has since been dissolved.
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
     In order to assist certain franchisees in making capital improvements to franchisee-owned restaurants in need of remodeling, the Company has provided loans to fund capital expenditures (“Capex Loans”). Capex Loans are typically unsecured, bear interest, and have 10-year terms. In addition, the Company has made capital improvements related to restaurant properties that the Company leases to franchisees. During the nine months ended March 31, 2007, the Company funded $3 million in Capex Loans to franchisees, and made $1 million in improvements to restaurant properties that the Company leases to franchisees. As of March 31, 2007, the Company had commitments remaining to provide future Capex Loans of $7 million and to make up to $10 million of improvements to properties that the Company leases to franchisees. These commitments extend out over a period of up to five years.

     During the three and nine months ended March 31, 2007, temporary reductions in rent (“rent relief”) for certain franchisees that leased restaurant property from the Company were approximately $1 million and $2 million, respectively. These amounts are reflected in the Company’s financial statements as a reduction in property revenues for the respective periods. As of March 31, 2007, the Company had remaining commitments to provide future rent relief of up to $7 million extending over a period of up to 17 years.
     Contingent cash flow subsidies represent commitments by the Company to provide future cash grants to certain franchisees for limited periods in the event of failure to achieve their debt service coverage ratio. For the three and nine months ended March 31, 2007, contingent cash flow subsidies provided to franchisees were not significant. The maximum contingent cash flow subsidy commitment for future periods as of March 31, 2007 is $3 million, extending over a period of up to five years. Upon funding, in most instances, the subsidies will be added to the franchisee’s existing note balance.
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees was $102 million as of March 31, 2007, expiring over an average period of six years.
     Other commitments arising out of normal business operations were $13 million as of March 31, 2007, of which $7 million were guaranteed under bank guarantee arrangements.
     Letters of Credit
     As of March 31, 2007, the Company had $34 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various insurance programs such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of March 31, 2007, none of these irrevocable standby letters of credit had been drawn upon.
     As of March 31, 2007, the Company had posted bonds totaling $2 million, which related to certain utility deposits.
     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with the Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of March 31, 2007, the Company estimates that it will take approximately 16 years to complete the Coca-Cola and Dr Pepper/ Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of March 31, 2007 and June 30, 2006, the deferred amounts totaled $21 million and $23 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of operations.
     The Company has $8 million in aggregate contractual obligations with vendors providing information technology services. These contracts extend up to five years with a termination fee ranging from $1 million to $7 million during those years.
     The Company also enters into commitments to purchase advertising for periods up to twelve months. As of March 31, 2007, commitments to purchase advertising totaled $66 million.

     New Global Headquarters
     In May 2005, the Company entered into an agreement to lease a building in Coral Gables, Florida, to serve as the Company’s new global headquarters beginning in fiscal 2009. The estimated annual rent for the 15 year initial term, which is expected to be approximately $8 million per year, including operating costs and taxes, will be finalized upon the completion of the building’s construction. Fixed annual rent under the lease will escalate by 6% every other year commencing after the second year.
     Other
     The Company has insurance programs with deductibles ranging between $500,000 to $1 million to cover claims such as workers’ compensation, general liability, automotive liability, executive risk, and property. The Company is self-insured for healthcare claims for eligible participating employees. The Company determines its liability for claims based on actuarial analysis. As of March 31, 2007, the Company had a balance of $40 million in accrued liabilities to cover such claims.
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
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
United States and Canada	$346	$339	$1,070	$1,021
EMEA/APAC	169	134	499	427
Latin America	24	22	75	67

Total revenues	$539	$495	$1,644	$1,515

     Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $314 million and $961 million for the three and nine months ended March 31, 2007, respectively, compared to $305 million and $916 million for the three and nine months ended March 31, 2006, respectively. Revenues in Germany totaled $76 million and $228 million for the three and nine months ended March 31, 2007, respectively, compared to $65 and $200 million for the three and nine months ended March 31, 2006, respectively.

     The unallocated amount reflected in the Operating Income table below includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal marketing and supply chain management. The decrease in the unallocated amounts for the three and nine months ended March 31, 2007 compared to the same respective periods in the prior year, reflects a non-recurring compensatory make-whole payment of $34 million made to holders of options and restricted stock units during the three months ended March 31, 2006.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Income from Operations:
United States and Canada	$78	$67	$249	$219
EMEA/APAC	10	9	43	51
Latin America	8	7	26	22
Unallocated	(34)	(69)	(99)	(136)

Total income from operations	$62	$14	$219	$156
Interest expense, net	17	19	51	53
Loss on early distinguishment of debt	—	1	1	14

Income before income taxes	$45	$(6)	$167	$89
Income tax expense	11	6	55	52

Net income	$34	$(12)	$112	$37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2006, in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006 and under Part II, Item 1A “Risk Factors”, “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter and our key business measures, as discussed below, for any future period may decrease.
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. As of March 31, 2007 we owned or franchised a total of 11,201 restaurants in more than 65 countries and U.S. territories, of which 7,483 were located in the United States and Canada. At that date, 1,296 restaurants were company-owned and 9,905 were owned by our franchisees. The FFHR category is highly competitive with respect to price, service, location and food quality. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
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
Business Highlights
     Our strategic plan (the “Go Forward Plan”) has four guiding principles: Grow Profitably (a market plan); Fund the Future (a financial plan); Fire up the Guest (a product plan); and Working Together (a people plan). Guided by our Go Forward plan and strong executive team leadership, our accomplishments since December 31, 2006 include:
•	thirteen consecutive quarters of positive system-wide comparable sales growth, our best comparable sales growth in more than a decade, including comparable sales growth of 3.2% for the third quarter of fiscal 2007;

•	twelve consecutive quarters of positive comparable sales growth in the United States and Canada, including comparable sales growth of 2.6% for the third quarter of fiscal 2007;

•	all-time high average restaurant sales of $1.17 million for the trailing 12-month period ended March 31, 2007;

•	continued acceleration of system-wide restaurant growth with 84 new openings and net growth of 17 during the third quarter of fiscal 2007;

•	announced development agreements for two new international markets — Egypt and Poland;

•	successful product promotions such as the Texas DOUBLE WHOPPER® sandwich, BK™ Stacker, and the Angus Cheesy Bacon sandwich;

•	introduction of the BK™ Breakfast Value Menu, the first such offering in the national QSR segment, and continued improvement in extending hours of operations;

•	all time high guest satisfaction scores, as well as record speed of service and cleanliness scores;

•	further reduction in debt of $25 million since December 31, 2006 to $872 million as of March 31, 2007; and

•	payment of our first quarterly cash dividend as a public company of 6.25 cents per share.
     Our focus continues to be on the following:
•	driving further sales growth and profitability;

•	expanding our large international platform;

•	accelerating our new restaurant development; and

•	employing innovative marketing campaigns, creative advertising and strategic sponsorships.
Key Business Measures
     The following key business measures have been provided for the three and nine months ended March 31, 2007 by reportable segment. Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.
Comparable Sales Growth
     Comparable sales growth refers to the change in restaurant sales in one period from a comparable period in the prior year for restaurants that have been open for thirteen months or longer. We believe comparable sales growth is a key indicator of our performance, as influenced by our initiatives and those of our competitors.

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In constant currencies)		(In constant currencies)
Comparable Sales Growth:
United States and Canada	2.6%	4.9%	3.2%	2.7%
EMEA/APAC	5.3%	(0.4)%	2.6%	0.2%
Latin America	2.7%	1.5%	4.3%	1.5%
Total	3.2%	3.3%	3.1%	2.0%
     Our comparable sales growth for the three and nine month periods ended March 31, 2007 was driven by our strategic initiatives related to operational excellence, advertising, and our continued focus on our BK™ Value Menu and the promotion of premium products. These results are driven mostly by our franchise restaurants as approximately 90% of our system-wide restaurants are franchised.
Three Months Ended March 31, 2007
     In the United States and Canada, our comparable sales growth performance remained strong in the third quarter of 2007 fueled by improvements in our operations, the continued impact of our BK™ Value Menu and BK™ Stacker, and the offering of premium products such as the Texas DOUBLE WHOPPER® sandwich and the Angus Cheesy Bacon sandwich.

     Comparable sales growth in EMEA/APAC is improving and reflects positive sales performance in the major markets of Germany, Spain, The Netherlands, the United Kingdom, Australia and New Zealand. These results were primarily driven by a focus on premium products that generate higher margins. Although comparable sales in the United Kingdom were weaker earlier in the year compared to other countries in Europe, they began to improve during the second quarter of fiscal 2007, and continue to do so, reflecting our efforts to reignite the brand in that market.
     Latin America demonstrated strong results for the quarter and continues to grow. These strong results were fueled primarily in Central America with promotions such as the BK™ “Big Fish”, Hamburguesa Doble, Texas DOUBLE WHOPPER® sandwich and the HAVE IT YOUR WAY® brand promise, South America with the “Extra—Long” burger promotion, and the Caribbean with the “Philly Cheese Steak Sandwich” promotion.
     Nine Months Ended March 31, 2007
     In the United States and Canada, our comparable sales growth performance improved for the nine months ended March 31, 2007 compared to the same period in the prior year driven by improvements in our operations, menu enhancements, such as the introduction of products such as the BK™ Stacker, the Texas DOUBLE WHOPPER® sandwich and the Angus Cheesy Bacon sandwich, the continued impact of the BK™ Value Menu, and innovative promotions such as the Xbox® game collection.
     Comparable sales growth in EMEA/APAC reflects positive sales performance in all of the major countries in that segment for the nine months ended March 31, 2007. Performance in the United Kingdom has steadily improved during fiscal 2007 as a result of our strategic investment of $7 million made to the marketing fund in that country used to improve brand recognition and to introduce new premium products with commercials such as the “Manthem” and the HAVE IT YOUR WAY® brand promise, and promotions for the £1.99 WHOPPER® sandwich and Aberdeen Angus Burger.
     Latin America demonstrated strong results in comparable sales for the nine months ended March 31, 2007 compared to the same period in the prior year as this segment continues to grow. These strong results were fueled by the introduction of new products, limited time offers, innovative promotions and marketing campaigns such as the HAVE IT YOUR WAY® brand promise.

     Average Restaurant Sales
     Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and includes the impact of movement in foreign currency exchange rates. For the three and nine months ended March 31, 2007, ARS was $284,000 and $881,000, respectively, compared to $269,000 and $836,000 for the three and nine months ended March 31, 2006, respectively. The trailing 12-month ARS reached a record high of $1.17 million for the period ended March 31, 2007, as compared to $1.12 million for the trailing 12 months year-over-year, an increase of 4%. As of March 31, 2007 the last 50 free-standing restaurants that opened in the United States and have operated for at least 12 months generated ARS of $1.51 million, which is approximately 29% higher than the current U.S. system average.
     Our ARS improvement during the first nine months of fiscal 2007 was primarily due to improved comparable sales, the opening of new restaurants with higher than average sales volumes and, to a lesser extent, the closure of under-performing restaurants. Our comparable sales were 3.2% and 3.1% for the three and nine month periods ended March 31, 2007, respectively, driven primarily by our strategic initiatives related to operational excellence, advertising, menu enhancements, such as our BKTM Value Menu and BKTM Stacker, and promotional campaigns, such as our innovative Xbox® game collection. We and our franchisees opened 400 new restaurants between April 1, 2006 and March 31, 2007. The ARS of these new restaurants was higher than our system-wide ARS of $1.17 million. Additionally, we and our franchisees closed 308 restaurants during the same period. Over 55% of these closures were franchise restaurants in the United States and Canada which had ARS in the 12 months prior to closure that was significantly lower than system-wide ARS. We believe that continued improvements to ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our franchise base.
     System-Wide Sales Growth
     System-wide sales refer to sales at all Company-owned and franchise restaurants. System-wide sales and system-wide sales growth are important indicators of the overall direction and trends of sales and operating income on a system-wide basis and the effectiveness of our advertising and marketing initiatives.

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In constant currencies)		(In constant currencies)
System-Wide Sales Growth:
United States and Canada	2.0%	3.2%	2.4%	0.6%
EMEA/APAC	9.2%	3.1%	6.5%	5.5%
Latin America	12.1%	12.1%	13.9%	12.5%
Total	4.4%	3.7%	4.2%	2.4%
     System-wide sales growth continued on a positive growth trend during the three and nine month periods ended March 31, 2007, as comparable sales and the number of restaurants continued to increase on a system-wide basis. We expect restaurant closures to continue to decline and restaurant openings to accelerate in most regions, with the exception of the United Kingdom, where we continue to work with certain franchisees to help them improve their financial health.
     Our system-wide sales growth in the United States and Canada during the three and nine month periods ended March 31, 2007, reflects positive comparable sales growth and an increase in the amount of revenues earned by new and acquired restaurants, offset by a net reduction in restaurants. We had 7,483 restaurants in the United States and Canada as of March 31, 2007, compared to 7,589 restaurants as of March 31, 2006.
     EMEA/APAC demonstrated strong system-wide sales growth during the three and nine month periods ended March 31, 2007 reflecting openings of new restaurants and positive comparable sales in all the major markets, including Germany, Spain, the United

Kingdom, Australia and New Zealand and smaller markets in the Mediterranean and the Middle East. Sales performance improved in the United Kingdom during the three months ended March 31, 2007, as a result of our strategic investments in that country.
     Latin America’s system-wide sales growth was driven by new restaurant openings and strong comparable sales in the three and nine month periods ended March 31, 2007.
Other Operating Data

	As of
	March 31,
	2007	2006
Restaurant Count Data:
Number of Company restaurants:
United States and Canada	891	877
EMEA/APAC(1)	332	286
Latin America(2)	73	64

Total Company restaurants	1,296	1,227
Number of franchise restaurants:
United States and Canada	6,592	6,712
EMEA/APAC(1)	2,512	2,449
Latin America(2)	801	721

Total franchise restaurants	9,905	9,882

Total system-wide restaurants	11,201	11,109

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Other System-Wide Operating Data:
Comparable sales growth(3)(4)	3.2%	3.3%	3.1%	2.0%
System-wide sales growth(3)	4.4%	3.7%	4.2%	2.4%
Average restaurant sales (in thousands)(3)	$284	$269	$881	$836
Segment Data:
Operating income (in millions):
United States and Canada	$78	$67	$249	$219
EMEA/APAC(1)	10	9	43	51
Latin America(2)	8	7	26	22
Unallocated(5)	(34)	(69)	(99)	(136)

Total operating income	$62	$14	$219	$156

Company restaurant revenues (in millions):
United States and Canada	$260	$254	$801	$761
EMEA/APAC(1)	129	100	379	319
Latin America(2)	14	14	45	42

Total Company restaurant revenues	$403	$368	$1,225	$1,122

Company restaurant margins:
United States and Canada	15.6%	12.6%	15.2%	13.6%
EMEA/APAC(1)	9.7%	11.5%	13.5%	14.3%
Latin America(2)	23.6%	27.3%	25.8%	26.2%
Total Company restaurant margins	14.0%	12.9%	15.1%	14.3%
Franchise revenues (in millions):
United States and Canada	$66	$65	$206	$198
EMEA/APAC(1)	33	27	98	86
Latin America(2)	10	8	30	25

Total franchise revenues	$109	$100	$334	$309

Franchise sales (in millions)(6)	$2,751	$2,599	$8,541	$8,107
EBITDA (in millions)(7)	$84	$35	$284	$219

(1)	Refers to our operations in Europe, the Middle East, Africa, Asia, Australia, New Zealand and Guam.

(2)	Refers to our operations in Mexico, Central and South America and the Caribbean.

(3)	These are our key business measures. System-wide sales measures include sales at both Company restaurants and franchise restaurants. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales. Comparable sales growth and system-wide sales growth are analyzed on a constant currency basis, which means they are calculated using the prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Measures” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

(4)	Comparable sales growth refers to the change in restaurant sales in one period from a comparable period of the prior year for restaurants that have been open for thirteen months or longer. Comparable sales growth includes sales at Company restaurants and franchise restaurants. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

(6)	Franchise sales represent sales at franchise restaurants and revenue to our franchisees. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

(7)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. Capital expenditures, which impact depreciation and amortization, interest expense and income tax expense, are reviewed separately by management. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

While EBITDA is not a recognized measure under generally accepted accounting principles, (“GAAP”), management uses it to evaluate and forecast our business performance. Further, management believes that EBITDA provides both management and investors with a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. EBITDA is not intended to be a measure of liquidity or cash flows from operations nor a measure comparable to net income (loss) as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments.
     The following table is a reconciliation of our net income (loss) to EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In millions)
Net income (loss)	$34	$(12)	$112	$37
Interest expense, net	17	19	51	53
Loss on early extinguishment of debt	—	1	1	14
Income tax expense	11	6	55	52
Depreciation and amortization	22	21	65	63

EBITDA	$84	$35	$284	$219

Net Income
     Our net income increased $46 million to $34 million in the third quarter of fiscal 2007, compared to the same quarter in fiscal 2006 primarily as a result of the following:
•	a $10 million increase in Company restaurant margins;

•	a $9 million increase in franchise revenues;

•	a $31 million decrease in selling, general and administrative expenses,

•	offset by a $4 million change in other operating (income) expense, net; and

•	a $5 million increase in income tax expense.
     Our net income increased $75 million to $112 million during the nine months ended March 31, 2007, compared to the same period in fiscal 2006 primarily as a result of the following:
•	a $24 million increase in Company restaurant margins;

•	a $25 million increase in franchise revenues;

•	a $7 million decrease in selling, general and administrative expenses;

•	a $5 million pre-tax gain from the sale of our investment in a New Zealand joint venture;

•	a benefit of $13 million primarily due to a pre-tax loss on early extinguishment of debt of $14 million recorded during the first nine months of the prior year;

•	offset by a $3 million increase in income tax expense.
Results of Operations for the Three Months Ended March 31, 2007
     The following table presents our results of operations for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$403	$368	10%
Franchise revenues	109	100	9%
Property revenues	27	27	—%

Total revenues	539	495	9%
Company restaurant expenses	346	321	8%
Selling, general and administrative expenses	115	146	(21)%
Property expenses	14	14	—%
Fees paid to affiliates	—	2	NM
Other operating (income) expense, net	2	(2)	NM

Total operating costs and expenses	477	481	(1)%

Income from operations	62	14	343%
Interest expense	18	22	(18)%
Interest income	(1)	(3)	(67)%

Interest expense, net	17	19	(11)%
Loss on early extinguishment of debt	—	1	NM

Income before income taxes	45	(6)	NM
Income tax expense	11	6	83%

Net income	$34	$(12)	NM

NM — Not meaningful
     Seasonality
     Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year.

     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by 10% to $403 million during the three months ended March 31, 2007, primarily as a result of an increase in net restaurants and positive comparable sales of 1.6%. During the period April 1, 2006 through March 31, 2007, we added 69 restaurants (net of closures and refranchisings). Approximately $10 million of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.
     In the United States and Canada, Company restaurant revenues increased by 2% to $260 million during the three months ended March 31, 2007, primarily as a result the addition of 14 Company restaurants (net of closures and refranchisings) during the period from April 1, 2006 through March 31, 2007.
     In EMEA/APAC, Company restaurant revenues increased by 29% to $129 million during the three months ended March 31, 2007, primarily as a result of the addition of 46 restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007 and positive comparable sales of 4.3%. We acquired 32 of these restaurants from two financially distressed franchisees in the United Kingdom during the three months ended December 31, 2006. The increase in revenues also reflects approximately $11 million due to the favorable impact in the movement of foreign currency exchange rates in EMEA.
     In Latin America, Company restaurant revenues remained flat at $14 million during the three months ended March 31, 2007, primarily as a result of nine additional restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007, offset by negative comparable sales of 0.5% and the unfavorable impact from the movement of foreign currency exchange rates. The negative comparable sales of 0.5% reflects softer results from promotions run during the quarter compared to the same period in fiscal 2006 as well as a loss of sales to competitors appealing to children.
     Franchise revenues
     Franchise revenues increased by 9% to $109 million during the three months ended March 31, 2007, driven mostly by positive comparable sales of 3.5% during the quarter and $2 million of favorable impact in the movement of foreign currency exchange rates. The number of franchise restaurants (net of restaurant closures and acquisitions of franchise restaurants by the Company) increased by 23 during the period April 1, 2006 through March 31, 2007.
     In the United States and Canada, franchise revenues increased by 2% to $66 million during the three months ended March 31, 2007, primarily as a result of positive comparable sales of 2.9%, offset by the elimination of royalties from a net reduction of 120 franchise restaurants during the period April 1, 2006 through March 31, 2007.
     In EMEA/APAC, franchise revenues increased by 22% to $33 million during the three months ended March 31, 2007, driven by an increase of 63 restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the period April 1, 2006 through March 31, 2007, positive comparable sales of 5.4% during the quarter and favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 25% to $10 million during the three months ended March 31, 2007, as a result of positive comparable sales of 2.9% and the addition of 80 franchise restaurants (net of closures) during the period April 1, 2006 through March 31, 2007.
     Operating Costs and Expenses
     Food, paper and product costs
     Food, paper and product costs increased by 5% to $120 million during the three months ended March 31, 2007, as a result of a 10% increase in Company restaurant revenues and the unfavorable impact of foreign currency exchange rates primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs decreased 1.3% to 29.7%.

     In the United States and Canada, food, paper and product costs decreased by 2% during the three months ended March 31, 2007, primarily as a result of a decrease in the cost of beef. This was partially offset by a 2% increase in Company restaurant revenues. Food, paper and product costs as a percentage of Company restaurant revenues decreased 1.2% to 30.0%.
     In EMEA/APAC food, paper and product costs increased by 23% during the three months ended March 31, 2007, primarily as a result of a 29% increase in Company restaurant revenues and the unfavorable impact of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 1.5% to 28.3%, driven by product sales which generated higher margins.
     There was no significant change in food, paper and product costs in Latin America during the three months ended March 31, 2007.
     Payroll and employee benefits
     Payroll and employee benefits costs increased by 9% to $121 million during the three months ended March 31, 2007. This increase was primarily due to the addition of 69 Company restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007, and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs did not change significantly.
     There was no significant change in payroll and employee benefits costs in the United States and Canada during the three months ended March 31, 2007. Inflationary increases in wages and salaries and late night hours were offset by labor efficiencies and a reduction in fringe benefit costs.
     In EMEA/APAC, payroll and employee benefits costs increased by 31% during the three months ended March 31, 2007, primarily as a result of an increase of 46 Company restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007, and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits increased by 0.3% to 31.2% of Company restaurant revenues in EMEA/APAC for the three months ended March 31, 2007, compared to the same period in 2006.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended March 31, 2007.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by 9% to $105 million during the three months ended March 31, 2007, compared to the same period in the prior year. This increase is primarily attributable to the addition of 69 restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007, escalating utility costs in EMEA, and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs were 26.2% of Company restaurant revenues during the three months ended March 31, 2007 compared to 25.9% during the three months ended March 31, 2006.
     In the United States and Canada, occupancy and other operating costs decreased by 3% during the three months ended March 31, 2007, compared to the same period in the prior year, driven by lower utility costs. These costs decreased as a percentage of Company restaurant revenues by 1.4% to 23.9%.
     In EMEA/APAC, occupancy and other operating costs increased by 44% during the three months ended March 31, 2007, compared to the same period in the prior year, primarily due to the addition of 46 Company restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007, increased utility costs and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 30.9% compared to 27.9% during the three months ended March 31, 2006. The increase in these costs as a percentage of Company restaurant revenues reflects increased utility costs in all major markets and an acceleration of depreciation and disposal of equipment on certain restaurant closures in the United Kingdom.
     In Latin America, occupancy and other operating costs increased by 15% during the three months ended March 31, 2007, compared to the same period in the prior year, primarily attributable to the addition of nine new Company restaurants during the period April 1, 2006 through March 31, 2007. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 27.8% compared to 23.7% during the three months ended March 31, 2006, primarily as a result of an increase in utility costs and property taxes, and information technology expenses.
     Selling, general and administrative expenses
     Selling, general and administrative expenses decreased by $31 million to $115 million for the three months ended March 31, 2007, compared to the same period in the prior year. This decrease was primarily driven by a non-recurring compensatory make-whole payment of $34 million paid to holders of options and restricted stock units and recorded in the third quarter of fiscal 2006, and a $3 million net decrease in salary and fringe benefits primarily due to a freeze in the pension plan, partially offset by $2 million of stock-based compensation and $1 million of expenses related to the secondary offering of the Company’s common stock by private equity funds controlled by the sponsors and partial exercise of the over-allotment option in February 2007 and March 2007, respectively (“the secondary offering”). The overall decrease of $31 million also includes the unfavorable impact of $3 million from the movement in foreign currency exchange rates.
     Other operating (income) expense, net
     Other operating expense, net for the three months ended March 31, 2007 was $2 million, compared to other operating income, net of $2 million for the same period in the prior year. The $2 million of other operating expense, net for the three months ended March 31, 2007 includes expenses of $2 million associated with franchise system distress primarily in the United Kingdom, a loss of $1 million from restaurant closures primarily in the United States and the United Kingdom, offset by a net gain of $1 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies. The $2 million of other operating income, net for the three months ended March 31, 2006 includes a $1 million net gain on the disposal of assets in the United States and a $1 million gain from the termination of unfavorable leases primarily in the United States and Canada.
     Income from Operations

	Three Months Ended
	March 31,
	2007	2006
Income from Operations:
United States and Canada	$78	$67
EMEA/APAC	10	9
Latin America	8	7
Unallocated	(34)	(69)

Total income from operations	$62	$14

     Income from operations increased by $48 million to $62 million during the three months ended March 31, 2007 compared to the same period in the prior year, primarily as a result of a reduction in selling, general and administrative expenses due to the non-recurrence of a compensatory make-whole payment of $34 million recorded in the third quarter of fiscal 2006 and positive comparable sales, which increased franchise revenues and Company restaurant revenues and margins. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for income from operations by segment. The favorable impact that the movement in foreign currency exchange rates had on revenues was offset by the unfavorable impact on operating costs and expenses resulting in minimal overall impact on income from operations.

     In the United States and Canada, income from operations increased by $11 million to $78 million during the three months ended March 31, 2007 compared to the same period in the prior year primarily as a result of an increase in Company restaurant margins of $9 million, driven by an increase in comparable sales and the number of Company restaurants, plus an increase in franchise revenues of $1 million reflecting an increase in comparable sales for franchise restaurants.
     Interest Expense, Net
     Interest expense, net decreased by $2 million during the three months ended March 31, 2007, compared to the same period in the prior year reflecting a decrease in interest expense of $4 million offset by a decrease in interest income of $2 million. The $4 million decrease in interest expense is primarily due to a reduction in the amount of borrowings outstanding which reduced interest expense by $4 million. An increase in rates paid on borrowings during the period was offset by the benefit of interest rate swaps. The decrease in interest income of $2 million is due to a reduction in the amount of interest earning cash equivalents combined with a reduction in yields from the migration to tax free instruments.
     Income Tax Expense
     Income tax expense was $11 million during the three months ended March 31, 2007. Our effective tax rate decreased to 24.4% for the quarter primarily as a result of tax benefits realized from an operational realignment of our European and Asian businesses, which became effective July 1, 2006. We also received additional benefits during the three months ended March 31, 2007 from the reduction in tax accruals. Income tax expense for the three months ended March 31, 2006 was $6 million primarily related to tax contingencies and valuation allowances. Our effective tax rate without discrete or unusual items is expected to be approximately 36% for the full year of fiscal 2007.
     See Note 9 to our unaudited condensed consolidated financial statements for further information regarding our effective tax rate. See Item 1A. Risk Factors in Part II of this report for a discussion regarding our ability to utilize foreign tax credits.

Results of Operations for the nine months ended March 31, 2007
     The following table presents our results of operations for the nine months ended March 31, 2007 and 2006:

	For the Nine Months Ended March 31,
	2007	2006
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$1,225	$1,122	9%
Franchise revenues	334	309	8%
Property revenues	85	84	1%

Total revenues	$1,644	$1,515	9%
Company restaurant expenses	1,040	961	8%
Selling, general and administrative expenses	346	353	(2)%
Property expenses	45	42	7%
Fees paid to affiliates	—	8	NM
Other operating income, net	(6)	(5)	20%

Total operating costs and expenses	$1,425	$1,359	5%

Income from operations	219	156	40%
Interest expense	56	59	(5)%
Interest income	(5)	(6)	(17)%

Interest expense, net	51	53	(4)%
Loss on early extinguishment of debt	1	14	(93)%

Income before income taxes	$167	$89	88%
Income tax expense	55	52	6%

Net income	$112	$37	203%

NM — Not meaningful
     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by 9% to $1.2 billion during the nine months ended March 31, 2007, primarily as a result of the addition of 69 Company restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007 and positive comparable sales of 2.0%. Approximately $29 million, or 28%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.
     In the United States and Canada, Company restaurant revenues increased by 5% to $801 million during the nine months ended March 31, 2007, primarily as a result of positive comparable sales of 2.1% and a net increase of 14 Company restaurants during the period April 1, 2006 through March 31, 2007. Approximately $3 million, or 8%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues increased by 19% to $379 million during the nine months ended March 31, 2007, primarily as a result of a net increase of 46 Company restaurants during the period April 1, 2006 through March 31, 2007. Comparable sales was a positive 2.1 % overall in this segment reflecting positive comparable sales in Germany, Spain, The Netherlands and the United Kingdom. The increase in revenues also reflects $27 million due to the favorable impact in the movement of foreign currency exchange rates.

     In Latin America, Company restaurant revenues increased by 7% to $45 million during the nine months ended March 31, 2007, primarily as a result of the addition of nine Company restaurants during the period April 1, 2006 through March 31, 2007, and comparable sales growth of 1.1%.
     Franchise revenues
     Franchise revenues increased by 8% to $334 million during the nine months ended March 31, 2007, driven by positive comparable sales of 3.2% during that period and by $5 million of favorable impact from the movement of foreign currency exchange rates. The number of franchise restaurants (net of closures and acquisitions of franchise restaurants by the Company) increased by 23 during the period April 1, 2006 through March 31, 2007.
     In the United States and Canada, franchise revenues increased by 4% to $206 million during the nine months ended March 31, 2007, primarily as a result of positive comparable sales of 3.3% partially offset by the elimination of royalties from a net reduction of 120 franchise restaurants during the period April 1, 2006 through March 31, 2007.
     In EMEA/APAC, franchise revenues increased by 14% to $98 million during the nine months ended March 31, 2007, driven by an increase of 63 restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the period April 1, 2006 through March 31, 2007, comparable sales of 2.7% and the favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 20% to $30 million during the nine months ended March 31, 2007, as a result of positive comparable sales of 4.5% and the addition of 80 franchise restaurants (net of closures) during the period April 1, 2006 through March 31, 2007.
     Operating Costs and Expenses
     Food, paper and product costs
     Food, paper and product costs increased by 5% to $367 million during the nine months ended March 31, 2007, as a result of a 9% increase in Company restaurant revenues and the unfavorable impact of foreign currency exchange rates primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs decreased 1.4% to 29.9%, primarily from a decrease in the cost of beef and tomatoes and the sale of higher margin products.
     In the United States and Canada, food, paper and product costs increased by 1% during the nine months ended March 31, 2007, as a result of a 5% increase in Company restaurant revenues offset by a benefit from lower food costs. Food, paper and product costs as a percentage of Company restaurant revenues decreased 1.3% to 30.5%, primarily due to decreases in the cost of beef and tomatoes and the sale of higher margin products.
     In EMEA/APAC, food, paper and product costs increased by 13% during the nine months ended March 31, 2007, primarily as a result of a 19% increase in Company restaurant revenues and from the unfavorable impact of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues decreased 1.5% to 27.9% driven by price increases and promotions geared towards higher margin products.
     In Latin America, food, paper and product costs increased by 8% during the nine months ended March 31, 2007 as a result of a 7% increase in Company restaurant revenues. As a percentage of revenues, food, paper and product costs remained relatively flat at 36.7% for the nine months ended March 31, 2007 compared to 36.8% for the same period in fiscal 2006.
     Payroll and employee benefits
     Payroll and employee benefits costs increased by 10% to $363 million during the nine months ended March 31, 2007. This increase was primarily due to the addition of 69 Company restaurants (net of closures) during the period April 1, 2006 through March 31, 2007, increased wages and health insurance benefit costs, and unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased 0.3% to 29.7% during the nine months ended March 31, 2007 compared to 29.4% for the same period in fiscal 2006.

     In the United States and Canada, payroll and employee benefits increased by 6%, as a result of a net increase in the number of Company restaurants, additional labor hours required for late night hours, and the positive comparable sales, and inflationary increases in salaries and wages and benefits. Payroll and employee benefits remained relatively flat as a percentage of Company restaurant revenues reflecting positive comparable sales and labor efficiencies as an offset to inflationary increases.
     In EMEA/APAC, payroll and employee benefits increased by 20% during the nine months ended March 31, 2007, primarily as a result of 46 additional Company restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007 and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits remained relatively flat as a percentage of Company restaurant revenues during nine months ended March 31, 2007 compared to the same period in fiscal 2006.
     In Latin America, payroll and employee benefits increased by 10% during the nine months ended March 31, 2007, primarily as a result of the opening of nine new Company restaurants during the period April 1, 2006 through March 31, 2007. These costs as a percentage of Company restaurant revenues increased by 0.3% to 11.8% as a result of inflationary increases in wages and payroll tax credits taken during fiscal 2006.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by 11% to $310 million during the nine months ended March 31, 2007, compared to the same period in the prior year. This increase was primarily attributable to escalating costs in EMEA, the addition of 69 Company restaurants (net of closures and refranchisings ) during the period April 1, 2006 through March 31, 2007 and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs were 25.3% of Company restaurant revenues during the nine months ended March 31, 2007 compared to 24.9% during the nine months ended March 31, 2006.
     In the United States and Canada, occupancy and other operating costs increased by 3% during the nine months ended March 31, 2007, compared to the same period in the prior year, driven by 14 additional Company restaurants (net of closures and refranchisings) during the period April 1, 2006 through March 31, 2007, and an increase in utility costs to operate during late night hours. These costs decreased as a percentage of Company restaurant revenues by 0.6% to 23.7% as a result of a reduction in casualty and hurricane-related losses.
     In EMEA/APAC, occupancy and other operating costs increased by 28% during the nine months ended March 31, 2007, compared to the same period in the prior year, primarily due to the addition of 46 Company restaurants (net of closures) during the period April 1, 2006 through March 31, 2007, and unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 28.7%, compared to 26.6% during the nine months ended March 31, 2006. The increase in these costs as a percentage of revenues reflects increases in utilities and rents in all major markets and the acceleration of depreciation and disposal of equipment on certain restaurant closures in the United Kingdom.
     In Latin America, occupancy and other operating costs increased by 16%, primarily as a result of an increase of nine Company restaurants during the period April 1, 2006 through March 31, 2007. As a percentage of Company restaurant revenues, these costs increased to 25.6% during the nine months ended March 31, 2007 from 24.0% during the same period in the prior year, primarily as a result of an increase in utilities, property taxes, repairs and maintenance and information technology expenses.
     Selling, general and administrative expenses
     Selling, general and administrative expenses decreased by $7 million to $346 million for the nine months ended March 31, 2007, compared to the same period in the prior year. This decrease was primarily driven by a non-recurring compensatory make-whole payment of $34 million in the prior year, offset by a net increase for the nine months ended March 31, 2007 of $10 million in sales promotions and advertising expense, $3 million of additional expenses associated with the operational realignment of the Company’s European and Asian businesses, $4 million of stock-based compensation and $1 million of expenses related to the secondary offering. The overall decrease of $7 million also includes the unfavorable impact of approximately $8 million from the movement in foreign currency exchange rates. Of the $10 million net increase in sales promotions and advertising expenses, $7 million related to higher Company restaurant revenues, and $7 million related to an incremental contribution made by the Company to the marketing fund in the United Kingdom, offset by a $4 million recovery of bad debt. The incremental contribution to the marketing fund in the United Kingdom was used to improve brand recognition in that market and to introduce new premium products with commercials such as the

“Manthem”, and the HAVE IT YOUR WAY® brand promise, and promotions for the £1.99 WHOPPER® sandwich and Aberdeen Angus burger.
     Other operating (income) expense, net
     Other operating income, net for the nine months ended March 31, 2007 was $6 million, compared to other operating income, net of $5 million for the same period in the prior year. The $6 million of other operating income, net for the nine months ended March 31, 2007 includes a gain of $5 million from the sale of an investment in a joint venture in New Zealand, a gain of $5 million on forward currency contracts used to hedge intercompany loans denominated in foreign currencies, a $4 million net gain on the disposal of assets primarily in the United States, offset by $3 million of restaurant closure expenses primarily in the United Kingdom and $4 million associated with franchise system distress primarily in the United Kingdom. The $5 million of other operating income, net for the nine months ended March 31, 2006 includes a $2 million net gain on the disposal of assets primarily in the United States, a gain of $2 million from the termination of unfavorable leases in the United States, Canada and the United Kingdom, and a recovery of $1 million from investments in a joint venture in New Zealand that has since been dissolved.
     Income from Operations

	Nine Months Ended
	March 31,
	2007	2006
Income from Operations:
United States and Canada	$249	$219
EMEA/APAC	43	51
Latin America	26	22
Unallocated	(99)	(136)

Total Income from Operations	$219	$156

     Income from operations increased by $63 million to $219 million during the nine months ended March 31, 2007 compared to the same period in the prior year, primarily as a result of a reduction in selling, general and administrative expenses due to the non-recurrence of the compensatory make-whole payment of $34 million recorded in the third quarter of fiscal 2006, an improvement in restaurant sales driven by strong comparable sales, which increased franchise revenues and Company restaurant revenues and margins, and the discontinuation of management fees paid to affiliates of $8 million. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for operating income by segment. The favorable impact that the movement in foreign currency exchange rates had on revenues was offset by the unfavorable impact on operating costs and expenses resulting in minimal overall impact on income from operations.
     In the United States and Canada, income from operations increased by $30 million to $249 million during the nine months ended March 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in Company restaurant margins of $18 million and an increase in franchise revenues of $8 million, driven by lower Company restaurant expenses and positive comparable sales for both Company and franchise restaurants.
     Income from operations in EMEA/APAC decreased by $8 million to $43 million during the nine months ended March 31, 2007 compared to the same period in the prior year, driven primarily by an increase of $23 million in selling, general and administrative expenses, an increase in property expenses of $2 million, offset by an increase in Company restaurant margins of $6 million and an increase in franchise revenues of $12 million.
     Income from operations in Latin America increased by $4 million to $26 million during the nine months ended March 31, 2007 compared to the same period in the prior year, due to an increase in franchise revenues from comparable sales of 4.5% and a net increase of 80 franchise restaurants during the period April 1, 2006 through March 31, 2007.
     Interest Expense, Net
     Interest expense, net decreased by $2 million during the nine months ended March 31, 2007, compared to the same period in the prior year reflecting a decrease in interest expense of $3 million offset by a decrease in interest income of $1 million. The decrease in interest expense is primarily due to a reduction in the amount of borrowings outstanding, which reduced interest expense by $6 million. An increase in rates paid on borrowings increased interest expense by $9 million during the period, offset by the benefit from interest rate swaps of $6 million. The decrease in interest income of $1 million is due to a reduction in the amount of interest earning cash equivalents combined with a reduction in yields from the migration to tax free instruments.
     Income Tax Expense
     Income tax expense was $55 million during the nine months ended March 31, 2007, Compared to the same period in the prior year, our effective tax rate decreased approximately 25.5 percentage points to 32.9%, primarily as a result of tax benefits realized from an operational realignment of our European and Asian businesses, which became effective July 1, 2006. We also received additional benefits during the nine months ended March 31, 2007 from the reduction in tax accruals. Our effective tax rate without discrete or unusual items is expected to be approximately 36% for the full year of fiscal 2007.
     See Note 9 to our unaudited condensed consolidated financial statements for further information regarding our effective tax rate. See Item 1A. Risk Factors in Part II of this report for a discussion regarding our ability to utilize foreign tax credits.
Liquidity and Capital Resources
     Overview
     Cash provided by operations was $46 million during the nine months ended March 31, 2007, compared to cash provided by operations of $21 million during the nine months ended March 31, 2006.
     During the nine months ended March 31, 2007 we retired $125 million in debt. The Company’s leverage ratio, as defined by our credit agreement, was 2.36 as of March 31, 2007 compared to 2.58 as of June 30, 2006. By lowering our leverage ratio, the interest rate on our Term Loan A of our senior secured credit facility will be reduced by 25 basis points.
     On January 30, 2007, we announced a quarterly dividend of $0.0625 per share, resulting in an $8 million cash payment on March 15, 2007 to shareholders of record as of the close of business on February 15, 2007.
     We had cash and cash equivalents of $142 million as of March 31, 2007. In addition, as of March 31, 2007, we had a borrowing capacity of $116 million under our $150 million revolving credit facility (net of $34 million in letters of credit issued under the revolving credit facility).
     We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, dividends, if any, and debt service payments, in the short-term and for the foreseeable future. If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could incur additional debt or raise funds through the issuance of our equity securities.
     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $46 million during the nine months ended March 31, 2007 compared to cash provided by operating activities of $21 million during the nine months ended March 31, 2006. The $46 million provided during the nine months ended March 31, 2007 includes net income of $112 million, offset by a usage of cash from a change in working capital of $107 million, including tax payments of $140 million, which were due primarily as a result of the operational realignment of our European and Asian businesses. The $21 million provided during the nine months ended March 31, 2006 includes an interest payment to affiliates of $103 million on PIK notes and a usage of cash from a change in working capital of $28 million.
     Investing Activities
     Cash used for investing activities was $44 million during the nine months ended March 31, 2007, compared to $42 million during the nine months ended March 31, 2006. The $2 million increase in the amount of cash used during the nine months ended March 31,

2007, compared to the same period of the prior fiscal year, was due primarily to an increase in cash used of $8 million for acquisitions of franchisee operations and investments in third party debt, offset by an increase in proceeds of $6 million from asset disposals and restaurant closures and collections on investments in third party debt.
     Capital expenditures include costs to open new Company restaurants, to remodel and maintain restaurant properties to our standards and to develop our corporate infrastructure, particularly in information technology. The following table presents capital expenditures by type of expenditure:

	For the
	Nine Months Ended
	March 31,
	2007	2006
	(In millions)
New restaurants	$13	$12
Maintenance capital	26	26
Other, including corporate	9	10

Total	$48	$48

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
     We expect capital expenditures of approximately $80 million in fiscal 2007 for new restaurants, maintenance capital, acquisitions, and other corporate expenditures, of which $48 million had been spent through March 31, 2007.
     Financing Activities
     Financing activities used cash of $121 million during the nine months ended March 31, 2007 and $214 million during the nine months ended March 31, 2006. Uses of cash in financing activities during the nine months ended March 31, 2007, primarily included repayments of debt and capital leases of $130 million, a quarterly cash dividend payment of $8 million and the purchase of treasury stock of $1 million, offset by $10 million in tax benefits from stock-based compensation, $7 million from proceeds of stock-option exercises and $1 million of proceeds from a foreign credit facility. Uses of cash in financing activities during the nine months ended March 31, 2006, included the repayment of $2 billion in long-term debt and capital leases, payment of a $367 million cash dividend and payment of financing costs of $19 million, offset by $2.1 billion of proceeds received from the refinancing of our credit facility.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 13 to our unaudited condensed consolidated financial statements.
Application of Critical Accounting Policy
     Prior to February 16, 2006, the date we filed a Form S-1 registration statement relating to our initial public offering with the Securities and Exchange Commission (our initial public offering was effective on May 17, 2006), we accounted for stock-based compensation in accordance with the intrinsic-value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under the intrinsic value method of APB No. 25, stock options were granted at fair value, with no compensation cost being recognized in the financial statements over the vesting period. In addition, we issued restricted stock units under APB No. 25 and recognized compensation cost over the vesting period of the awards. For pro forma disclosure required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), compensation expense for stock options was measured using the minimum value method, which assumed no volatility in the Black-Scholes model used to calculate the option’s fair value.
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
New Accounting Pronouncements Issued But Not Yet Adopted
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is the measurement of any tax positions that meet the more- likely-than-not recognition threshold to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us will be July 1, 2007. We are currently evaluating the impact that FIN 48 may have on our statements of operations and statement of financial position.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FASB No. 159”), which allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us will be our fiscal year beginning July 1, 2008. We are currently evaluating the impact that FASB No. 159 may have on our statements of operations and financial position.
     Restaurant Information

	Nine Months Ended March 31, 2007
	United States	EMEA /
	& Canada	APAC	Latin America	Worldwide
Company:
Beginning of Period	878	293	69	1,240
Openings	5	12	4	21
Closings	(7)	(5)	—	(12)
Acquisitions, net	15	32	—	47

Ending Balance	891	332	73	1,296

Franchise:
Beginning of Period	6,656	2,494	739	9,889
Openings	47	149	65	261
Closings	(96)	(99)	(3)	(198)
Acquisitions, net	(15)	(32)	—	(47)

Ending Balance	6,592	2,512	801	9,905

System:
Beginning of Period	7,534	2,787	808	11,129
Openings	52	161	69	282
Closings	(103)	(104)	(3)	(210)
Acquisitions, net	—	—	—	—

Ending Balance	7,483	2,844	874	11,201

	Nine Months Ended March 31, 2006
	United States	EMEA /
	& Canada	APAC	Latin America	Worldwide
Company:
Beginning of Period	844	283	60	1,187
Openings	2	8	4	14
Closings	(9)	(4)	—	(13)
Acquisitions, net	40	(1)	—	39

Ending Balance	877	286	64	1,227

Franchise:
Beginning of Period	6,876	2,373	668	9,917
Openings	35	125	57	217
Closings	(159)	(50)	(4)	(213)
Acquisitions, net	(40)	1	—	(39)

Ending Balance	6,712	2,449	721	9,882

System:
Beginning of Period	7,720	2,656	728	11,104
Openings	37	133	61	231
Closings	(168)	(54)	(4)	(226)
Acquisitions, net	—	—	—	—

Ending Balance	7,589	2,735	785	11,109

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the nine months ended March 31, 2007 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, except as noted below.
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
     As of March 31, 2007, we had interest rate swaps with a notional value of $440 million that qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $872 million would result in an increase or decrease in interest expense of approximately $4 million in a given year, as we have hedged $440 million of our future interest payments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.

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
     In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. During the nine months ended March 31, 2007 there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward looking statements include statements regarding our intent to focus on driving further sales growth and profitability, expand our international platform, accelerate new restaurant development and employ innovative marketing campaigns, creative advertising and strategic sponsorships; our beliefs regarding the factors contributing to stronger operators throughout our franchise base; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our expectations regarding restaurant openings/closures and increasing our net restaurant count; our entry into development agreements for Egypt and Poland; our beliefs regarding sales performance in the U.K. and our continuing efforts to improve performance; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the timing of recognition of compensation cost; our expectations regarding the gains and losses related to our interest rate swap contracts; our expectations regarding our new global headquarters, including the year of commencement and amount of annual rent payments under the lease; and our estimates regarding our effective tax rate for fiscal 2007. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our continued relationship with, and the success of, our franchisees;

•	Risks related to franchisee financial distress, including the financial difficulties currently experienced by certain franchisees in the United Kingdom which could result in, among other things, delayed or reduced payments to us of royalties and rents and increased exposure to third parties;

•	Our ability to successfully implement our international growth strategy;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Changes in consumer preferences and consumer discretionary spending;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	Increases in our operating costs, including cost of food and paper products, energy costs and labor costs;

•	Risks related to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply of necessary products to us;

•	Risks related to our international operations;

•	Our inability to realize expected tax benefits from the realignment of our European and Asian businesses;

•	Fluctuations in international currency exchange and interest rates;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations and financing for new restaurant development;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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
Part II — Other Information
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future results, which have been previously updated in Item 1A of Part II of our Quarterly Report for the period ended September 30, 2006 (“1Q 2007 Form 10-Q”) and Item 1A of Part II of our Quarterly Report for the period ended December 31, 2006 (“2Q 2007 Form 10-Q”). The information presented below is a discussion of the material changes and updates to these risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K, the 1Q 2007 Form 10-Q and the 2Q 2007 Form 10-Q .
     Although our performance in the United Kingdom (“UK”) has steadily improved during the last four months as a result of our marketing and operational initiatives in that country (as described below), we still face risks and uncertainties in the UK that may further impact the financial health of our franchisees and us. As of March 31, 2007, we operated 106 restaurants and our franchisees operated 472 restaurants in the UK.

     Certain of our UK franchisees continue to face financial difficulties affecting their ability to meet their obligations to us, including royalties, advertising contributions and rent payments. For the nine months ended March 31, 2007, we deferred $4 million in royalty and rent revenues owed to us by distressed franchisees in the UK and recorded $2 million of bad debt expense in the UK marketing fund. In addition, in connection with the sale of Company restaurants to certain UK franchisees, we have guaranteed certain lease payments arising from leases assigned to these franchisees as part of the sale. The aggregate contingent obligation arising from these assigned lease guarantees in the UK was $60 million as of March 31, 2007. If we are unable to strengthen the operating performance of the UK restaurants, we could incur additional write-offs, additional expenses under these assigned lease guarantees and a decrease in our revenues and earnings which could negatively impact our financial condition and our future revenue growth. Moreover, as a result of the financial distress of certain UK franchisees and the difficult business environment in which we operate, our sole distributor in the UK may be adversely affected. We may need to take steps to ensure the continued supply of products to the UK restaurants which could result in increased costs to distribute needed products.
     In addition, continuing or increasing losses from our Company restaurants in the UK, along with other factors, could have a negative effect on our ability to utilize foreign tax credits to offset our U.S. income taxes and could cause us to establish a valuation allowance at a future date against all or a portion of our foreign tax credit carryforwards.
     We are taking active measures and implementing marketing and operational initiatives to improve the performance of the UK market and to work with our distressed UK franchisees and their creditors to attempt to strengthen the franchisees’ financial condition. As part of our marketing initiatives to improve brand recognition and address changing UK consumer preferences, during the nine months ended March 31, 2007, we made an incremental contribution of $7 million to the marketing fund in the UK and may continue to incur incremental advertising contributions in the future. To the extent that these additional expenses are significant, they may negatively impact our future expenses and, consequently, our earnings. Furthermore, these marketing and operational initiatives may not be effective, which would have a negative impact on the financial condition of our UK business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to the repurchase of common stock of the Company made during the three months ended March 31, 2007:

Maximum Number (or
			Total Number of Shares	Approximate Dollar Value)
			Purchased as Part of	of Shares that May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the Plans
Period	Shares Purchased (1)	Per Share	Plans or Programs	or Programs
1/1/07 - 3/31/07	1,983	$20.81	N/A	N/A

(1)	All shares purchased were used to satisfy the Company’s obligation to settle restricted stock awards for an employee.
Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: May 4, 2007	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer and Treasurer (principal financial officer)

Date: May 4, 2007	By:	/s/ Christopher M. Anderson
		Name:	Christopher M. Anderson
		Title:	Vice President, Finance and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002