Form 10-K
period 2007-06-30
Burger King Holdings Inc
filed 2007-09-07
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32875

BURGER KING HOLDINGS, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-3095469 (I.R.S. Employer Identification Number)

5505 Blue Lagoon Drive, Miami, Florida (Address of Principal Executive Offices)	33126 (Zip Code)

Registrant’s telephone number, including area code
(305) 378-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 29, 2006 was $666 million.

The number of shares outstanding of the Registrant’s Common Stock as of August 31, 2007 was 135,142,912.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from Registrant’s definitive proxy statement for the 2007 annual meeting of stockholders, which proxy will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2007.

BURGER KING HOLDINGS, INC.

2007 FORM 10-K ANNUAL REPORT

Burger King®, Whopper®, Double Whopper®, Triple Whopper®, Have It Your Way®, Burger King Bun Halves and Crescent Logo, BKtm Value Menu, BKtm Breakfast Value Menu and BKtm Stacker are trademarks of Burger King Brands, Inc., a wholly-owned subsidiary of Burger King Holdings, Inc. References to fiscal 2007, fiscal 2006 and fiscal 2005 in this Form 10-K are to the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

In this document, we rely on and refer to information regarding the restaurant industry, the quick service restaurant segment and the fast food hamburger restaurant category that has been prepared by the industry research firm NPD Group, Inc. (which prepares and disseminates Consumer Reported Eating Share Trends, or CREST data) or compiled from market research reports, analyst reports and other publicly available information. All industry and market data that are not cited as being from a specified source are from internal analyses based upon data available from known sources or other proprietary research and analysis.

Part I

Item 1.	Business

Overview

Burger King Holdings, Inc. (“we” or the “Company”) is a Delaware corporation formed on July 23, 2002. Our restaurant system includes restaurants owned by the Company and by franchisees. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants and sales system-wide. As of June 30, 2007, we owned or franchised a total of 11,283 restaurants in 69 countries and U.S. territories, of which 1,303 restaurants were company-owned and 9,980 were owned by our franchisees. Of these restaurants, 7,171 or 64% were located in the United States and 4,112 or 36% were located in our international markets. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast food at modest prices.

We generate revenues from three sources: sales at company restaurants; royalties and franchise fees paid to us by our franchisees; and property income from certain franchise restaurants that lease or sublease property from us. Approximately 90% of our restaurants are franchised and we have a higher percentage of franchise restaurants to company restaurants than our major competitors in the FFHR category. We believe that this restaurant ownership mix provides us with a strategic advantage because the capital required to grow and maintain the Burger King system is funded primarily by franchisees, while still giving us a sizeable base of company restaurants to demonstrate credibility with franchisees in launching new initiatives. As a result of the high percentage of franchise restaurants in our system, we have lower capital requirements compared to our major competitors.

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

In 1967, Mr. McLamore and Mr. Edgerton sold BKC to Minneapolis-based The Pillsbury Company. BKC became a subsidiary of Grand Metropolitan plc in 1989 when it acquired Pillsbury. Grand Metropolitan plc merged with Guinness plc to form Diageo plc in 1997. On December 13, 2002, Diageo plc sold BKC to private equity funds controlled by TPG Capital, Bain Capital Partners and the Goldman Sachs Funds, which we refer to as our “Sponsors”, and for the first time since 1967 BKC became an independent company. In May 2006, we issued and sold 25 million shares of common stock and our Sponsors sold 3.75 million shares of common stock at a price of $17.00 per share in our initial public offering. Upon completion of the offering, our common stock became listed on the NYSE under the symbol “BKC”.

Our Industry

We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to NPD Group, Inc., which prepares and disseminates CREST data, QSR sales have grown at an annual rate of 4.9% over the past 10 years, totaling approximately $221 billion for the 12-month period ended June 30, 2007. According to NPD Group, Inc., QSR sales are projected to increase at an annual rate of 4.0% between 2007 and 2012.

Furthermore, we believe the QSR segment is generally less vulnerable to economic downturns and increases in energy prices than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading down” by customers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. However, significant economic downturns or sharp increases in energy prices may adversely impact FFHR chains, including us.

According to NPD Group, Inc., the FFHR category is the largest category in the QSR segment, generating sales of over $59 billion in the United States for the 12-month period ended June 30, 2007 representing 27% of total QSR sales. The FFHR category grew 5% in terms of sales during the same period and, according to NPD Group, Inc., is expected to increase at an average rate of 3.5% per year over the next five years. For the 12-month period ended June 30, 2007, the top three FFHR chains (McDonald’s, Burger King and Wendy’s) accounted for 73% of the category’s total sales, with approximately 14% attributable to Burger King.

Our Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

•	Distinctive brand with global platform. We believe that our Burger King and Whopper brands are two of the most widely-recognized consumer brands in the world. We have one of the largest restaurant networks in the world, with 11,283 restaurants operating in 69 countries and U.S. territories, of which 4,112 are located in our international markets. During fiscal 2007 our franchisees opened restaurants in four new international markets: Poland, Japan, Indonesia and Egypt. We believe that the demand for new international franchise restaurants is growing and that our global platform will allow us to leverage our established infrastructure to significantly increase our international restaurant count with limited incremental investment or expense.

•	Attractive business model. Approximately 90% of our restaurants are franchised, which is a higher percentage than that of our major competitors in the FFHR category. We believe that our franchise restaurants will generate a consistent, profitable royalty stream to us, with minimal ongoing capital expenditures or incremental expense by us. We also believe this will provide us with significant cash flow to reinvest in growing our brand and enhancing shareholder value. Although we believe that this restaurant ownership mix is beneficial to us, it also presents a number of drawbacks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership.

•	Innovative marketing campaigns, creative advertising and strategic sponsorships. We utilize our successful promotions, advertising and sponsorships to drive sales and generate restaurant traffic. In June and July of 2007, our U.S. television advertisements ranked in the top position for “most liked” new ads for all national advertisers according to advertising industry researcher IAG. Our successful Xbox® game collection sold more than 3.2 million copies, making it the best-selling suite of video games of the 2006 holiday season. We are also reaching out to a broad spectrum of restaurant guests with mass appeal sports and entertainment sponsorships, such as the National Football League (NFL) and NASCAR, music and pop culture icon, Diddy, and family oriented movie tie-ins such as Spider-Mantm 3 and The Simpsonstm Movie. Our interactive promotional site, www.simpsonizeme.com, became the fastest growing initiative online with over 10 million unique visitors and over 500 million hits to date. As part of our efforts to increase topical relevance for our brand, we have extended our successful relationship with Microsoft through a mutual partnership on the third installment of the popular videogame franchise, Halo 3tm. Additionally, our brand has become the basis of present and future revenue streams through licensed merchandise and grocery snack products.

•	Experienced management team. We have a seasoned management team with significant experience. John Chidsey, our Chief Executive Officer, has extensive experience in managing franchised and branded businesses, including the Avis Rent-A-Car and Budget Rent-A-Car systems, Jackson Hewitt Tax Services and PepsiCo. Russell Klein, our President, Global Marketing, Strategy and Innovation, has 27 years of retail and consumer marketing experience, including at 7-Eleven Inc. Ben Wells, our Chief Financial Officer, has 26 years of finance experience, including at Compaq Computer Corporation and British Petroleum. James Hyatt, our Chief Operations Officer, has more than 30 years of brand experience as both a franchisee and senior executive of BKC. In addition, other members of our management team have worked at Frito Lay, McDonald’s, Pillsbury, Taco Bell and Wendy’s.

Global Operations

We operate in three reporting business segments: (i) United States and Canada; (ii) Europe, the Middle East and Africa and Asia Pacific, or EMEA/APAC; and (iii) Latin America. Additional financial information about geographic segments is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Segment Reporting in Part II, Item 8 in Note 21 of this Form 10-K.

  United States and Canada

  Restaurant Operations

Our restaurants are limited-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States and Canada. As of June 30, 2007, 897 company restaurants and 6,591 franchise restaurants were operating in the United States and Canada. For fiscal 2007, total system sales in the United States and Canada were approximately $8.8 billion. We believe our restaurants appeal to a broad spectrum of consumers, with multiple meal segments appealing to different customer groups.

Operating Procedures and Hours of Operation.  All of our restaurants must adhere to strict standardized operating procedures and requirements which we believe are critical to the image and success of the Burger King brand. Each restaurant is required to follow the Manual of Operating Data, an extensive operations manual containing mandatory restaurant operating standards, specifications and procedures prescribed from time to time to assure uniformity of operations and consistent high quality of products at Burger King restaurants. Among the requirements contained in the Manual of Operating Data are standard design, equipment system, color scheme and signage, uniform operating procedures and standards of quality for products and services.

Commencing in May 2007, we required restaurants in the United States to be open seven days per week from 7:00 a.m. to midnight, subject to certain exceptions. As of June 30, 2007, 84% of Burger King restaurants were open until midnight or later. In comparison, as of June 30, 2006, 57% of Burger King restaurants were open until midnight or later. We believe that reducing the gap between our operating hours and those of our competitors will be a key component in capturing a greater share of FFHR sales in the United States and Canada.

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

Restaurant Design and Image.  Our restaurants consist of several different building types with various seating capacities. The traditional Burger King restaurant is free-standing, ranging in size from approximately 1,900 to 4,300 square feet, with seating capacity of 40 to 120 guests, drive-thru facilities and adjacent parking areas. Some restaurants are located in airports, shopping malls, toll road rest areas and educational and sports facilities. In fiscal 2005, we developed new, smaller restaurant designs that reduce the average building costs by approximately 25%. The seating capacity for these smaller restaurant designs is between 40 and 80 guests. We believe this seating capacity is adequate since approximately 62% of our U.S. company restaurant sales are made at the drive-thru. We and our franchisees have opened 60 new restaurants in the United States and Canada in this format through June 30, 2007.

New Restaurant Development.  We employ a sophisticated and disciplined market planning and site selection process through which we identify trade areas and approve restaurant sites throughout the United States and Canada that will provide for quality expansion. We have established a development committee to oversee all new restaurant development within the United States and Canada. Our development committee’s objective is to ensure that every proposed new restaurant location is carefully reviewed and that each location meets the stringent requirements established by the committee, which include factors such as site accessibility and visibility, traffic patterns, signage, parking, site size in relation to building type and certain demographic factors. Our model for evaluating sites accounts for potential changes to the site, such as road reconfiguration and traffic pattern alterations.

Each franchisee wishing to develop a new restaurant is responsible for selecting a new site location. However, we work closely with our franchisees to assist them in selecting sites. They must agree to search for a potential site within an identified trade area and to have the final site location approved by the development committee.

We and our franchisees opened 89 restaurants and 53 restaurants in the United States in fiscal 2007 and 2006, respectively. We and our franchisees closed 125 and 225 restaurants in the United States during the same periods. We believe that the number of closures will continue to decline. We have instituted several initiatives to accelerate restaurant development in the United States, including reduced upfront franchise fees, process simplifications and turnkey development assistance programs, which reduce the time and uncertainty associated with opening new restaurants.

Company Restaurants

As of June 30, 2007, we owned and operated 897 restaurants in the United States and Canada, representing 12% of total U.S. and Canada system restaurants. Included in this number are 31 restaurants that we operate but are owned by a joint venture between us and an independent third party. Out of our 897 company restaurants, we own the properties for 341 restaurants and we lease the remaining 556 properties from third-party landlords. Our company restaurants in the United States and Canada generated $1 billion in revenues in fiscal 2007, or 75% of our total U.S. and Canada revenues and 48% of our total worldwide revenues. We also use our company restaurants to test new products and initiatives before rolling them out to the wider Burger King system.

The following table details the top ten locations of our company restaurants in the United States and Canada as of June 30, 2007:

			% of Total U.S. and
		Company	Canada Company
Rank	State/Province	Restaurant Count	Restaurants

1	Florida	232	26%
2	Indiana	70	8%
3	Ontario	66	7%
4	North Carolina	58	6%
5	Massachusetts	44	5%
6	Virginia	44	5%
7	Georgia	43	5%
8	Ohio	38	4%
9	South Carolina	38	4%
10	Connecticut	33	4%

Franchise Operations

General.  We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management.

Our growth and success have been built in significant part upon our substantial franchise operations. We franchised our first restaurant in 1961, and as of June 30, 2007, there were 6,591 franchise restaurants, owned by 815 franchise operators, in the United States and Canada. Franchisees report gross sales on a monthly basis and pay royalties based on reported sales. Franchise restaurants in the United States and Canada generated revenues of $284 million in fiscal 2007, or 62% of our total worldwide franchise revenues. The five largest franchisees in the United States and Canada in terms of restaurant count represented in the aggregate approximately 16% of U.S. and Canadian Burger King restaurants as of June 30, 2007.

The following table details the top ten locations of our franchisees’ restaurants in the United States and Canada as of June 30, 2007:

			% of Total U.S. and
		Franchise	Canada Franchise
Rank	State/Province	Restaurant Count	Restaurants

1	California	676	10%
2	Texas	407	6%
3	Michigan	340	5%
4	New York	319	5%
5	Ohio	316	5%
6	Florida	311	5%
7	Illinois	296	4%
8	Pennsylvania	238	4%
9	Georgia	209	3%
10	North Carolina	206	3%

The following is a list of the five largest franchisees in terms of restaurant count in the United States and Canada as of June 30, 2007:

		Restaurant
Rank	Name	Count	Location

1	Carrols Corporation	326	Northwest and Midwest
2	Heartland Food Corp.	260	Mid South and Northwest
3	Strategic Restaurants Corp.	242	Midwest and Southeast
4	Army & Air Force Exchange Services	124	Across the United States
5	Quality Dining, Inc.	123	Midwest

Franchise Agreement Terms.  For each franchise restaurant, we enter into a franchise agreement covering a standard set of terms and conditions. The typical franchise agreement in the United States and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee of $50,000, which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. In recent years, however, we have offered franchisees reduced upfront franchise fees to encourage U.S. franchisees to open new restaurants.

Recurring fees consist of monthly royalty and advertising payments. Franchisees in the United States and Canada are generally required to pay us an advertising contribution equal to a percentage of gross sales, typically 4%, on a monthly basis. In addition, most existing franchise restaurants in the United States and Canada pay a royalty of 3.5% and 4.5% of gross sales, respectively, on a monthly basis. As of July 1, 2000, a new royalty rate structure became effective in the United States for most new franchise agreements, including both new restaurants and renewals of franchises, but limited exceptions were made for agreements that were grandfathered under the old fee structure or entered into pursuant to certain early renewal incentive programs. In general, new franchise restaurants opened and franchise agreement renewals after June 30, 2003 will generate royalties at the rate of 4.5% of gross sales for the full franchise term.

Franchise agreements are not assignable without our consent, and we have a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with the terms of the Manual of Operating Data) can lead to termination of the franchise agreement. We can control the growth of our franchisees because we have the right to veto any restaurant acquisition or new restaurant opening. These transactions must meet our minimum approval criteria to ensure that franchisees are adequately capitalized and that they satisfy certain other requirements.

Renewals of Franchise Agreements.  In recent years, we have experienced lower levels of franchisees in the United States renewing their expiring franchise agreements for a standard additional 20-year term than we have historically experienced. To encourage franchisees to renew their expiring franchise agreements, we agreed, in many cases, to extend the existing agreements to avoid the closure of the restaurants by giving franchisees additional time to comply with our renewal requirements. We also instituted a program in the United States to allow franchisees to pay the $50,000 franchise fee in installments and to delay the required restaurant remodel for up to two years, while providing an incentive to accelerate the completion of the remodel by offering reduced royalties for a limited period. Although this program is now closed, we believe that this program and our other initiatives were instrumental in maintaining our base of restaurants and led to an increase in the number of restaurants with renewed franchise agreements.

Property Operations

Our property operations consist of restaurants where we lease the land and often the building to the franchisee. Our real estate operations in the United States and Canada generated $85 million of our revenues in fiscal 2007, or 4% of total worldwide revenue.

For properties that we lease from third-party landlords and sublease to franchisees, leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. As of June 30, 2007, we leased or subleased to franchisees in the United States and Canada 913 properties, of which we own 460 properties and lease either the land or the land and building from third-party landlords on the remaining 453 properties.

Europe, the Middle East and Africa/Asia Pacific (EMEA/APAC)

Restaurant Operations

EMEA.  EMEA is the second largest geographic area in the Burger King system behind the United States as measured by number of restaurants. As of June 30, 2007, EMEA had 2,248 restaurants in 29 countries and territories, including 320 company restaurants located in the United Kingdom (the “U.K.”), Germany, Spain and The Netherlands. For fiscal 2007, total system sales in EMEA were approximately $2.8 billion. The U.K. is the largest market in EMEA with 552 restaurants as of June 30, 2007.

APAC.  As of June 30, 2007, APAC had 644 restaurants in 13 countries and territories, including China, Malaysia, Thailand, Australia, Philippines, Singapore, New Zealand, South Korea, Indonesia, and Japan. For fiscal 2007 total system sales in APAC were approximately $742 million. All of the restaurants in the region other than our nine restaurants in China are franchised. Australia is the largest market in APAC, with 309 restaurants as of June 30, 2007, all of which are franchised and operated under Hungry Jack’s, a brand that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King. We believe there is significant potential for growth in APAC, particularly in our existing markets of South Korea, Hong Kong, Singapore, Malaysia, China and the Philippines and in new markets such as Japan and Indonesia.

Our restaurants located in EMEA/APAC generally adhere to the standardized operating procedures and requirements followed by U.S. restaurants. However, regional and country-specific market conditions often require some variation in our standards and procedures. Some of the major differences between U.S. and EMEA/APAC operations are discussed below.

Management Structure.  Our EMEA/APAC operations are managed from restaurant support centers located in Zug, Switzerland, Madrid, London, and Munich (for EMEA) and Singapore and Shanghai (for APAC). These centers are staffed by teams who support both franchised operations and company restaurants.

Menu and Restaurant Design.  Restaurants must offer certain global Burger King menu items. In many countries, special products developed to satisfy local tastes and respond to competitive conditions are also offered. Many restaurants are in-line facilities in smaller, attached buildings without a drive-thru or in food courts rather than free-standing buildings. In addition, the design, facility size and color scheme of the restaurant building may vary from country to country due to local requirements and preferences. We and our franchisees are also opening restaurants with the smaller building designs in EMEA/APAC. We have opened 37 new restaurants in this format in EMEA/APAC through June 30, 2007.

New Restaurant Development.  Unlike the United States and Canada, where all new development must be approved by the development committee, our market planning and site selection process in EMEA/APAC is managed by our regional teams, who are knowledgeable about the local market. In several of our markets, there is typically a single franchisee that owns and operates all of the restaurants within a country. We have identified particular opportunities for extending the reach of the Burger King brand in many countries, including, Spain, Germany, Austria, Switzerland and Italy in EMEA, and Singapore, Malaysia, the Philippines, China, South Korea and Hong Kong in APAC. We have also entered into development agreements with new franchisees for Poland, Japan, Indonesia and Egypt. We are also considering the possibility of entering into other EMEA/APAC markets, including countries in Eastern Europe, the Mediterranean and the Middle East, and we are in the process of identifying prospective new franchisees for these markets.

Company Restaurants

As of June 30, 2007, 320 (or 14%) of the restaurants in EMEA were company restaurants. There are nine company restaurants in APAC, all of which are located in China.

The following table details company restaurant locations in EMEA as of June 30, 2007:

		Company	% of Total EMEA
Rank	Country	Restaurant Count	Company Restaurants

1	Germany	157	49%
2	United Kingdom	96	30%
3	Spain	43	13%
4	Netherlands	24	8%

	Total	320	100%

Franchise Operations

As of June 30, 2007, 2,563 or 89% of our restaurants in EMEA/APAC were franchised. Some of our international markets, including Hungary, Portugal, South Korea and the Philippines, are operated by a single franchisee. Other markets, such as the U.K., Germany, Spain and Australia, have multiple franchisees. In general, we enter into a franchise agreement for each restaurant. International franchise agreements generally contemplate a one-time franchise fee of $50,000, with monthly royalties and advertising contributions each of up to 5% of gross sales.

We have granted master franchises in Australia and Turkey, where the franchisees are allowed to sub-franchise restaurants within their particular territory. Additionally, in New Zealand and certain Middle East and Persian Gulf countries, we have entered into arrangements with franchisees under which they have agreed to nominate third parties to develop and operate restaurants within their respective territories under franchise agreements with us. As part of these arrangements, the franchisees have agreed to provide certain support services to third party franchisees on our behalf, and we have agreed to share the franchise fees and royalties paid by such third party franchisees. Our largest franchisee in the Middle East and Persian Gulf is also allowed to grant development rights with respect to each country within its territory. We have also entered into exclusive development agreements with franchisees in a number of countries throughout EMEA/APAC, including, most recently, Japan and Egypt. These exclusive development agreements generally grant the franchisee exclusive rights to develop restaurants in a particular geographic area and contain growth clauses requiring franchisees to open a minimum number of restaurants within a specified period.

The following is a list of the five largest franchisees in terms of restaurant count in EMEA/APAC as of June 30, 2007:

Rank	Name	Restaurant Count	Location

1	Hungry Jack’s Pty Ltd.	221	Australia
2	Tab Gida Sanayl Ve Ticaret AS	137	Turkey
3	Granada Hospitality Limited (Compass Group)	97	United Kingdom
4	SRS	87	Korea
5	Olayan	87	Saudi/UAE

Property Operations

Our property operations in EMEA primarily consist of franchise restaurants located in the U.K., Germany and Spain, which we lease or sublease to franchisees. We have no franchisee-operated properties in APAC. Of the 94 properties in EMEA that we lease or sublease to franchisees, we own four properties and lease the land and building from third party landlords on the remaining 90 properties. Our EMEA property operations generated $31 million of our revenues in fiscal 2007, or 27% of our total worldwide property revenues.

Lease terms on properties that we lease or sublease to our EMEA franchisees vary from country to country. These leases generally provide for 25-year terms, depending on the term of the related franchise agreement. We lease most of our properties from third party landlords and sublease them to franchisees. These leases generally provide for fixed rental payments based on our underlying rent plus a small markup. In general, franchisees are obligated to pay for all costs and expenses associated with the restaurant property, including property taxes, repairs and maintenance and insurance. In the U.K., many of our leases for our restaurant properties are subject to rent reviews every five years, which may result in rent adjustments to reflect current market rents for the next five years.

Latin America

As of June 30, 2007, we had 903 restaurants in 25 countries and territories in Latin America. For fiscal 2007, total system sales in Latin America were approximately $861 million. There were 77 company restaurants in Latin America, all located in Mexico, and 826 franchise restaurants in the segment as of June 30, 2007. We are the market leader in 16 of our 25 markets in Latin America, including Puerto Rico, in terms of number of restaurants. Mexico is the largest market in this segment, with a total of 349 restaurants as of June 30, 2007, or 39% of the region. Our restaurants in Mexico have consistently had the highest company restaurant margins worldwide due to a favorable real estate and labor environment. In fiscal 2007, we opened 45 new restaurants in Mexico, of which eight were company restaurants and 37 were franchise restaurants.

The following is a list of the five largest franchisees in terms of restaurant count in Latin America as of June 30, 2007:

Rank	Name	Restaurant Count	Location

1	Caribbean Restaurants, Inc.	171	Puerto Rico
2	ALSEA and affiliates	156	Mexico and Argentina
3	Geboy de Tijuana, S.A. de C.V.	47	Mexico
4	Salvador Safie, Fernando Safie and Ricardo Safie	38	Guatemala
5	Operadora Exe S.A. de C.V.	38	Mexico

Advertising and Promotion

We believe sales in the QSR segment can be significantly affected by the frequency and quality of advertising and promotional programs. We believe that two of our major competitive advantages are our strong brand equity and market position and our global franchise network which allow us to drive sales through extensive advertising and promotional programs.

Franchisees must make monthly contributions, generally 4% to 5% of gross sales, to our advertising funds, and we contribute on the same basis for company restaurants. Advertising contributions are used to pay for all expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, public relations and sales promotions. In international markets where there is no company restaurant presence, franchisees typically manage their own advertising expenditures, and these amounts are not included in the advertising fund. However, as part of our global marketing strategy, we provide these franchisees with assistance in order to deliver a consistent global brand message.

In the United States and in those other countries where we have company restaurants, we coordinate the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchisee Association, Inc. In addition, U.S. franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area (DMA) level by making contributions beyond those required for participation in the national advertising fund. Currently, 78% of DMAs in the United States are participating in local advertising campaigns. This allows local markets to execute customized advertising and promotions to deliver market specific solutions. We believe that increasing the level of local advertising makes us more competitive in the FFHR category.

Our current global marketing strategy is based upon customer choice. We believe that quality, innovation and differentiation drive profitable customer traffic and pricing power over the long term. Our global strategy is focused on our core consumer, the SuperFan, our Have It Your Way brand promise, our core menu items, such as flame broiled hamburgers, french fries and soft drinks, the development of innovative products and the consistent communication of our brand. We concentrate our marketing on television advertising, which we believe is the most effective way to reach our target customer, the SuperFan. SuperFans are consumers who reported eating at a fast food hamburger outlet nine or more times in the past month. We also use radio and Internet advertising and other marketing tools on a more limited basis.

Supply and Distribution

We establish the standards and specifications for most of the goods used in the development, improvement and operation of our restaurants and for the direct and indirect sources of supply of most of those items. These requirements help us assure the quality and consistency of the food products sold at our restaurants and protect and enhance the image of the Burger King system and the Burger King brand.

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

Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1992 to leverage the purchasing power of the Burger King system. RSI is the purchasing agent for the Burger King system in the United States and negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products such as promotional toys and paper products used in our restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the company restaurants and franchisees who appoint RSI as their agent for these purposes. As of June 30, 2007, RSI was appointed the distribution manager for approximately 93% of the restaurants in the United States. A subsidiary of RSI is also purchasing food and paper products for our company and franchise restaurants in Canada under a contract with us. As of June 30, 2007, four distributors service approximately 85% of the U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

There is currently no designated purchasing agent that represents franchisees in our international regions. However, we are working closely with our franchisees to implement programs that leverage our global purchasing power and to negotiate lower product costs and savings for our restaurants outside of the United States and Canada. We approve suppliers and use similar standards and criteria to evaluate international suppliers that we use for U.S. suppliers. Franchisees may propose additional suppliers, subject to our approval and established business criteria.

In fiscal 2000, we entered into long-term exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply company and franchise restaurants with their products, which obligate Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2007, we estimate that it will take approximately 15 years to complete the Coca-Cola and Dr Pepper purchase commitments. If these agreements were terminated, we would be obligated to pay significant termination fees and certain other costs, including in the case of the contract with Coca-Cola, the unamortized portion of the cost of installation and the entire cost of refurbishing and removing the equipment owned by Coca-Cola and installed in company restaurants in the three years prior to the termination.

Research and Development

Company restaurants play a key role in the development of new products and initiatives because we can use them to test and perfect new products, equipment and programs before introducing them to franchisees, which we believe gives us credibility with our franchisees in launching new initiatives. This strategy allows us to keep research and development costs down and simultaneously facilitates the ability to sell new products and to launch initiatives both internally to franchisees and externally to guests.

We operate a research and development facility or “test kitchen” at our headquarters in Miami and certain other regional locations. In addition, certain vendors have granted us access to their facilities in the U.K. and China to test new products. While research and development activities are important to our business, these expenditures are not material. Independent suppliers also conduct research and development activities for the benefit of the Burger King system. We believe new product development is critical to our long-term success and is a significant factor behind our comparable sales growth. Product innovation begins with an intensive research and development process that analyzes each potential new menu item, including market tests to gauge consumer taste preferences, and includes an ongoing analysis of the economics of food cost, margin and final price point.

We have developed two new broilers including a new flexible batch broiler that is significantly smaller, less expensive and easier to maintain than the current broiler used in our restaurants. We expect that the flexible batch broiler will reduce operating costs (principally through reduced utility costs), without sacrificing speed, quality or efficiency. We have installed the flexible batch broiler in 95% of our company restaurants in the United States and Canada. In addition, U.S. franchisees are required to install the new broilers in their restaurants by January 2010. We have filed a patent application with respect to the flexible batch broiler technology and design. We have licensed one of our equipment vendors on an exclusive basis to manufacture and supply the flexible batch broiler to the Burger King system throughout the world.

Management Information Systems

Franchisees typically use a point of sale, or POS, cash register system to record all sales transactions at the restaurant. We have not historically required franchisees to use a particular brand or model of hardware or software components for their restaurant system. However, we have established specifications to reduce cost, improve service and allow better data analysis and have approved three global POS vendors and one regional vendor for each of our three segments to sell these systems to our franchisees. Currently, franchisees report sales manually, and we do not have the ability to verify sales data electronically by accessing their POS cash register systems. The new POS system will make it possible for franchisees to submit their sales and transaction level details to us in near-real-time in a common format, allowing us to maintain one common database of sales information. We expect that it will be three to five years before the majority of franchisees have the new POS systems.

Quality Assurance

We are focused on achieving a high level of guest satisfaction through the close monitoring of restaurants for compliance with our key operations platforms: Clean & Safe, Hot & Fresh and Friendly & Fast. We have uniform operating standards and specifications relating to the quality, preparation and selection of menu items, maintenance and cleanliness of the premises and employee conduct.

The Clean & Safe certification is administered by an independent outside vendor whose purpose is to bring heightened awareness of food safety, and includes immediate follow-up procedures to take any action needed to protect the safety of our customers. We measure our Hot & Fresh and Friendly & Fast operations platforms principally through Guest Tracsm, a rating system based on survey data submitted by our customers.

We review the overall performance of our operations platforms through an Operations Excellence Review, or OER, which focuses on evaluating and improving restaurant operations and guest satisfaction.

All Burger King restaurants are required to be operated in accordance with quality assurance and health standards which we establish, as well as standards set by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness.

We closely supervise the operation of all of our company restaurants to help ensure that standards and policies are followed and that product quality, guest service and cleanliness of the restaurants are maintained. Detailed reports from management information systems are tabulated and distributed to management on a regular basis to help maintain compliance. In addition, we conduct scheduled and unscheduled inspections of company and franchise restaurants throughout the Burger King system.

Intellectual Property

As of June 30, 2007, we and our wholly-owned subsidiaries, Burger King Corporation and Burger King Brands, Inc., owned approximately 2,390 trademark and service mark registrations and applications and approximately 390 domain name registrations around the world. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. Additionally, we own certain patents relating to equipment used in our restaurants and provide proprietary product and labor management software to our franchisees.

Competition

We operate in the FFHR category of the QSR segment within the broader restaurant industry. Our two main domestic competitors in the FFHR category are McDonald’s Corporation, or McDonald’s, and Wendy’s International, Inc., or Wendy’s. To a lesser degree, we compete against national food service businesses offering alternative menus, such as Subway, Yum! Brands, Inc.’s Taco Bell, Pizza Hut and Kentucky Fried Chicken, casual restaurant chains, such as Applebee’s, Chili’s, Ruby Tuesday’s and “fast casual” restaurant chains, such as Panera Bread, as well as convenience stores and grocery stores that offer menu items comparable to that of Burger King restaurants. We compete on the basis of price, service and location and by offering quality food products.

Our largest U.S. competitor, McDonald’s, has significant international operations. Non-FFHR based chains, such as KFC and Pizza Hut, have many outlets in international markets that compete with Burger King and other FFHR chains. In addition, Burger King restaurants compete internationally against local FFHR chains, sandwich shops, bakeries and single-store locations.

Government Regulation

We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees. Each Burger King restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new restaurant in a particular area.

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

Company restaurant operations and our relationships with franchisees are subject to federal and state antitrust laws. Company restaurant operations are also subject to federal and state laws governing such matters as consumer protection, privacy, wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. A purported class action was recently filed against us alleging violations of the Fair and Accurate Credit Transactions Act or FACTA, which requires that retailers truncate the credit and debit card numbers and/or omit the expiration dates on receipts provided to customers. Similar complaints have been filed against many retailers.

In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States, the U.K. and Spain. For example, the New York City Board of Health has adopted an amendment to the New York City Health Code that requires New York City restaurants and other food service establishments to phase out artificial trans fat (which we currently use in our french fries and 23 other products) by July 1, 2008. In addition, the City of Philadelphia has passed a law that requires restaurants to phase out artificial trans fat by September 1, 2008. Other counties and municipalities have adopted a ban on trans fat in restaurant foods, and more than 12 states are considering adopting such laws. We have begun the rollout of a trans fat free cooking oil to our company restaurants in the United States. Two trans fat free oil blends have passed our operational, supply and consumer criteria, allowing us to begin the national rollout. We expect that all U.S. restaurants will be using trans fat free cooking oil by the end of 2008.

New York City’s Board of Health has also approved menu labeling legislation that requires restaurant chains to provide certain nutrition information on menus/menu boards such as: (i) number of calories; (ii) fat content, including saturated and trans fats; (iii) number of carbohydrates; and (iv) milligrams of sodium. Other states and municipalities have announced they are considering or proposing menu labeling legislation, including California, Connecticut, Hawaii, New Jersey, New York, and Chicago. Additional cities or states may propose to adopt trans fat restrictions, menu labeling or similar regulations.

In addition, public interest groups have focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity, and legislators in the United States have proposed replacing the self-regulatory Children’s Advertising Review Board with formal governmental regulation under the Federal Trade Commission.

Internationally, our company and franchise restaurants are subject to national and local laws and regulations, which are generally similar to those affecting our U.S. restaurants, including laws and regulations concerning franchises, labor, health, privacy, sanitation and safety. For example, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. Our international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

Working Capital

Information about the Company’s working capital (changes in current assets and liabilities) is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and in the Consolidated Statements of Cash Flows in Part II, Item 8.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations. During fiscal 2007, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Customers

Our business is not dependent upon a single customer or a small group of customers, including franchisees. No franchisees or customers accounted for more than 10% of total consolidated revenues in fiscal 2007.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

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

Our Employees

As of June 30, 2007, we had approximately 39,000 employees in our company restaurants, our field management offices and our global headquarters. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good.

Financial Information about Business Segments and Geographic Areas

Financial information about our significant geographic areas (U.S. & Canada, EMEA/APAC and Latin America) is incorporated herein by reference from Selected Financial Data in Part II, Item 6; Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7; and in Financial Statements and Supplementary Data in Part II, Item 8 of this Form 10-K.

Available Information

The Company makes available free of charge on or through the Investor Relations section of its internet website at www.bk.com, this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). This information is also available at www.sec.gov and may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.

Our Corporate Governance Guidelines, our Code of Business Ethics and Conduct, our Code of Ethics for Executive Officers, our Code of Conduct for Directors and our Code of Business Ethics and Conduct for Vendors are also located within the Investor Relations section of our website. These documents, as well as our SEC filings and copies of financial and other information, are available in print free of charge to any shareholder who requests a copy from our Investor Relations Department. Requests to Investor Relations may also be made by calling (305) 378-7696, or by sending the request to Investor Relations, Burger King Holdings, Inc., 5505 Blue Lagoon Drive, Miami, FL 33126.

The Company’s Chief Executive Officer, John W. Chidsey, certified to the New York Stock Exchange (NYSE) on June 12, 2007, pursuant to Section 303A-12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our ability to achieve and/or exceed our key financial guidance for fiscal 2008; our intent to focus on U.S. sales growth and profitability and expand our international network; our beliefs and expectations regarding system-wide average restaurant sales; our beliefs and expectations regarding franchise restaurants, including their growth potential and our expectations regarding franchisee distress; our expectations regarding opportunities to enhance restaurant profitability and margin improvement; our intention to continue to employ innovative and creative marketing strategies, including the launching of new and limited time offer products; our expectations regarding present and future revenue streams generated through licensed merchandise and grocery snack products; our exploration of initiatives to reduce the initial investment expense, time and uncertainty of new builds; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our expectations regarding restaurant openings/closures and increasing net restaurant count; our beliefs regarding sales performance in the U.K.; our estimates regarding the fulfillment of certain volume purchase commitments; our beliefs regarding the effects of the realignment of our European and Asian businesses; our beliefs regarding the Fair and Accurate Credit Transactions Act lawsuit; our expectations regarding the impact of accounting pronouncements; our intention to renew hedging contracts; and our continued efforts to leverage our global purchasing power. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.

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

To a lesser degree, we compete against national food service businesses offering alternative menus, such as Subway and Yum! Brands, Inc.’s Taco Bell, Pizza Hut and Kentucky Fried Chicken, casual restaurant chains, such as Applebee’s, Chili’s, Ruby Tuesday’s and “fast casual” restaurant chains, such as Panera Bread, as well as convenience stores and grocery stores that offer menu items comparable to that of Burger King restaurants. In one of our major European markets, the U.K., much of the growth in the quick service restaurant segment is expected to come from bakeries, sandwich shops and new entrants that are appealing to changes in consumer preferences away from the FFHR category.

Finally, the restaurant industry has few non-economic barriers to entry, and therefore new competitors may emerge at any time. To the extent that one of our existing or future competitors offers items that are better priced or more appealing to consumer tastes or a competitor increases the number of restaurants it operates in one of our key markets or offers financial incentives to personnel, franchisees or prospective sellers of real estate in excess of what we offer, or a competitor has more effective advertising and marketing programs than we do, it could have a material adverse effect on our financial condition and results of operations. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees.

If we fail to successfully implement our international growth strategy, our ability to increase our revenues and operating profits could be adversely affected and our overall business could be adversely affected.

A significant component of our growth strategy involves increasing our net restaurant count in our international markets. We can increase our net restaurant count by opening new international restaurants in both existing and new markets and by minimizing the number of closures in our existing markets. We and our franchisees face many challenges in opening new international restaurants, including, among others:

•	the selection and availability of suitable restaurant locations;

•	the negotiation of acceptable lease terms;

•	the availability of bank credit and the ability of franchisees to obtain acceptable financing terms;

•	securing required foreign governmental permits and approvals;

•	securing acceptable suppliers;

•	employing and training qualified personnel; and

•	consumer preferences and local market conditions.

For example, in fiscal 2007, site permitting issues delayed restaurant openings in the Middle East and Germany which impacted our net restaurant growth in EMEA/APAC and worldwide. We also experienced a higher than anticipated number of restaurant closures in fiscal 2007 due to the early closure of distressed U.K. restaurants. If we and our franchisees are unable to successfully manage these risks, many of which are beyond our control, we may not be able to achieve our future net growth targets and our business and financial results would be adversely affected.

We expect that most of our international growth will be accomplished through the opening of additional franchise restaurants. However, our franchisees may be unwilling or unable to increase their investment in our system by opening new restaurants, particularly if their existing restaurants are not generating positive financial results. Moreover, opening new franchise restaurants depends, in part, upon the availability of prospective franchisees with the experience and financial resources to be effective operators of Burger King restaurants. In the past, we have approved franchisees that were unsuccessful in implementing their expansion plans, particularly in new markets. There can be no assurance that we will be able to identify franchisees who meet our criteria, or if we identify such franchisees, that they will successfully implement their expansion plans.

Our international operations subject us to additional risks and costs and may cause our profitability to decline.

As of June 30, 2007, our restaurants are operated, directly by us or by franchisees, in 68 foreign countries and U.S. territories (Guam and Puerto Rico, which are considered part of our international business). During fiscal 2006 and 2007, our revenues from international operations were approximately $809 million and $930 million, or 40% and 42% of total revenues, respectively. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closures or sales of company restaurants. Whether we can manage this risk effectively depends mainly on the following:

•	our ability to manage fluctuations in commodity prices, interest and foreign exchange rates and the effects of local governmental initiatives to manage national economic conditions such as consumer spending and inflation rates;

•	our ability to manage changing labor conditions and difficulties in staffing our international operations;

•	the impact on our margins of labor costs given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets;

•	our ability to manage consumer preferences and respond to changes in consumer preferences;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	the effects of any changes to U.S. laws and regulations relating to foreign trade and investments;

•	the effects of local governmental initiatives to manage national economic conditions such as consumer spending or wage and inflation rates;

•	the effects of increases in the taxes we pay and other changes in applicable tax laws;

•	our ability to manage political and economic instability and anti-American sentiment;

•	the risks of operating in markets such as Brazil and China, in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	whether we can develop effective initiatives in the U.K. and other underperforming markets that may be experiencing challenges such as low consumer confidence levels, slow economic growth or a highly competitive operating environment;

•	the nature and timing of decisions about underperforming markets or assets, including decisions that result in significant impairment charges that reduce our earnings; and

•	our ability to identify and secure appropriate real estate sites and to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility.

These factors may increase in importance as we expect to open new company and franchise restaurants in international markets as part of our growth strategy.

Approximately 90% of our restaurants are franchised and this restaurant ownership mix presents a number of disadvantages and risks.

Approximately 90% of our restaurants are franchised and we do not expect the percentage of franchise restaurants to change significantly as we implement our growth strategy. Although we believe that this restaurant ownership mix is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees, it also presents a number of drawbacks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, we are dependent on franchisees to open new restaurants as part of our growth strategy. Franchisees may not have access to the financial resources they need in order to open new restaurants due to the unavailability of credit or other factors beyond their control. Any significant inability to obtain necessary financing on acceptable terms, or at all, could slow our planned growth.

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

The cost of the food and paper products we use depends on a variety of factors, many of which are beyond our control. The cost of food and paper products typically represents approximately 30% of our company restaurant revenues. Fluctuations in weather, supply and demand and economic conditions could adversely affect the cost, availability and quality of some of our critical products and raw ingredients, including beef, chicken, cheese and cooking oils. Our inability to obtain requisite quantities of high-quality ingredients would adversely affect our ability to provide the menu items that are central to our business, and the highly competitive nature of our industry may limit our ability to pass increased costs on to our guests.

We purchase large quantities of beef in the United States, which represents approximately 20% of our food costs. The market for beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle feed), industry demand, international commodity markets and other factors. Demand for corn for use in ethanol, the primary alternative fuel in the United States, has significantly reduced the supply of corn for cattle feed and has resulted in higher beef prices. If the price of beef or other food products that we use in our restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease.

Increases in energy costs for our company restaurants, principally electricity for lighting restaurants and natural gas for our broilers, could adversely affect our operating margins and our financial results if we choose not to pass, or cannot pass, these increased costs to our guests. In addition, our distributors purchase gasoline needed to transport food and other supplies to us. Any significant increases in energy costs could result in the imposition of fuel surcharges by our distributors that could adversely affect our operating margins and financial results if we chose not to pass, or cannot pass, these increased costs to our guests.

We rely on distributors of food, beverages and other products that are necessary for our and our franchisees’ operations. If these distributors fail to provide the necessary products in a timely fashion, our business would face supply shortages and our results of operations might be adversely affected.

We and our franchisees are dependent on frequent deliveries of perishable food products that meet our specifications. Four distributors service approximately 85% of our U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business. Moreover, in many of our international markets, including the U.K., we have a sole distributor that delivers products to all of our restaurants. Our distributors operate in a competitive and low-margin business environment and, as a result, they often extend favorable credit terms to our franchisees. If certain of our franchisees experience financial distress and do not pay distributors for products bought from them, those distributors’ operations would likely be adversely affected which could jeopardize their ability to continue to supply us and our other franchisees with needed products. Finally, unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, terrorist attacks or other conditions could result in shortages or interruptions in the supply of perishable food products. As a result of the financial distress of our franchisees or otherwise, we may need to take steps to ensure the continued supply of products to restaurants in the affected markets, which could result in increased costs to distribute needed products. A disruption in our supply and distribution network could have a severe impact on our and our franchisees’ ability to continue to offer menu items to our guests and could adversely affect our and our franchisees’ business, results of operations and financial condition.

Our business is affected by changes in consumer preferences and consumer discretionary spending.

The restaurant industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid our products in favor of alternative food options, our business could suffer. In addition, negative publicity about our products could materially harm our business, results of operations and financial condition. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on the growing consumer preference for food products that are and/or are perceived to be healthful, nutritious, low in calories and low in fat content. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions, consumer confidence and the availability of discretionary income. Changes in economic conditions affecting our guests could reduce traffic in some or all of our restaurants or limit our ability to raise prices, either of which could have a material adverse effect on our financial condition and results of operations. Accordingly, we may experience declines in sales during economic downturns, periods of prolonged elevated energy prices or due to severe weather conditions, health epidemics or pandemics, terrorist attacks or the prospect of such events (such as the potential spread of avian flu). Any material decline in the amount of discretionary spending either in the United States or, as we continue to expand internationally, in other countries in which we operate, could have a material adverse effect on our business, results of operations and financial condition.

Our operating results depend on the effectiveness of our marketing and advertising programs and franchisee support of these programs.

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful, our results of operations could be materially adversely affected. Moreover, because franchisees and company restaurants contribute to our advertising fund based on a percentage of their gross sales, our advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs.

The support of our franchisees is critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. In the United States, we poll our franchisees before introducing any nationally- or locally-advertised price or discount promotion to gauge the level of support for the campaign. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives would adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Our operating results are closely tied to the success of our franchisees. Over the last several years, many franchisees in the United States, Canada and the U.K. have experienced severe financial distress, and our franchisees may experience financial distress in the future.

We receive revenues in the form of royalties and fees from our franchisees. As a result, our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial viability. However, our franchisees are independent operators, and their decision to incur indebtedness is generally outside of our control and could result in financial distress in the future due to over-leverage. In December 2002, over one-third of our franchisees in the United States and Canada were facing financial distress primarily due to over-leverage. Many of these franchisees became over-leveraged because they took advantage of the lending environment in the late 1990s to incur additional indebtedness without having to offer significant collateral. Others became over-leveraged because they financed the acquisition of restaurants from other franchisees at premium prices on the assumption that sales would continue to grow. When sales began to decline, many of these franchisees were unable to service their indebtedness. This distress affected our results of operations as the franchisees did not pay, or delayed, or reduced payments of, royalties, national advertising fund contributions and rents for properties we leased to them.

In response to this situation, we established the Franchisee Financial Restructuring Program, or FFRP program, in February 2003 to address our franchisees’ financial problems in the United States and Canada. At the FFRP program’s peak in August 2003, over 2,540 restaurants were in the FFRP program. From December 2002 through June 30, 2006, we wrote-off approximately $106 million in the United States in uncollectible accounts receivable (principally royalties, advertising fund contributions and rents). As of December 31, 2006, the FFRP program in the United States and Canada was completed. However, there will always be a percentage of franchisees in our system in financial distress and we will continue to provide assistance to these franchisees as needed. As of June 30, 2007, we have an aggregate remaining potential commitment of up to $26 million to fund certain loans to renovate franchise restaurants, make renovations to certain restaurants that we lease or sublease to franchisees, and to provide rent relief and/or contingent cash flow subsidies to certain franchisees.

In connection with sales of company restaurants to franchisees, we have guaranteed certain lease payments of franchisees arising from leases assigned to the franchisees as part of the sale, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The aggregate contingent obligation arising from these assigned lease guarantees was $112 million as of June 30, 2007, including $71 million in the U.K., expiring over an average period of seven years.

To the extent that our franchisees experience financial distress, due to over-leverage or otherwise, it could negatively affect (1) our operating results as a result of delayed or reduced payments of royalties, national advertising fund contributions and rents for properties we lease to them or claims under our lease guarantees, (2) our future revenue, earnings and cash flow growth and (3) our financial condition. In addition, lenders to our franchisees were adversely affected by franchisees who defaulted on their indebtedness and there can be no assurance that current or prospective franchisees can obtain necessary financing on favorable terms or at all in light of the history of financial distress among franchisees and prevailing market conditions.

Our U.K. business has and may continue to experience declining sales and operating profits that may adversely affect the financial health of our franchisees and us.

We face risks and uncertainties in the U.K. that may impact the financial health of our franchisees and us. As of June 30, 2007, we operated 96 restaurants and our franchisees operated 456 restaurants in the U.K. During fiscal 2007, we closed 13 company restaurants in the U.K., 10 of which closed in the fourth quarter. We are continuing to review our company restaurant portfolio in the U.K. and may decide to close additional company restaurants based on location, restaurant profitability, brand presence and lease term.

Certain of our U.K. franchisees continue to face financial difficulties affecting their ability to meet their obligations to us, including the payment of royalties, advertising contributions and rent payments. For the year ended June 30, 2007, we deferred $3 million in royalty and rent revenues owed to us by distressed franchisees in the U.K. and recorded $2 million of bad debt expense in the U.K. marketing fund. In addition, in connection with the sale of company restaurants to certain U.K. franchisees, we have guaranteed certain lease payments arising from leases assigned to these franchisees as part of the sale. The aggregate contingent obligation arising from these assigned lease guarantees in the U.K. was $71 million as of June 30, 2007. If we are unable to strengthen the operating performance of the U.K. restaurants, we could incur additional write-offs, additional expenses under these assigned lease guarantees and a decrease in our revenues and earnings which could negatively impact our financial condition and our future revenue growth.

In addition, continuing or increasing losses from our company restaurants in the U.K., along with other factors, could have a negative effect on our ability to utilize foreign tax credits to offset our U.S. income taxes and could cause us to establish a valuation allowance at a future date against all or a portion of our foreign tax credit carryforwards.

Since the second quarter of fiscal 2007, we have been taking active measures and implementing marketing and operational initiatives to improve the performance of the U.K. market and to work with our distressed U.K. franchisees and their creditors to attempt to strengthen the franchisees’ financial condition. As part of our marketing initiatives to improve brand recognition and address changing U.K. consumer preferences, during the year ended June 30, 2007, we made an incremental contribution of $7 million to the marketing fund in the U.K. and may continue to incur incremental advertising contributions in the future. To the extent that these additional expenses are significant, they may negatively impact our future expenses and, consequently, our earnings. Furthermore, these marketing and operational initiatives may not be effective, which would have a negative impact on the financial condition of our U.K. business.

There can be no assurance that the franchisees can or will renew their franchise agreements with us.

Our franchise agreements typically have a 20-year term, and our franchisees may not be willing or able to renew their franchise agreements with us. For example, franchisees may decide not to renew due to low sales volumes, high real estate costs, or may be unable to renew due to the failure to secure lease renewals. In order for a franchisee to renew its franchise agreement with us, it typically must pay a $50,000 franchise fee, remodel its restaurant to conform to our current standards and, in many cases, renew its property lease with its landlord. The average cost to remodel a stand-alone restaurant in the United States is approximately $230,000 and franchisees generally require additional capital to undertake the required remodeling and pay the franchise fee, which may not be available to the franchisee on acceptable terms or at all.

Over the past several years, we have experienced lower levels of franchisees in the United States renewing their franchise agreements for a standard additional 20-year term than we have historically experienced. In many cases, however, we agreed to extend the existing franchise agreements to avoid the closure of restaurants by giving franchisees additional time to comply with our renewal requirements. During fiscal 2005, 2006 and 2007, 89, 98 and 73 restaurants with expiring franchise agreements closed in the U.S. or 20%, 24% and 17% of the total number of expiring franchise agreements for such periods, respectively. If a substantial number of our franchisees cannot, or decide not to, renew their franchise agreements with us, then our business, results of operations and financial condition would suffer.

Incidents of food-borne illnesses or food tampering could materially damage our reputation and reduce our restaurant sales.

Our business is susceptible to the risk of food-borne illnesses (such as e-coli, bovine spongiform encephalopathy or “mad cow’s disease”, hepatitis A, trichinosis or salmonella). We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as bovine spongiform encephalopathy, that could give rise to claims or allegations on a retroactive basis. Reports in the media of one or more instances of food-borne illnesses in one of our restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national or international impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant.

In addition, other illnesses, such as foot and mouth disease or avian influenza, could adversely affect the supply of some of our food products and significantly increase our costs. There is currently an outbreak of foot and mouth disease in England, which has prompted a European-wide ban on live animals, fresh meat and milk products from the U.K. Although this disease is extremely rare in humans, the negative publicity about beef and beef products could adversely affect our sales.

Our industry has long been subject to the threat of food tampering by suppliers, employees or guests, such as the addition of foreign objects in the food that we sell. Reports, whether or not true, of injuries caused by food tampering have in the past severely injured the reputations of restaurant chains in the quick service restaurant segment and could affect us in the future as well. Instances of food tampering, even those occurring solely at restaurants of our competitors could, by resulting in negative publicity about the restaurant industry, adversely affect our sales on a local, regional, national or worldwide basis. A decrease in guest traffic as a result of these health concerns or negative publicity could materially harm our business, results of operations and financial condition.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to sustain high service levels, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages which could result in higher labor costs. In addition, increases in the minimum wage or labor regulations could increase our labor costs. For example, the European markets have seen increased minimum wages due to a higher level of regulation and the U.S. Congress has passed a three-step increase to the national minimum wage (from $5.15 to $5.85, $5.85 to $6.55 and 6.55 to $7.25) with the first increase effective July 24, 2007. In addition, many states have adopted, and others are considering adopting, minimum wage statutes that exceed the federal minimum wage. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our and our franchisees’ margins would be negatively affected.

The loss of key management personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

The success of our business to date has been, and our continuing success will be, dependent to a large degree on the continued services of our executive officers, including John Chidsey, our Chief Executive Officer; Russell Klein, our President, Global Marketing, Strategy and Innovation; Ben Wells, our Chief Financial Officer; Jim Hyatt, our Chief Operations Officer; and other key personnel who have extensive experience in the franchising and food industries. If we lose the services of any of these key personnel and fail to manage a smooth transition to new personnel, our business could suffer.

The realignment of our European and Asian businesses may result in increased income tax expense to us if these businesses are less profitable than expected.

Effective July 1, 2006, we realigned the activities associated with managing our European and Asian businesses, including the transfer of rights of existing franchise agreements, the ability to grant future franchise agreements and utilization of our intellectual property assets, in new European and Asian holding companies. Previously, all cash flows relating to intellectual property and franchise rights in those regions returned to the United States and were subsequently transferred back to those regions to fund their growing capital requirements. We believe this realignment more closely aligns the intellectual property with the respective regions, provides funding in the proper region and lowers our effective tax rate. However, if certain of our European and Asian businesses are less profitable than expected, there could be an adverse impact on our overall effective tax rate, which would result in increased income tax expense to us. In connection with this realignment and the transfer of certain intellectual property to our new European and Asian holding companies, we received from a third-party qualified appraiser valuations of the intellectual property assets. If the IRS were to materially disagree with the valuations or certain other assumptions made in connection with this realignment, it could result in additional income tax liability which could negatively affect our results of operations.

Additional tax liabilities could adversely impact our financial results.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Tax authorities regularly audit us as part of their routine practice. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of a tax audit or related litigation could have a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

Our business is subject to fluctuations in foreign currency exchange and interest rates.

Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate company restaurants, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not have company restaurants our franchisees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal 2007, income from operations would have decreased or increased $10 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar.

Fluctuations in interest rates may also affect our business. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of our forecasted interest payments. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt. We do not attempt to hedge all of our debt and, as a result, may incur higher interest costs for portions of our debt which are not hedged.

Leasing and ownership of a significant portfolio of real estate exposes us and our franchisees to potential losses and liabilities and we or our franchisees may not be able to renew leases, control rent increases and control real estate expenses at existing restaurant locations or obtain leases or purchase real estate for new restaurants.

Many of our company restaurants are presently located on leased premises. In addition, our franchisees generally lease their restaurant locations. At the end of the term of the lease, we or our franchisees might be forced to find a new location to lease or close the restaurant. If we are able to negotiate a new lease at the existing location or an extension of the existing lease, the rent may increase significantly. With respect to the land and buildings that are owned by us or our franchisees, the value of these assets could decrease or costs could increase because of changes in the investment climate for real estate, demographic trends, increases in insurance and taxes and liability for environmental conditions. Any of these events could adversely affect our profitability or our franchisees’ profitability. Some leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value. We compete with numerous other retailers and restaurants for sites in the highly competitive market for retail real estate and some landlords and developers may exclusively grant locations to our competitors. As a result, we may not be able to obtain new leases or renew existing ones on acceptable terms, which could adversely affect our sales and brand-building initiatives. In the U.K., we have approximately 44 leases for properties that we sublease to franchisees in which the lease term with our landlords is longer than the sublease. As a result, we may be liable for lease obligations if such franchisees do not renew their subleases or if we cannot find substitute tenants.

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in these locations. If we or our franchisees cannot obtain desirable locations at reasonable prices, our ability to implement our growth strategy will be adversely affected.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand, which represents 36% of the total assets on our balance sheet as of June 30, 2007, and we believe that our brand is very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

We may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

We may experience significant fluctuations in our operating results due to a variety of factors, many of which are outside of our control.

We may experience significant fluctuations in our operating results due to a variety of factors, many of which are outside of our control. Our operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and sales, comparable sales, and average restaurant sales for any future period may decrease. Our results of operations may fluctuate significantly because of a number of factors, including but not limited to, our ability to retain existing guests, attract new guests at a steady rate and maintain guest satisfaction; the announcement or introduction of new or enhanced products by us or our competitors; significant marketing promotions that increase traffic to our stores; the amount and timing of operating costs and capital expenditures relating to expansion of our business; operations and infrastructure; governmental regulation; and the risk factors discussed in this section. Moreover, we may not be able to successfully implement the business strategy described in this Form 10-K and implementing our business strategy may not sustain or improve our results of operations or increase our market share. You should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance.

Our indebtedness under our senior secured credit facility is substantial and could limit our ability to grow our business.

As of June 30, 2007, we had total indebtedness under our senior secured credit facility of $869 million. Our indebtedness could have important consequences to you.

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

In addition, our senior secured credit facility permits us to incur substantial additional indebtedness in the future. As of June 30, 2007, we had $120 million available to us for additional borrowing under our $150 million revolving credit facility portion of our senior secured credit facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.

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

Our senior secured credit facility requires us to maintain specified financial ratios. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those ratios. A breach of any of these restrictive covenants or our inability to comply with the required financial ratios would result in a default under our senior secured credit facility or require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness. If the banks accelerate amounts owing under our senior secured credit facility because of a default and we are unable to pay such amounts, the banks have the right to foreclose on the stock of BKC and certain of its subsidiaries.

We face risks of litigation and pressure tactics, such as strikes, boycotts and negative publicity from restaurant customers, franchisees, suppliers, employees and others, which could divert our financial and management resources and which may negatively impact our financial condition and results of operations.

Class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurant marketing practices have targeted children and encouraged obesity. We have been sued in California under Proposition 65 to force disclosure of warnings that certain of our products, such as french fries, flame-broiled hamburgers and grilled chicken, may expose customers to potentially cancer-causing chemicals. We have also been sued by the Center for Science in the Public Interest over our use of trans fat oils in seven franchise restaurants located in Washington, D.C. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. In addition, we face the risk of lawsuits and negative publicity resulting from illnesses and injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or our playground equipment.

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

Further, we may be subject to employee, franchisee, customer and other claims in the future based on, among other things, mismanagement of the system, unfair or unequal treatment, discrimination, harassment, violations of privacy and consumer credit laws, including, without limitation, the Fair and Accurate Credit Transactions Act or FACTA, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. A purported class action complaint was recently filed against us alleging violations of FACTA, and we have been subject to these other types of claims in the past. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, results of operations and financial condition could be harmed.

Our products are subject to numerous and changing government regulations, and failure to comply with such existing or future government regulations could negatively affect our sales, revenues and earnings.

Our products are subject to numerous and changing government regulations, and failure to comply with such existing or future government regulations could negatively affect our sales, revenues and earnings. In many of our markets, including the United States and Europe, we are subject to increasing regulation regarding our products, which may significantly increase our cost of doing business.

Many recent governmental bodies, particularly those in the United States, the U.K. and Spain, have begun to legislate or regulate high-fat and high-sodium foods as a way of combating concerns about obesity and health. The New York City Board of Health recently adopted an amendment to the New York City Health Code that requires New York City restaurants and other food service establishments to phase out artificial trans fat (which we currently use in our french fries and 23 other products) by July 1, 2008. In addition, the City of Philadelphia recently passed a law that requires restaurants to phase out artificial trans fat by September 1, 2008. A number of other counties and municipalities have adopted a ban on trans fat in restaurant foods, and more than 12 states are considering adopting such laws. In addition, public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity and legislators in the United States have proposed replacing the self-regulatory Children’s Advertising Review Board with formal governmental regulation under the Federal Trade Commission. Further, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. Additional cities or states may propose or adopt similar regulations. The cost of complying with these regulations could increase our expenses and the negative publicity arising from such legislative initiatives could reduce our future sales.

Our food products are also subject to significant complex, and sometimes contradictory, health and safety regulatory risks including:

•	inconsistent standards imposed by state and federal authorities regarding the nutritional content of our products, which can adversely affect the cost of our food, consumer perceptions and increase our exposure to litigation;

•	the impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive consumer perceptions, litigation and regulation in ways that are material to our business;

•	the risks and costs of our nutritional labeling and other disclosure practices, particularly given differences in practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and appropriateness of information obtained from third-party suppliers;

•	the impact and costs of menu labeling legislation, currently adopted in New York City and under consideration in various other jurisdictions, which generally requires restaurant chains to provide certain nutrition information on menus/menu boards such as: (i) number of calories; (ii) fat content, including saturated and trans fats; (iii) number of carbohydrates; and (iv) milligrams of sodium; and

•	the impact of licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards.

Additional U.S. or foreign jurisdictions may propose to adopt similar regulations. The cost of complying with these regulations could increase our expenses. Additionally, menu labeling legislation may cause some of our guests to avoid certain of our products and/or alter the frequency of their visits.

If we fail to comply with existing or future laws and regulations governing our products, we may be subject to governmental or judicial fines or sanctions. In addition, our and our franchisees’ capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

Increasing regulatory complexity surrounding our operations will continue to affect our operations and results of operations in material ways.

Our legal and regulatory environment worldwide exposes us to complex compliance regimes and similar risks that affect our operations and results of operations in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation regarding our operations, which may significantly increase our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory risks regarding our operations we face are the following:

•	the impact of minimum wage, overtime, occupational health and safety, employer mandated healthcare, immigration, privacy and other local and foreign laws and regulations on our business;

•	the impact of new “no match” regulations issued by the Department of Homeland Security regarding how employers must deal with a mismatch between the name and social security number on record with the Social Security Administration and the name and number provided to employers;

•	disruptions in our operations or price volatility in a market that can result from governmental actions, including price controls, currency and repatriation controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	the risks of operating in foreign markets in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations; and

•	the risks associated with information security, and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases.

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

The Americans with Disabilities Act, or ADA, prohibits discrimination on the basis of disability in public accommodations and employment. We have, in the past, been required to make certain modifications to our restaurants pursuant to the ADA. Although our obligations under those requirements are substantially complete, future mandated modifications to our facilities to make different accommodations for disabled persons could result in material unanticipated expense to us and our franchisees.

If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our and our franchisees’ capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of employee and franchisee personal information in the ordinary course of our business subjects us to risks and costs that could harm our business. We collect, use and retain personal information regarding our employees and their families, including social security numbers, banking and tax ID information, and health care information. We also collect and maintain personal information of our franchisees. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of employee or franchisee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of employee or franchisee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A major breach, theft or loss of personal information regarding our employees and their families or our franchisees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

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

Our results can be adversely affected by disruptions or catastrophic events.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes and other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, have an adverse impact on consumer spending and confidence levels or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from distributors.

Our current principal stockholders own the majority of our common stock which allows them significant influence over us, and they could delay, deter or prevent a change in control or other business combination or otherwise cause us to take action with which you disagree.

The private equity funds controlled by the Sponsors beneficially own approximately 58% of our outstanding common stock. In addition, six of our 13 directors are representatives of the private equity funds controlled by the Sponsors. Each Sponsor retains the right to nominate two directors, subject to reduction and elimination as the stock ownership percentage of the private equity funds controlled by the applicable Sponsor declines. As a result, these private equity funds will have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are a “controlled company” within the meaning of the New York Stock Exchange rules, and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

The private equity funds controlled by the Sponsors collectively own more than 50% of the total voting power of our common stock and we are a “controlled company” under the New York Stock Exchange, or NYSE, corporate governance standards. As a controlled company, we utilize certain exemptions under the NYSE standards that free us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•	that a majority of our board of directors consist of independent directors;

•	that we have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of the nominating and governance committee and compensation committee.

While our executive and corporate governance committee and our compensation committee have charters that comply with NYSE requirements, we are not required to maintain those charters. As a result of our use of the “controlled company” exemptions, you will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

The sale of a substantial number of shares of our common stock may cause the market price of shares of our common stock to decline.

Future sales of a substantial number of shares of our common stock, or the perception that such sales might occur, could cause the market price of our common stock to decline. The private equity funds controlled by the Sponsors have approximately 80 million shares, all of which are subject to registration rights.

Provisions in our certificate of incorporation could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect existing stockholders.

Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 preferred shares and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions on those shares, without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares that may be issued in the future. The issuance of preferred shares could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power or economic value of your shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our global headquarters are located in Miami, Florida and consist of approximately 213,000 square feet which we lease. We extended the Miami lease for our global headquarters in May 2007 through September of 2018 with an option to renew for one five-year period. We lease properties for our EMEA headquarters in Zug, Switzerland and our APAC headquarters in Singapore. We also lease properties for our regional offices in the U.K., Germany, Spain and China. We lease an office space of 8,523 square feet in Uxbridge, England under a lease that expires in April 2009. We lease an office space of 46,864 square feet in Munich, Germany under a lease that expires in August 2015. In Madrid, Spain, we lease an office space of 16,210 square feet under a lease that expires in March 2009. In Shanghai, China, we have entered into two leases for office space. These leases both expire in February 2008. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

The following table presents information regarding our restaurant properties as of June 30, 2007:

		Leased
			Building/
			Land &	Total
	Owned (1)	Land	Building	Leases	Total

United States and Canada:
Company restaurants	341	191	365	556	897
Franchisee-operated properties	460	260	193	453	913
Non-operating restaurant locations	23	20	10	30	53
Offices	—	—	7	7	7

Total	824	471	575	1,046	1,870

International:
Company restaurants	20	65	321	386	406
Franchisee-operated properties	4	1	89	90	94
Non-operating restaurant locations	1	—	27	27	28
Offices	—	—	11	11	11

Total	25	66	448	514	539

(1)	Owned refers to properties where we own the land and the building.

Item 3.  Legal Proceedings

Council for Education and Research on Toxics v. McDonald’s Corporation, Burger King Corporation, et al., Case No. BC 280980 (Superior Court of California in Los Angeles County) (filed September 5, 2002); People of the State of California, ex rel Bill Lockyer, Attorney General of the State of California v. Frito-Lay, Inc. et al., Case No. BC338956 (Superior Court of California in Los Angeles County) (filed August 26, 2005). Two lawsuits were filed against us and others alleging that we violated Proposition 65 and the California Unfair Competition Act by failing to warn about the presence of acrylamide, a Proposition 65 regulated chemical, in french fries. We have settled both cases, and the terms of the settlement are not material to us.

Leeman v. Burger King Corporation et al., Case No. 06AS02168 (Superior Court of California in Sacramento County) (filed May 26, 2006). In this lawsuit, the plaintiff alleged that we violated Proposition 65 by failing to warn consumers about the presence of chemicals known as polycyclic aromatic hydrocarbons (commonly known as PAHs) found in flame-broiled meats, including large flamed-broiled burgers such as the Triple Whopper. We have agreed to settle the case on terms that are not material to us. The settlement is subject to court approval.

Cowley v. Burger King Corporation, Case No. 07-21772 (U.S. District Court for the Southern District of Florida). On July 10, 2007, a purported class action lawsuit was filed against us in the United States District Court for the Southern District of Florida. The plaintiff filed an amended complaint on August 3, 2007. The case alleges liability under the Fair and Accurate Credit Transactions Act for failure to truncate credit and debit card account numbers and/or omit the expiration date on customer receipts, and seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice. Similar complaints have recently been filed against many other retailers. The case is in the preliminary stages. Therefore, we are unable to determine the ultimate outcome of the litigation, and any ultimate effect on our business, financial position or cash flows. However, we believe we have strong defenses to this claim, and we intend to vigorously defend against it, including the plaintiff’s efforts to certify a class action.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Item 4.	Submission of Matters to a Vote of Stockholders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “BKC”. Trading of our common stock commenced on May 18, 2006 following the completion of our initial public offering. Prior to that date, no public market existed for our common stock. As of August 31, 2007, there were approximately 194 holders of record of our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange and dividends declared per share of common stock:

	2007			2006
Dollars per Share:	High	Low	Dividend	High	Low	Dividend

First Quarter	$16.64	$12.41	—	—	—	—
Second Quarter	$21.28	$15.46	—	—	—	—
Third Quarter	$22.84	$19.67	$0.0625	—	—	$3.42	*
Fourth Quarter	$27.04	$21.53	$0.0625	$19.45	$15.48	—

*	We paid an aggregate cash dividend of $367 million in February 2006 prior to our initial public offering. See Note 17 to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on this dividend.

Issuer Purchases of Equity Securities

The following table presents information related to the repurchase of our common stock during the three months ended June 30, 2007:

			Total Number of Shares	Maximum Dollar
	Total Number		Purchased as Part of	Amount That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased(1)	Paid per Share	Plans or Programs	the Plans or Programs

April 1-30, 2007	4,180	$22.61	0	N/A
May 1-31, 2007	15,365	$24.70	0	$100,000,000
June 1-30, 2007	8,204	$26.21	0	$100,000,000

Total	27,749	$24.83	0	$100,000,000

(1)	All shares purchased were used to satisfy the Company’s obligation to withhold from restricted stock awards the amount of withholding taxes due in respect of such awards.

On May 31, 2007, our Board of Directors authorized a $100 million share repurchase program pursuant to which we would repurchase shares directly in the open market consistent with our internal trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when we may be prohibited from making direct share repurchases under such policy.

Dividend Policy

We paid a quarterly cash dividend of $0.0625 per share during the third and fourth quarters of fiscal 2007. Although we do not have a dividend policy, we elected to pay a cash dividend in each of these quarters because we generated strong cash flow during the past year.

On February 21, 2006, we paid an aggregate cash dividend of $367 million to holders of record of our common stock on February 9, 2006. At the same time, we paid the compensatory make-whole payment of $33 million to holders of our options and restricted stock unit awards, primarily members of senior management. This compensatory make-whole payment and related taxes was recorded as compensation expense in the third quarter of fiscal 2006.

Our board has declared a cash dividend of $0.0625 for the first quarter of fiscal 2008. The dividend is payable on September 28, 2007 to shareholders of record on September 14, 2007.

The terms of our credit facility limit our ability to pay cash dividends in certain circumstances. In addition, because we are a holding company, our ability to pay cash dividends on shares of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under our credit facility. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of June 30, 2007:

(b)
		Weighted-	(c)
	(a)	Average Exercise	Number of
	Number of	Price of	Securities Remaining Available for
	Securities to be Issued Upon	Outstanding	Future Issuance Under Equity
	Exercise of Outstanding	Options, Warrants	Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	and Rights	Securities Reflected in Column(a)

Equity Compensation Plans Approved by Security Holders:
Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	964,309	$14.05	6,096,664
Burger King Holdings, Inc. Equity Incentive Plan	5,577,809	$9.22	1,960,867
Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	6,542,118	$9.30	8,057,531

Included in the 6,542,118 total number of securities in column (a) above are approximately 1.3 million restricted stock units, performance-based restricted stock awards and deferred stock awards. The weighted average exercise price in column (b) is based only on stock options as restricted stock units, performance-based restricted stock awards and deferred stock awards have no exercise price.

Stock Performance Graph

This graph compares the cumulative total return of the Company’s common stock to the cumulative total return of the S&P 500 Stock Index and the S&P Restaurant Index for the period from May 18, 2006 through June 29, 2007, the last trading day of the Company’s fiscal year. The graph assumes an investment in the Company’s common stock and the indices of $100 at May 18, 2006 and that all dividends were reinvested.

	5/18/2006	6/30/2006	6/29/2007
BKC	$100	$90	$151
S&P 500 Index	100	101	122
S&P Restaurant Index	100	100	122

All amounts rounded to nearest dollar.

Item 6.	Selected Financial Data

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

The following tables present selected consolidated financial and other data for us and our predecessor for each of the periods indicated. The selected historical financial data as of June 30, 2007 and 2006 and for the fiscal years ended June 30, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements and the notes thereto included in this report. The selected historical financial data as of June 30, 2004 and 2003, and for the period December 13, 2002 to June 30, 2003 have been derived from our audited consolidated financial statements and the notes thereto, which are not included in this report.

The selected historical financial data for our predecessor for the period July 1, 2002 to December 12, 2002 has been derived from the audited consolidated financial statements and notes thereto of our predecessor, which are not included in this report. The combined financial data for the combined fiscal year ended June 30, 2003 have been derived from the audited consolidated financial statements and notes thereto of our predecessor and us, but have not been audited on a combined basis, do not comply with generally accepted accounting principles and are not intended to represent what our operating results would have been if the acquisition of BKC had occurred at the beginning of the period. The other operating data for the fiscal years ended June 30, 2007, 2006 and 2005 have been derived from our internal records.

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

							Burger King	Predecessor
					Combined		Holdings, Inc.	For the Period
	Burger King Holdings, Inc.				Twelve Months		For the Period	from July 1,
	For the Fiscal Years Ended				Ended		from December 13,	2002 to
	June 30,				June 30,		2002 to June 30,	December 12,
	2007	2006	2005	2004	2003		2003	2002
	(In millions, except per share data)

Income Statement Data:
Revenues:
Company restaurant revenues	$1,658	$1,516	$1,407	$1,276	$1,174		$648	$526
Franchise revenues	460	420	413	361	368		198	170
Property revenues	116	112	120	117	115		60	55

Total revenues	2,234	2,048	1,940	1,754	1,657		906	751
Company restaurant expenses:
Food, paper and product costs	499	470	437	391	359		197	162
Payroll and employee benefits	492	446	415	382	349		192	157
Occupancy and other operating costs	418	380	343	314	314		168	146

Total company restaurant expenses	1,409	1,296	1,195	1,087	1,022		557	465
Selling, general and administrative expenses(1)	474	488	487	474	472		248	224
Property expenses	61	57	64	58	55		28	27
Fees paid to affiliates(2)	—	39	9	8	6		5	1
Impairment of goodwill(3)	—	—	—	—	875		—	875
Other operating (income) expenses, net(3)	(1)	(2)	34	54	32		(7)	39

Total operating costs and expenses	1,943	1,878	1,789	1,681	2,462		831	1,631
Income (loss) from operations	291	170	151	73	(805)		75	(880)
Interest expense, net	67	72	73	64	81		35	46
Loss on early extinguishment of debt	1	18	—	—	—		—	—

Income (loss) before income taxes	223	80	78	9	(886)		40	(926)
Income tax expense (benefit)	75	53	31	4	(18)		16	(34)

Net income (loss)	$148	$27	$47	$5	$(868)		$24	$(892)

Earnings per share — basic(4)	$1.11	$0.24	$0.44	$0.05		*	$0.23		*
Earnings per share — diluted(4)	$1.08	$0.24	$0.44	$0.05		*	$0.23		*
Weighted average shares outstanding- basic	133.9	110.3	106.5	106.1		*	104.7		*
Weighted average shares outstanding- diluted	136.8	114.7	106.9	106.1		*	104.7		*
Cash dividends per common share(5)	$0.13	$3.42	$—	$—	$—		$—	$—

*	Not meaningful

						Burger King
						Holdings, Inc.	Predecessor
						For the Period	For the Period
	Burger King Holdings, Inc.				Combined Twelve	from December 13,	from July 1,
	For the Fiscal Years Ended				Months Ended	2002 to	2002 to
	June 30,				June 30,	June 30,	December 12,
	2007	2006	2005	2004	2003	2003	2002
	(In millions)

Other Financial Data:
Net cash provided by operating activities	$117	$74	$218	$199	$82	$81	$1
Net cash used for investing activities	(84)	(74)	(5)	(184)	(587)	(485)	(102)
Net cash (used for) provided by financing activities	(127)	(173)	(2)	3	719	607	112
Capital expenditures	87	85	93	81	142	47	95
EBITDA(6)	$380	$258	$225	$136	$(719)	$118	$(837)

	Burger King Holdings, Inc.
	As of June 30,
	2007	2006	2005	2004	2003
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$170	$259	$432	$221	$203
Total assets	2,517	2,552	2,723	2,665	2,458
Total debt and capital lease obligations	943	1,065	1,339	1,294	1,251
Total liabilities	1,801	1,985	2,246	2,241	2,026
Total stockholders’ equity	$716	$567	$477	$424	$432

	Burger King Holdings, Inc.
	For the Fiscal Years Ended June 30,
	2007	2006	2005

Other Operating Data:
Comparable sales growth (7)(8)	3.4%	1.9%	5.6%
Sales growth (7)	4.9%	2.1%	6.1%
Average restaurant sales (in thousands)	$1,193	$1,126	$1,104
Number of company restaurants:
United States and Canada	897	878	844
EMEA/APAC (9)	329	293	283
Latin America (10)	77	69	60

Total company restaurants	1,303	1,240	1,187
Number of franchise restaurants:
United States and Canada	6,591	6,656	6,876
EMEA/APAC (9)	2,563	2,494	2,373
Latin America (10)	826	739	668

Total franchise restaurants	9,980	9,889	9,917

Total restaurants system-wide	11,283	11,129	11,104

	Burger King Holdings, Inc.
	For the Fiscal Years Ended June 30,
	2007	2006	2005

Segment Data:
Operating income (in millions):
United States and Canada	$336	$295	$255
EMEA/APAC (9)	54	62	36
Latin America (10)	35	29	25
Unallocated (11)	(134)	(216)	(165)

Total operating income	$291	$170	$151

Company restaurant revenues (in millions):
United States and Canada	$1,082	$1,032	$923
EMEA/APAC (9)	515	428	435
Latin America (10)	61	56	49

Total company restaurant revenues	$1,658	$1,516	$1,407

Company restaurant margin:
United States and Canada	15.3%	14.1%	14.2%
EMEA/APAC (9)	13.0%	13.9%	15.2%
Latin America (10)	25.9%	26.6%	30.6%
Total company restaurant margin	15.0%	14.5%	15.1%
Franchise revenues (in millions):
United States and Canada	$284	$267	$269
EMEA/APAC (9)	135	119	114
Latin America (10)	41	34	30

Total franchise revenues	$460	$420	$413

Franchise sales (in millions) (12)	$11,574	$10,903	$10,817

(1)	Selling, general and administrative expenses for fiscal 2006 includes compensation expense and taxes related to the compensatory make-whole payment made on February 21, 2006 to holders of options and restricted stock unit awards, primarily members of senior management.

(2)	Fees paid to affiliates consists of management fees we paid to the Sponsors and fees paid by our predecessor to Diageo plc under management agreements. Fees paid to affiliates in fiscal 2006 also include a $30 million fee that we paid to terminate the management agreement with the Sponsors.

(3)	In connection with our acquisition of BKC, our predecessor recorded $35 million of intangible asset impairment charges within other operating (income) expenses, net and goodwill impairment charges of $875 million during the period from July 1, 2002 to December 12, 2002.

(4)	Earnings per share is calculated using whole dollars and shares.

(5)	The cash dividend paid in fiscal 2006, represents a special dividend paid prior to our initial public offering. See Note 17 to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on this dividend.

(6)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. Capital expenditures, which impact depreciation and amortization, interest expense and income tax expense, are reviewed separately by management. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

While EBITDA is not a recognized measure under generally accepted accounting principles (“GAAP”), management uses it to evaluate and forecast our business performance. Further, management believes that EBITDA provides both management and investors with a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of the Company’s financial performance and prospects for the future. Management also believes that EBITDA is a useful measure as it improves comparability of predecessor and successor results of operations, as purchase accounting renders depreciation and amortization non-comparable between predecessor and successor periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability of Results — Purchase Accounting”.

The non-GAAP measurement of EBITDA has certain material limitations, including:

•	it does not include interest expense. Because we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore, any measure that excludes interest expense has material limitations,

•	it does not include depreciation and amortization expenses. Because we use capital assets, depreciation and amortization is a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation and amortization expenses has material limitations, and

•	it does not include provision for taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations.

EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments.

The following table is a reconciliation of our net income to EBITDA:

						Burger King
						Holdings, Inc.	Predecessor
					Combined	For the Period from	For the Period
	Burger King Holdings, Inc.				Twelve	December 13,	from July 1,
	For the Fiscal Years Ended				Months	2002 to	2002 to
	June 30,				Ended June 30,	June 30,	December 12,
	2007	2006	2005	2004	2003	2003	2002
	(In millions)

Net income (loss)	$148	$27	$47	$5	$(868)	$24	$(892)
Interest expense, net	67	72	73	64	81	35	46
Loss on early distinguishment of debt	1	18	—	—	—	—	—
Income tax expense (benefit)	75	53	31	4	(18)	16	(34)

Income (loss) from operations	291	170	151	73	(805)	75	(880)
Depreciation and amortization	89	88	74	63	86	43	43

EBITDA	$380	$258	$225	$136	$(719)	$118	$(837)

This presentation of EBITDA may not be directly comparable to similarly titled measures of other companies, since not all companies use identical calculations.

(7)	Comparable sales growth and sales growth are analyzed on a constant currency basis, which means they are calculated using the same exchange rate over the periods under comparison, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements. Sales growth includes sales at company restaurants and franchise restaurants. Unless otherwise stated, sales, sales growth, comparable sales growth and average restaurant sales are presented on a system-wide basis. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Measures”.

(8)	Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer. Comparable sales growth includes sales at company restaurants and franchise restaurants. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

(9)	Refers to our operations in Europe, the Middle East, Africa, Asia, Australia, New Zealand and Guam.

(10)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(11)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, and supply chain management. Unallocated for fiscal 2006 includes: a $34 million of compensation expense and taxes related to the compensatory make-whole payment made to holders of options and restricted stock unit awards in February 2006; $9 million of quarterly management fees paid to the Sponsors; a $30 million termination fee paid to the Sponsors to terminate the management agreement; $10 million of costs related to the realignment of our European and Asian businesses; and $5 million of executive severance. Unallocated for fiscal 2005 includes: $9 million of quarterly management fees and $17 million of global realignment costs.

(12)	Franchise sales represent sales at franchise restaurants and revenue to our franchisees. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

Burger King Holdings, Inc. and Subsidiaries Restaurant Count Analysis

The following tables present information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

Worldwide

	Company	Franchise	Total

Beginning Balance July 1, 2003	1,061	10,274	11,335
Openings	29	275	304
Closings	(20)	(392)	(412)
Acquisitions, net of refranchisings	17	(17)	—

Ending Balance June 30, 2004	1,087	10,140	11,227

Openings	63	251	314
Closings	(23)	(414)	(437)
Acquisitions, net of refranchisings	60	(60)	—

Ending Balance June 30, 2005	1,187	9,917	11,104

Openings	23	326	349
Closings	(14)	(310)	(324)
Acquisitions, net of refranchisings	44	(44)	—

Ending Balance June 30, 2006	1,240	9,889	11,129

Openings	38	403	441
Closings	(24)	(263)	(287)
Acquisitions, net of refranchisings	49	(49)	—

Ending Balance June 30, 2007	1,303	9,980	11,283

United States & Canada

	Company	Franchise	Total

Beginning Balance July 1, 2003	735	7,529	8,264
Openings	3	43	46
Closings	(16)	(318)	(334)
Acquisitions, net of refranchisings	37	(37)	—

Ending Balance June 30, 2004	759	7,217	7,976

Openings	33	21	54
Closings	(9)	(301)	(310)
Acquisitions, net of refranchisings	61	(61)	—

Ending Balance June 30, 2005	844	6,876	7,720

Openings	4	55	59
Closings	(10)	(235)	(245)
Acquisitions, net of refranchisings	40	(40)	—

Ending Balance June 30, 2006	878	6,656	7,534

Openings	10	82	92
Closings	(9)	(129)	(138)
Acquisitions, net of refranchisings	18	(18)	—

Ending Balance June 30, 2007	897	6,591	7,488

EMEA/APAC

	Company	Franchise	Total

Beginning Balance July 1, 2003	280	2,179	2,459
Openings	21	177	198
Closings	(4)	(68)	(72)
Acquisitions, net of refranchisings	(20)	20	—

Ending Balance June 30, 2004	277	2,308	2,585

Openings	21	165	186
Closings	(14)	(101)	(115)
Acquisitions, net of refranchisings	(1)	1	—

Ending Balance June 30, 2005	283	2,373	2,656

Openings	10	191	201
Closings	(4)	(66)	(70)
Acquisitions, net of refranchisings	4	(4)	—

Ending Balance June 30, 2006	293	2,494	2,787

Openings	20	231	251
Closings	(15)	(131)	(146)
Acquisitions, net of refranchisings	31	(31)	—

Ending Balance June 30, 2007	329	2,563	2,892

Latin America

	Company	Franchise	Total

Beginning Balance July 1, 2003	46	566	612
Openings	5	55	60
Closings	—	(6)	(6)
Acquisitions, net of refranchisings	—	—	—

Ending Balance June 30, 2004	51	615	666

Openings	9	65	74
Closings	—	(12)	(12)
Acquisitions, net of refranchisings	—	—	—

Ending Balance June 30, 2005	60	668	728

Openings	9	80	89
Closings	—	(9)	(9)
Acquisitions, net of refranchisings	—	—	—

Ending Balance June 30, 2006	69	739	808

Openings	8	90	98
Closings	—	(3)	(3)
Acquisitions, net of refranchisings	—	—	—

Ending Balance June 30, 2007	77	826	903

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to fiscal 2007, fiscal 2006 and fiscal 2005 in this section are to the fiscal years ended June 30, 2007, 2006 and 2005, respectively. Unless otherwise stated, sales, sales growth, comparable sales growth and average restaurant sales are presented on a system-wide basis.

Overview

We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. Our system of restaurants includes restaurants owned by the Company and franchisees. We are the second largest FFHR chain in the world as measured by the number of restaurants and sales system-wide. As of June 30, 2007, we owned or franchised a total of 11,283 restaurants in 69 countries and U.S. territories, of which 7,488 were located in the United States and Canada. As of that date, 1,303 restaurants were company-owned and 9,980 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.

Our business operates in three reporting business segments: the United States and Canada; Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and Latin America. The United States and Canada is our largest segment and comprised 65% of total revenues and 69% of income from operations, excluding unallocated corporate general and administrative expenses, in fiscal 2007. EMEA/APAC comprised 30% of total revenues and 19% of income from operations, excluding unallocated corporate general and administrative expenses, and Latin America comprised the remaining 5% of revenues and 12% of income from operations, excluding unallocated corporate general and administrative expenses, in fiscal 2007.

Our Business

Revenues

We generate revenues from three sources:

•	sales at our company restaurants;

•	royalties and franchise fees paid to us by our franchisees; and

•	property income from restaurants that we lease or sublease to franchisees.

Our sales are heavily influenced by brand advertising, menu selection and initiatives to improve restaurant operations. Company restaurant revenues are affected by comparable sales, timing of company restaurant openings and closures, acquisitions by us of franchise restaurants and sales of company restaurants to franchisees, or “refranchisings.” In fiscal 2007, franchise restaurants generated approximately 87% of system-wide sales. Royalties paid by franchisees are based on a percentage of franchise restaurant sales and are recorded as franchise revenues. Franchise fees and franchise renewal fees are recorded as revenues in the year received. In fiscal 2007, company restaurant revenues and franchise revenues represented 74% and 21% of total revenues, respectively. The remaining 5% of total revenues was derived from property income.

We have a higher percentage of franchise restaurants to company restaurants than our major competitors in the FFHR category. We believe that this restaurant ownership mix provides us with a strategic advantage because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a sizable base of company restaurants to demonstrate credibility with our franchisees in launching new initiatives. As a result of the high percentage of franchise restaurants in our system, we have lower capital requirements compared to our major competitors. However, our franchisee-dominated business model also presents a number of drawbacks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership.

Costs and expenses

Company restaurants incur three types of operating expenses:

•	food, paper and other product costs, which represent the costs of the products that we sell to customers in company restaurants;

•	payroll and employee benefits costs, which represent the wages paid to company restaurant managers and staff, as well as the cost of their health insurance, other benefits and training; and

•	occupancy and other operating costs, which represent all other direct costs of operating our company restaurants, including the cost of rent or real estate depreciation (for restaurant properties owned by us), depreciation on equipment, repairs and maintenance, insurance, restaurant supplies and utilities.

As average restaurant sales increase, we can leverage payroll and employee benefits costs and occupancy and other costs, resulting in a direct improvement in restaurant profitability. As a result, we believe our continued focus on increasing average restaurant sales will result in improved profitability to our restaurants system-wide.

Our selling, general and administrative expenses include the costs of field management for company and franchise restaurants, costs of our operational excellence programs (including program staffing, training and Clean & Safe certifications), corporate overhead, including corporate salaries and facilities, advertising and bad debt expenses and amortization of intangible assets. We believe that our current staffing and structure will allow us to expand our business globally without increasing general and administrative expenses significantly.

Property expenses include costs of depreciation and rent on properties we lease and sublease to franchisees, respectively.

Fees paid to affiliates are primarily management fees paid to our Sponsors under a management agreement that we entered into in connection with our acquisition of BKC and terminated upon completion of our initial public offering. Under this agreement, we paid a management fee to the Sponsors equal to 0.5% of our total current year revenues, which amount was limited to 0.5% of the prior year’s total revenues. The management agreement was terminated in the fourth quarter of fiscal 2006. We paid a one time fee of $30 million to the Sponsors in May 2006 to terminate the management agreement.

Items classified as other operating expenses, net include gains and losses on asset and business disposals, impairment charges, settlement losses recorded in connection with acquisitions of franchise operations, gains and losses on foreign currency transactions and other miscellaneous items.

Advertising funds

We promote our brand and products by advertising in all the countries and territories in which we operate. In countries where we have company restaurants, such as the United States, Canada, the U.K. and Germany, we manage an advertising fund for that country by collecting required advertising contributions from company and franchise restaurants and purchasing advertising and other marketing initiatives on behalf of all Burger King restaurants in that country. These advertising contributions are based on a percentage of sales at company and franchise restaurants. We do not record advertising contributions collected from franchisees as revenues, or expenditures of these contributions as expenses. Amounts which are contributed to the advertising funds by company restaurants are recorded as selling expenses. In countries where we manage an advertising fund, we plan the marketing calendar in advance based on expected contributions into the fund for that year. To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are recorded as accrued advertising liability on our consolidated balance sheets. If franchisees fail to make the expected contributions, we may not be able to continue with our marketing plan for that year unless we make additional contributions into the fund. These additional contributions are also recorded as selling expenses. We made additional contributions of $9 million, $1 million and $15 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Fiscal 2007 Highlights and Fiscal 2008 Outlook

Our strategic plan (the “Global Go Forward Plan”) has four guiding principles: Grow Profitably (a market plan); Fund the Future (a financial plan); Fire up the Guest (a product plan); and Working Together (a people plan). Guided by our Global Go Forward Plan and strong executive team leadership, our accomplishments for fiscal 2007 include:

•	14 consecutive quarters of positive worldwide comparable sales growth, our best comparable sales growth in more than a decade, including comparable sales growth of 3.4% for fiscal 2007;

•	13 consecutive quarters of positive comparable sales growth in the United States and Canada, including comparable sales growth of 3.6% for fiscal 2007;

•	all-time high annual revenues of $2.23 billion for fiscal 2007;

•	all-time high worldwide sales of $13.2 billion for fiscal 2007;

•	all-time high average restaurant sales of $1.19 million for fiscal 2007;

•	continued acceleration of worldwide restaurant growth with 441 new openings and net growth of 154 during fiscal 2007;

•	restaurant openings in four new international markets: Japan, Indonesia, Poland and Egypt;

•	successful product promotions such as the Texas Double Whopper and Western Whopper sandwiches, BK Stacker, the Angus Cheesy Bacon sandwich, and BK Chicken Fries;

•	strong movie and promotional tie-ins, such as Spider-Mantm 3, SpongeBob SquarePantstm, Fantastic 4tm, NASCAR, NFL and the X-Box® gaming collection;

•	introduction of the BK Breakfast Value Menu, the first such offering in the FFHR category, and continued improvement in extending hours of operations;

•	all time high guest satisfaction scores, as well as record speed of service and cleanliness scores;

•	reduction in debt of $125 million since July 1, 2006 to $872 million as of June 30, 2007; and

•	payment of two quarterly cash dividends as a public company of $0.0625 per share each.

Our focus continues to be on the following:

•	driving further sales growth and profitability;

•	expanding our large international platform;

•	accelerating our new restaurant development; and

•	employing innovative marketing strategies and expanding product offerings.

Our fiscal 2008 growth targets are:  average annual revenue growth of 6% to 7%; average annual EBITDA growth of 10% to 12%; and net income growth of 12% to 15%.

We intend to achieve our growth targets and strengthen our competitive position through the continued implementation of the following key elements of our business strategy:

•	Drive further sales growth and profitability: We remain focused on achieving our comparable sales, average restaurant sales and profitability potential. An essential component of our success is to grow average restaurant sales through an enhanced guest experience. Our key guest satisfaction and operations metrics were at all-time highs in June 2007 and we intend to focus our efforts on further improving these metrics. In addition, we intend to implement initiatives to reduce the gap between our hours of operation and those of our competitors, which we believe will increase comparable sales and average restaurant sales in U.S. restaurants. We also believe that significant opportunities exist to enhance restaurant profitability by better utilizing our fixed cost base, and continuing to explore ways to reduce variable costs. Specifically, we expect to achieve savings from the recent installation of the new flexible batch broiler in substantially all of our company restaurants in the U.S. and Canada and as we roll out our new labor scheduling system to our U.S. company restaurants during fiscal 2008. These savings should help to offset potential labor and commodity cost increases.

•	Expand our large international platform: We intend to leverage our substantial international infrastructure to expand our franchise network and restaurant base. Internationally we are much smaller than our largest competitor, and, therefore, we believe we have significant growth opportunities. We have developed a detailed global development plan to accelerate worldwide growth over the next five years. We expect to focus our expansion plans on (1) under-penetrated markets where we already have an established presence, such as Germany, Spain and Mexico; (2) markets in which we have a small presence, but which we believe offer significant opportunities for development, such as Brazil, China and Italy; and (3) financially attractive new markets such as Japan and Indonesia, where our new franchisees have recently opened restaurants, and countries in the Middle East, Eastern Europe and the Mediterranean region. We believe that our successful entry into Brazil where in two years we have recruited seven new franchisees and opened 34 restaurants in 14 cities validates the opportunities that exist for us in rapidly developing international markets.

•	Accelerate our new restaurant development: The expansion of our restaurant network and an increase in the number of new restaurants are key ingredients in our growth plan. We expect that most of our new restaurant growth will come from franchisees. Consequently, we believe that providing our franchisees with a development process that is streamlined, financially flexible and capital-efficient will accelerate the pace of restaurant development. As part of this strategy, we developed new, smaller restaurant designs that reduce the level of capital investment required, while also addressing a change in consumer preference from dine-in to drive-thru (62% of U.S. company restaurant sales are currently made in the drive-thru). These smaller restaurant models reduce average building costs by approximately 25% and are anticipated to reduce utility and other operating expenses. We are also actively pursuing co-branding and site sharing programs to reduce initial investment expense and have begun testing a turn-key development assistance program that reduces the time and uncertainty associated with new builds.

•	Employ innovative marketing strategies and expand product offerings: We intend to continue to employ innovative and creative marketing strategies to increase our restaurant traffic and comparable sales. We intend to launch new products to fill gaps in our breakfast, dessert and snack menu, offer more choices to our guests and enhance the price/value proposition of our products with offerings such as the BK Value Menu and the BK Breakfast Value Menu (the first national breakfast value menu in the FFHR category). In addition, we intend to roll-out several new and limited time offer products in fiscal 2008.

Key Business Measures

We track our results of operations and manage our business by using three key business measures: sales growth; comparable sales growth; and average restaurant sales. Unless otherwise stated, sales growth, comparable sales growth and average restaurant sales are presented on a system-wide basis. Sales growth and comparable sales growth are analyzed on a constant currency basis, which means they are calculated using the same exchange rate over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trend, without distortion from the effect of foreign currency movements.

Comparable Sales Growth

Comparable sales growth refers to the change in restaurant sales in one period from a comparable period in the prior year for restaurants that have been open for thirteen months or longer. We believe comparable sales growth is a key indicator of our performance, as influenced by our initiatives and those of our competitors.

	For the
	Fiscal Years Ended
	June 30,
	2007	2006	2005
	(In constant currencies)

Comparable Sales Growth:
United States and Canada	3.6%	2.5%	6.6%
EMEA/APAC	3.0%	0.0%	2.8%
Latin America	3.5%	2.5%	5.5%
Total Worldwide	3.4%	1.9%	5.6%

Our comparable sales growth in fiscal 2007 was driven by our strategic initiatives related to operational excellence, advertising, and our continued focus on our BK Value Menu and the promotion of premium products. These results are driven mostly by our franchise restaurants as approximately 90% of our system-wide restaurants are franchised.

In the United States and Canada, our comparable sales growth performance increased for fiscal 2007 as compared to fiscal 2006, as a result of our provocative advertising, menu enhancements, such as the introduction of new products like the BK Stacker, as well as limited time offers, such as the Angus Cheesy Bacon sandwich, Texas Double Whopper sandwich, and Western Whopper sandwich. Other comparable sales growth drivers included the BK Value Menu, late-night hours and successful movie tie-ins and innovative promotions such as Spider-Mantm 3, SpongeBob SquarePantstm, Fantastic 4tm and the Xbox® game collection.

Comparable sales growth in EMEA/APAC reflects positive sales performance in all major countries in the segment for fiscal 2007. Strong comparable sales in the U.K. were driven by the introduction of fresh, high quality premium products, such as the Aberdeen Angus Burger and 3 Pepper Angus Burger and the Spider-Mantm 3 movie tie-in which featured the Spider-Mantm Dark Whopper sandwich limited time offer. In addition, a strategic investment of $7 million was made to the marketing fund to improve brand recognition and introduce new products through commercials, such as the “Manthem” and the Have It Your Way brand promise.

Latin America demonstrated strong results in comparable sales for fiscal 2007 compared to fiscal 2006 as this segment continues to grow. These strong results were fueled by the introduction of new products, limited time offers, innovative promotions and marketing campaigns, such as the Have It Your Way brand promise.

Our comparable sales growth in fiscal 2006 was driven by new products and marketing and operational initiatives. Comparable sales in the United States and Canada did not increase at the same rate in fiscal 2006 due to the high growth rate in fiscal 2005 to which fiscal 2006 performance is compared. EMEA performance during fiscal 2006 was negatively impacted by weak performance in the U.K., as a result of changes in consumer preferences away from the FFHR category.

Comparable sales growth increased significantly in fiscal 2005, as a result of strategic initiatives introduced in the second half of fiscal 2004. In the United States and Canada, our comparable sales growth performance improved significantly in fiscal 2005, as we made improvements to our menu, advertising and operations. The improved financial health of our franchise system in fiscal 2005 and lower comparable sales in fiscal 2004 also contributed to our exceptionally strong fiscal 2005 comparable sales performance. EMEA comparable sales for fiscal 2005 reflected a slow down in economic conditions, competition in Germany and weak performance in the U.K., as a result of changes in consumer preferences away from the FFHR category.

Average Restaurant Sales

Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and also includes the impact of movement in foreign currency exchange rates.

	For the
	Fiscal Years Ended June 30,
	2007	2006	2005
	(In thousands)

Worldwide Average Restaurant Sales	$1,193	$1,126	$1,104

Our ARS improvement during fiscal 2007 was primarily due to: improved comparable sales; the opening of new restaurants with higher than average sales volumes; and, to a lesser extent, the closure of under-performing restaurants. Our comparable sales were 3.4% for the year ended June 30, 2007, driven primarily by our strategic initiatives related to operational excellence, advertising, menu enhancements, such as our BK Value Menu and BK Stacker, movie tie-ins such as Spider-Mantm 3 and SpongeBob SquarePantstm, and promotional campaigns, such as our innovative Xbox® game collection. We and our franchisees opened 441 new restaurants and closed 287 restaurants during fiscal 2007. As of June 30, 2007, the last 50 free-standing restaurants opened in the United States and that have operated for at least 12 months generated ARS of $1.49 million, which is approximately 26% higher than the current U.S. system average. We believe that continued improvements to the ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our restaurant system.

Average restaurant sales improved in fiscal 2006 primarily from improved comparable sales, the opening of new restaurants with higher than average sales volumes and closure of under-performing restaurants. Our comparable sales increased by 1.9% in fiscal 2006 driven primarily by our strategic initiatives related to operational excellence, advertising and our menu. We and our franchisees opened 349 new restaurants and closed 324 restaurants during fiscal 2006.

Sales Growth

Sales growth refers to the change in sales at all company-owned and franchise restaurants from one period to another. Sales growth is an important indicator of the overall direction and trends of sales and income from operations on a system-wide basis. Sales growth is influenced by restaurant openings and comparable sales as well as the effectiveness of our advertising and marketing initiatives.

		For the
	Fiscal Years Ended June 30,
	2007	2006	2005
	(In constant currencies)

Sales Growth:
United States and Canada	3.0%	0.2%	4.9%
EMEA/APAC	7.9%	5.0%	7.9%
Latin America	13.3%	13.0%	14.5%
Total Worldwide	4.9%	2.1%	6.1%

Sales growth continued on a positive trend during fiscal 2007, as comparable sales and the number of restaurants continued to increase on a system-wide basis. We expect restaurant closures to continue to decline and restaurant openings to accelerate in most regions, with the exception of the U.K. where we continue to work on improving the financial health of certain company and franchise restaurants.

Our sales growth in the United States and Canada during fiscal 2007 reflects positive comparable sales growth and an increase in the amount of revenues earned by new restaurants, offset by a net reduction in restaurant count. We had 7,488 restaurants in the United States and Canada as of June 30, 2007, compared to 7,534 restaurants as of June 30, 2006.

EMEA/APAC demonstrated strong sales growth during fiscal 2007 reflecting openings of new restaurants and positive comparable sales in all the major markets, including the U.K., Germany, Spain, Australia and New Zealand and smaller markets in the Mediterranean and the Middle East. Sales performance improved in the U.K. during the second half of fiscal 2007 as a result of our strategic investments in that country.

Latin America’s sales growth was driven by new restaurant openings and strong comparable sales in fiscal 2007.

The increases in sales growth in fiscal 2006 primarily reflected improved comparable sales in the United States and Canada and Latin America and sales at 349 new restaurants which opened during the year, partially offset by the closure of 324 restaurants during the same period, most of which were under-performing restaurants in the United States.

Sales growth increased slightly in the United States and Canada during fiscal 2006, primarily due to an increase in comparable sales of 2.5%, driven by the implementation of our strategic initiatives related to advertising, our menu and our operational excellence programs, offset by a net closure of 186 restaurants.

EMEA/APAC demonstrated strong sales growth during fiscal 2006 from positive comparable sales in several markets, including Germany, Spain, the Netherlands and smaller markets in the Mediterranean and the Middle East, partially offset by the U.K., where changes in consumer preferences away from the FFHR category adversely affected sales. In addition, we opened 131 restaurants (net of closures) during fiscal 2006.

Latin America’s sales growth was driven by 80 net new restaurant openings and strong comparable sales in fiscal 2006.

Factors affecting comparability of results

Purchase Accounting

The acquisition of BKC was accounted for using the purchase method of accounting, or purchase accounting, in accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Purchase accounting requires a preliminary allocation of the purchase price to the assets acquired and liabilities assumed at their estimated fair market values at the time of our acquisition of BKC in fiscal 2003. In December 2003, we completed our fair market value calculations and finalized the adjustments to these preliminary purchase accounting allocations. As part of finalizing our assessment of fair market values, we reviewed all of our lease agreements worldwide. Some of our lease payments were at below-market lease rates while other lease payments were at above-market lease rates. In cases where we were making below-market lease payments, we recorded an asset reflecting this favorable lease. We amortize this intangible asset over the underlying lease term, which has the effect of increasing our rent expense on a non-cash basis to the market rate. Conversely, in cases where we were making above-market lease payments, we recorded a liability reflecting this unfavorable lease. We amortize this liability over the underlying lease term, which has the effect of decreasing our rent expense on a non-cash basis to the market rate.

During fiscal 2004, fiscal 2005 and fiscal 2006, we recorded a net benefit from favorable and unfavorable lease amortization of $52 million, $29 million and $24 million, respectively. The fiscal 2004 unfavorable and favorable benefit was higher than fiscal 2005 primarily as a result of final adjustments to our purchase price allocation which resulted in a higher benefit of $19 million associated with favorable and unfavorable lease amortization. The favorable and unfavorable lease benefit and other miscellaneous adjustments were partially offset by $18 million of incremental depreciation expense, resulting in a net benefit of $2 million in fiscal 2004, when we finalized our purchase accounting allocations.

In addition to the amortization of these favorable and unfavorable leases, purchase accounting resulted in certain other items that affect the comparability of the results of operations between us and our predecessor (BKC and its subsidiaries for all periods prior to our December 13, 2002 acquisition of BKC), including changes in asset carrying values (and related depreciation and amortization), expenses related to incurring the debt that financed the acquisition that were capitalized and amortized as interest expense, and the recognition of intangible assets (and related amortization).

Termination of Global Headquarters Lease

In May 2007, BKC terminated the lease for its proposed new global headquarters facility, which was to be constructed in Coral Gables, Florida (the “Coral Gables Lease”). We determined that remaining at our current headquarters location would avoid the cost and disruption of moving to a new facility and that the current headquarters facility would continue to meet our needs for a global headquarters more effectively and cost efficiently. The Coral Gables Lease provided for the lease of approximately 225,000 square feet for a term of 15 years at an estimated initial annual rent of approximately $6 million per year, subject to escalations. By terminating the Coral Gables Lease, we will save approximately $24 million in future rent payments between October 2008 and September 2018 and approximately $23 million of tenant improvements and moving costs, which were expected to be paid over an 18-month period. Total costs associated with the termination of the Coral Gables Lease were $7 million, including a termination fee of $5 million paid by BKC to the landlord, which includes a reimbursement of the landlord’s expenses. See Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. These costs are reflected in other operating (income) expense, net in our consolidated statements of income for fiscal 2007.

Historical franchisee financial distress

Subsequent to our acquisition of BKC, we began to experience delinquencies in payments of royalties, advertising fund contributions and rents from certain franchisees in the United States and Canada. In February 2003, we initiated the FFRP program designed to proactively assist franchisees experiencing financial difficulties due to over-leverage and other factors, including weak sales, the impact of competitive discounting on operating margins and poor cost management. Under the FFRP program, we worked with those franchisees with strong operating track records, their lenders and other creditors to attempt to strengthen the franchisees’ financial condition. The FFRP program also resulted in the closure of unviable franchise restaurants and our acquisition of certain under-performing franchise restaurants in order to improve their performance. In addition, we entered into agreements to defer certain royalty payments, which we did not recognize as revenue during the fiscal years in which they were deferred and acquired a limited amount of franchisee debt, often as part of broader agreements to acquire franchise restaurants or real estate. We also contributed funds to cover shortfalls in franchisee advertising contributions. See “Other Commercial Commitments and Off-Balance Sheet Arrangements” for further information about the support we committed to provide in connection with the FFRP program, including an aggregate remaining potential commitment of $26 million as of June 30, 2007, to fund certain loans to renovate franchise restaurants, to make renovations to certain restaurants that we lease or sublease to franchisees, and to provide rent relief and/or contingent cash flow subsidies to certain franchisees.

Franchise system distress had the following impact on our results of operations:

	For the
	Fiscal Years Ended
	June 30,
	2007	2006	2005
	(In millions)

Revenues:
Revenue not recognized (1)	$—	$—	$(3)
Selling, general and administrative expenses:
Bad debt expense (recovery)	(2)	(1)	1
Incremental advertising contributions	—	1	15
Internal and external costs of FFRP program administration	—	—	12

Total effect on selling, general and administrative	(2)	—	28
Other operating expenses (income), net:
Reserves (recoveries) on acquired debt, net	—	(2)	4
Other, net	1	2	4

Total effect on other operating (income) expenses, net	1	—	8

Total effect on income from operations	$(1)	$—	$33

(1)	Fiscal 2005 reflects the collection and recognition of revenue that was not recognized in fiscal 2004.

As a result of the franchisees’ distress, we did not recognize revenues associated with royalties and rent for certain franchise restaurants where collection was uncertain although we retained the legal right pursuant to the applicable franchise agreement to collect these amounts. In accordance with SFAS No. 45, “Accounting for Franchise Revenue”, we recognize the previously unrecognized revenue at the time such amounts are actually collected. As brand advertising is a significant element of our success, we contributed an incremental $15 million to the U.S. and Canada advertising fund for fiscal 2005 to fund the shortfall in franchisee contributions. We also incurred significant internal and external costs to manage the FFRP program in fiscal 2005.

We believe the FFRP program has significantly improved the financial health and performance of our franchisee base in the United States and Canada. Franchise restaurant average restaurant sales in the United States and Canada has improved from $973,000 in fiscal 2003 to $1.17 million in fiscal 2007. Our collection rates, which we define as collections divided by billings on a one-month trailing basis, also improved during this period. Collection rates in the United States and Canada have improved from 91% in fiscal 2004 to 100% during fiscal 2005, fiscal 2006 and fiscal 2007, which reflects the improvement of our franchise system’s financial health. The FFRP program in the United States and Canada was completed as of December 31, 2006.

Our franchisees are independent operators and their decision to incur indebtedness is generally outside of our control. Although franchisees may experience financial distress in the future due to over-leverage, we believe that there are certain factors that may reduce the likelihood of such a recurrence. We have established a compliance program to monitor the financial condition of restaurants that were formerly in the FFRP program. We review our collections on a monthly basis to identify potentially distressed franchisees. Further, we believe that the best way to reduce the likelihood of another wave of franchisee financial distress in our system is for us to focus on driving sales growth and improving restaurant profitability, and that the successful implementation of our business strategy will help us to achieve these objectives.

We believe the investments we have made in the FFRP program will continue to provide a return to us in the form of a reinvigorated franchise system in the United States and Canada.

Our global reorganization and realignment

After our acquisition of BKC, we retained consultants to assist us in the review of the management and efficiency of our business, focusing on our operations, marketing, supply chain and corporate structure. In connection with these reviews, we reorganized our corporate structure to allow us to operate as a global brand, resulting in the elimination of certain corporate and international functions. Also in connection with those reviews, we implemented operational initiatives, which have helped us improve restaurant operations. During fiscal 2006, we continued our global reorganization by regionalizing the activities associated with our European and Asian businesses, including: the transfer of rights of existing franchise agreements; the ability to grant future franchise agreements; and utilization of our intellectual property assets in EMEA/APAC, in new European and Asian holding companies. See “Liquidity and Capital Resources — Realignment of our European and Asian businesses”.

In connection with our global reorganization and related alignment of our European and Asian businesses, and the resulting corporate restructuring, we incurred costs of $4 million, $10 million and $17 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, consisting primarily of consulting and severance-related costs, which included severance payments, outplacement services and relocation costs. The following table presents, for the periods indicated, such costs:

	For the
	Fiscal Years Ended
	June 30,
	2007	2006	2005
	(In millions)

Consulting fees	$4	$10	$2
Severance-related costs of the global reorganization	—	—	15

Total	$4	$10	$17

Results of Operations

The following table presents, for the periods indicated, our results of operations:

	For the Fiscal Years Ended June 30,
	2007	2006		2005
			Increase/		Increase/
	Amount	Amount	(Decrease)	Amount	(Decrease)
	(In millions, except percentages and per share data)

Revenues:
Company restaurant revenues	$1,658	$1,516	9%	$1,407	8%
Franchise revenues	460	420	10%	413	2%
Property revenues	116	112	4%	120	(7)%

Total revenues	2,234	2,048	9%	1,940	6%
Company restaurant expenses	1,409	1,296	9%	1,195	8%
Selling, general and administrative expenses	474	488	(3)%	487	*
Property expenses	61	57	7%	64	(11)%
Fees paid to affiliates	—	39	*	9	333%
Other operating (income) expenses, net	(1)	(2)	(50)%	34	(106)%

Total operating costs and expenses	1,943	1,878	3%	1,789	5%
Income from operations	291	170	71%	151	13%
Interest expense, net	67	72	(7)%	73	(1)%
Loss on early extinguishment of debt	1	18	(94)%	—	*

Income before income taxes	223	80	179%	78	3%
Income tax expense	75	53	42%	31	71%

Net income	$148	$27	448%	$47	(43)%

*	Not meaningful

Fiscal year ended June 30, 2007 compared to fiscal year ended June 30, 2006

Revenues

Company Restaurant Revenues

Total company restaurant revenues increased by 9% to $1.7 billion in fiscal 2007, primarily as a result of the addition of 63 company restaurants (net of closures and refranchisings) during fiscal 2007 and positive worldwide company comparable sales in this segment of 2.1%. Approximately $40 million, or 28%, of the increase in company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.

In the United States and Canada, company restaurant revenues increased by 5% to $1.1 billion in fiscal 2007, primarily as a result of positive company comparable sales in this segment of 2.1% and a net increase of 19 company restaurants during fiscal 2007. Approximately $4 million, or 8%, of the increase in company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates in Canada.

In EMEA/APAC, company restaurant revenues increased by 20% to $515 million in fiscal 2007, primarily as a result of a net increase of 36 company restaurants in this segment during fiscal 2007. The net increase of 36 company restaurants reflects 41 acquisitions in the U.K., and 20 openings offset by 15 closures and 10 refranchisings. Company comparable sales for EMEA/APAC was a positive 2.2% overall in this segment reflecting positive comparable sales in Germany, Spain, The Netherlands and the U.K. The increase in revenues also reflects $37 million, or 9%, due to the favorable impact in the movement of foreign currency exchange rates.

In Latin America, company restaurant revenues increased by 9% to $61 million in fiscal 2007, primarily as a result of the addition of eight company restaurants to this segment during fiscal 2007, and company comparable sales growth of 1.1%. The increase in revenues was offset by an unfavorable $1 million, or 1%, due to the impact in the movement of foreign currency exchange rates.

Franchise Revenues

Total franchise revenues increased by 10% to $460 million in fiscal 2007, driven by positive worldwide franchise comparable sales of 3.6% during that period and by $7 million of favorable impact from the movement of foreign currency exchange rates. The number of franchise restaurants (net of closures and acquisitions of franchise restaurants by us) increased by 91 during fiscal 2007.

In the United States and Canada, franchise revenues increased by 6% to $284 million in fiscal 2007, primarily as a result of positive franchise comparable sales in this segment of 3.8% and higher effective royalty rates partially offset by the elimination of royalties from a net reduction of 65 franchise restaurants during fiscal 2007.

In EMEA/APAC, franchise revenues increased by 13% to $135 million in fiscal 2007, driven by an increase of 69 restaurants (net of closures and acquisitions of franchise restaurants by us) during fiscal 2007; franchise comparable sales in this segment of 3.1%; and the favorable impact from the movement of foreign currency exchange rates of $7 million.

Latin America franchise revenues increased by 21% to $41 million in fiscal 2007, as a result of positive franchise comparable sales in this segment of 3.7% and the addition of 87 franchise restaurants (net of closures) during fiscal 2007.

Property Revenues

Total property revenues increased by 4% to $116 million in fiscal 2007, primarily as a result of higher contingent rent payments driven by our franchise comparable sales growth and the favorable impact of foreign currency exchange rates in Europe, partially offset by a decrease in the number of properties that we lease or sublease to franchisees due to franchise restaurants that were closed or acquired by us during the period. In fiscal 2006, property revenues decreased by 7% to $112 million, as a result of a decrease in the number of properties that we lease or sublease to franchisees due to franchise restaurants that were closed or acquired by us during the period, partially offset by higher contingent rent payments.

In the United States and Canada, property revenues increased to $85 million in fiscal 2007 from $83 million in fiscal 2006. The revenues for both fiscal years in this segment were driven by higher contingent rent payments from increased franchise restaurant sales offset by the decrease in the number of properties that we lease or sublease to franchisees due to franchise restaurants that were closed or acquired by us.

Our EMEA/APAC property revenues increased by $2 million to $31 million, primarily as a result of the favorable impact of foreign currency exchange rates in Europe. In fiscal 2006, property revenues in this segment decreased by $8 million to $29 million primarily as a result of the closure of franchise restaurants in the U.K.

Operating Costs and Expenses

Food, Paper and Product Costs

Total food, paper and product costs increased by 6% to $499 million in fiscal 2007, as a result of a 9% increase in company restaurant revenues and the unfavorable impact of foreign currency exchange rates primarily in EMEA. As a percentage of company restaurant revenues, food, paper and product costs decreased 0.9% to 30.1%, primarily from a decrease in the cost of beef and tomatoes for most of the year and the sale of higher margin products.

In the United States and Canada, food, paper and product costs increased by 3% in fiscal 2007, as a result of a 5% increase in company restaurant revenues in this segment offset by a benefit from lower food costs. Food, paper and product costs as a percentage of company restaurant revenues decreased 0.6% to 30.8%, primarily due to decreases in the cost of beef and tomatoes for most of the year. The cost of beef increased in the fourth quarter of fiscal 2007 placing downward pressures on company restaurant margins in the U.S. and Canada.

In EMEA/APAC, food, paper and product costs increased by 15% in fiscal 2007, primarily as a result of a 20% increase in company restaurant revenues in this segment and from the unfavorable impact of foreign currency exchange rates. Food, paper and product costs as a percentage of company restaurant revenues decreased 1.2% to 27.9% driven by price increases for our products and promotions geared towards higher margin products.

In Latin America, food, paper and product costs increased by 10% in fiscal 2007 as a result of a 9% increase in company restaurant revenues in this segment. As a percentage of revenues, food, paper and product costs remained relatively flat at 36.6% for fiscal 2007 compared to 36.4% for fiscal 2006.

Payroll and Employee Benefits

Payroll and employee benefits costs increased by 10% to $492 million in fiscal 2007. This increase was primarily due to the addition of 63 company restaurants (net of closures) in fiscal 2007, increased wages and health insurance benefit costs, and unfavorable impact of foreign currency exchange rates. As a percentage of company restaurant revenues, payroll and employee benefits costs remained relatively flat at 29.7% in fiscal 2007 compared to 29.4% in fiscal 2006 reflecting the increase from the items above offset by labor efficiencies.

In the United States and Canada, payroll and employee benefits increased by 5%, as a result of a net increase in the number of company restaurants, additional labor hours required for late night hours and the increase in company comparable sales, and inflationary increases in salaries and wages and benefits. Payroll and employee benefits remained relatively flat as a percentage of company restaurant revenues reflecting positive comparable sales and labor efficiencies as an offset to inflationary increases.

In EMEA/APAC, payroll and employee benefits increased by 23% in fiscal 2007, primarily as a result of 36 additional company restaurants (net of closures and refranchisings) in fiscal 2007 and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits as a percentage of company restaurant revenues increased 0.5% to 30.3% primarily due to the acquisition of franchise restaurants in the U.K. generating lower sales.

In Latin America, payroll and employee benefits increased by 9% in fiscal 2007, primarily as a result of the opening of eight new company restaurants during fiscal 2007. Payroll and employee benefits remained relatively flat as a percentage of company restaurant revenues in fiscal 2007 compared to fiscal 2006.

Occupancy and Other Operating Costs

Occupancy and other operating costs increased by 10% to $418 million in fiscal 2007, compared to the prior year. This increase was primarily attributable to escalating rent and utility costs in EMEA, the addition of 63 company restaurants (net of closures and refranchisings) in fiscal 2007 and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs remained relatively flat as a percentage of worldwide company restaurant revenues in fiscal 2007 compared to fiscal 2006.

In the United States and Canada, occupancy and other operating costs increased by 2% in fiscal 2007, compared to fiscal 2006, driven by 19 additional company restaurants (net of closures and refranchisings) in fiscal 2007, and an increase in utility costs to operate during late night hours. These costs decreased as a percentage of company restaurant revenues by 0.8% to 23.5% as a result of a reduction in casualty and hurricane-related losses.

In EMEA/APAC, occupancy and other operating costs increased by 28% in fiscal 2007, compared to the same period in the prior year, primarily due to the addition of 36 company restaurants (net of closures and refranchisings) in fiscal 2007, and unfavorable impact of foreign currency exchange rates. As a percentage of company restaurant revenues, occupancy and other operating costs increased to 28.8%, compared to 27.2% in fiscal 2006. The increase in these costs as a percentage of revenues reflects increases in utilities and rents in all major markets.

In Latin America, occupancy and other operating costs increased by 16%, primarily as a result of an increase of eight company restaurants in fiscal 2007. As a percentage of company restaurant revenues, these costs increased by 0.6% to 25.9% in fiscal 2007 compared to the prior year, primarily as a result of an increase in utilities, property taxes, repairs and maintenance and the cost of information technology including POS systems.

Selling, General and Administrative Expenses

Selling expenses increased by $11 million for the twelve months ended June 30, 2007, compared to the same period in the prior year. This increase includes $9 million of additional sales promotions and advertising expenses generated by higher company restaurant revenues, and $7 million related to incremental contributions made by the Company to the marketing fund in the U.K. and Germany, offset by a $5 million recovery of bad debt. The incremental contribution to the marketing fund in the U.K. was used to improve brand recognition in that market and to introduce new premium products with commercials such as, the “Manthem” and the Have It Your Way brand promise, and promotions for the £1.99 Whopper sandwich and Aberdeen Angus burger. The overall increase in selling expenses for fiscal 2007 of $11 million also includes the unfavorable impact of approximately $3 million from the movement in foreign currency exchange rates.

General and administrative expenses decreased by $25 million to $391 million for fiscal 2007, compared to the same period in the prior year. This decrease was primarily driven by a non-recurring compensation expense and taxes related to the compensatory make-whole payment of $34 million in the prior year, and by a reduction in severance and relocation of $3 million, offset by $4 million in professional fees including $1 million of expenses related to the secondary offering by private equity funds controlled by the Sponsors, $5 million of stock-based compensation, an increase in corporate salary and fringe benefits of $3 million, and an increase in travel and meetings of $4 million. The overall decrease of $25 million also includes the unfavorable impact of approximately $8 million from the movement in foreign currency exchange rates.

Property Expenses

Property expenses increased by $4 million to $61 million in fiscal 2007, as a result of lower amortization of unfavorable leases in the United States and Canada and the unfavorable impact of foreign currency exchange rates in Europe. Property expenses decreased by $7 million to $57 million in fiscal 2006, as a result of a decrease in the number of properties that we lease or sublease to franchisees, primarily due to restaurant closures and the acquisition of franchise restaurants. Additionally, the revenues from properties that we lease or sublease to non-restaurant businesses after restaurant closures is treated as a reduction in property expenses, resulting in decreased property revenues and expenses in fiscal 2006. Property expenses were 37% of property revenues in the United States and Canada in fiscal 2007 compared to 35% in fiscal 2006. Our property expenses in EMEA/APAC approximate our property revenues because most of the EMEA/APAC property operations consist of properties that are subleased to franchisees on a pass-through basis.

Fees Paid to Affiliates

During fiscal 2007, we incurred no fees to affiliates. Fees paid to affiliates were $39 million during fiscal 2006, consisting of $30 million paid to our Sponsors to terminate the management agreement and $9 million from regular recurring monthly management fees.

Other Operating (Income) Expense, Net

Other operating income, net for fiscal 2007 was $1 million, compared to $2 million for the same period in the prior year. The $1 million of other operating income, net for fiscal 2007 includes a net gain of $5 million from the disposal of assets, a gain of $7 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies offset by $7 million in costs associated with the termination of the lease for a new headquarters which we had proposed to build in Coral Gables, Florida, $2 million in litigation reserves, and $3 million in franchise workout costs. The $2 million of other operating income, net for the twelve months ended June 30, 2006 included a gain of $3 million from the disposal of assets including the termination of unfavorable leases in the U.S., Canada, and the U.K., a $2 million gain from the recovery of an investment in franchisee debt, and a $1 million recovery from an investment in New Zealand that has since been dissolved. These gains were offset by $4 million of closed restaurant expenses in the U.K. and the U.S.

Income from Operations

	For the
	Fiscal Years Ended
	June 30,
	2007	2006

Income from Operations:
United States and Canada	$336	$295
EMEA/APAC	54	62
Latin America	35	29
Unallocated	(134)	(216)

Total income from operations	$291	$170

Income from operations increased by $121 million to $291 million in fiscal 2007 compared to the prior year, primarily as a result of a reduction in fees paid to affiliates and decreased selling, general and administrative expenses from the non-recurrence of management fees of $39 million paid to our Sponsors, as well as the compensation expense and taxes of $34 million recorded in fiscal 2006 related to the compensatory make-whole payment. Improvement in restaurant sales driven by strong comparable sales increased franchise revenues and company restaurant revenues and margins. See Note 21 to our audited consolidated financial statements contained in this report for income from operations by segment. The favorable impact that the movement in foreign currency exchange rates had on revenues was offset by the unfavorable impact on operating costs and expenses, resulting in a $1 million favorable overall impact on income from operations.

In the United States and Canada, income from operations increased by $41 million to $336 million during fiscal 2007 compared to the prior year, primarily as a result of an increase in company restaurant margins of $20 million and an increase in franchise revenues of $17 million, driven by lower company restaurant expenses and positive comparable sales for both company and franchise restaurants.

Income from operations in EMEA/APAC decreased by $8 million to $54 million in fiscal 2007 compared to the prior year, driven primarily by an increase of $34 million in selling, general and administrative expenses, offset by an increase in company restaurant margins of $5 million, an increase in franchise revenues of $16 million and an increase in other operating income of $5 million generated by a gain on the sale of a joint venture in New Zealand in fiscal 2007. The increase in selling, general and administrative expenses of $34 million reflects increases in the following: advertising expenses of $11 million; salaries and fringe benefits of $6 million; relocation, severance and training expenses of $5 million; professional fees of $4 million; travel and meeting expenses of $3 million; and bad debt expense of $2 million.

Income from operations in Latin America increased by $6 million to $35 million in fiscal 2007 compared to the prior year, due to an increase in franchise revenues from comparable sales of 3.7% and a net increase of 87 franchise restaurants during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased by $5 million during the twelve months ended June 30, 2007, compared to the same period in the prior year reflecting a decrease in interest expense of $8 million offset by a decrease in interest income of $3 million. The decrease in interest expense is primarily due to a reduction in the amount of borrowings outstanding, which reduced interest expense by $12 million. An increase in rates paid on borrowings increased interest expense by $10 million during the period, offset by the benefit from interest rate swaps of $6 million. The decrease in interest income of $3 million is due to a reduction in the amount of interest earning cash equivalents combined with a reduction in yields.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $1 million in fiscal 2007 compared to $18 million in fiscal 2006. The decrease of $17 million was due to the write off of deferred financing costs recognized in conjunction with the refinancing of our secured debt in July 2005, the incremental $350 million borrowing made in February 2006, and the $350 million prepayment of term debt from the proceeds of our initial public offering.

Income Tax Expense

Income tax expense was $75 million in fiscal 2007. Compared to the prior fiscal year, our effective tax rate decreased approximately 33 percentage points to 33.6%, primarily as a result of tax benefits realized from an operational realignment of our European and Asian businesses, and from the reduction in tax accruals due to the resolution of certain tax audit matters.

See Note 14 to our consolidated financial statements for further information regarding our effective tax rate. See Item 1A “Risk Factors” in Part I of this report for a discussion regarding our ability to utilize foreign tax credits.

Net income

Net income increased by $121 million to $148 million in fiscal 2007 compared to the prior year, primarily as a result of a reduction in fees paid to affiliates and decreased selling, general and administrative expenses from the non-recurrence of management fees of $39 million paid to our Sponsors, as well as the compensation expense and taxes of $34 million recorded in fiscal 2006 related to the compensatory make-whole payment. Improvement in restaurant sales driven by strong comparable sales increased franchise revenues and company restaurant revenues and improved our margins. The increase in net income was also attributed to the net decrease in interest expense of $5 million, decrease in early extinguishment of debt of $17 million, offset by an increase in income tax expense of $22 million.

Fiscal year ended June 30, 2006 compared to fiscal year ended June 30, 2005

Revenues

Company Restaurant Revenues

Company restaurant revenues increased 8% to $1,516 million in fiscal 2006, primarily as a result of nine new restaurant openings (net of closures), the acquisition of 44 franchise restaurants (net of refranchisings), and positive worldwide company comparable sales in the United States and Canada. Partially offsetting these factors were negative company comparable sales in EMEA/ APAC. In fiscal 2005, company restaurant revenues increased 10% to $1,407 million, as a result of strong comparable sales in the United States and Canada and Latin America, where approximately 76% of our company restaurants were located.

In the United States and Canada, company restaurant revenues increased 12% to $1,032 million in fiscal 2006, primarily as a result of positive company comparable sales and the acquisition of 40 franchise restaurants (net of refranchisings), most of which were located in the United States. In fiscal 2005 company restaurant revenues increased 15% to $923 million, primarily as a result of strong company comparable sales generated from the implementation of strategic initiatives related to our menu, advertising and operational excellence programs, as well as the acquisition of 99 franchise restaurants.

In EMEA/APAC, company restaurant revenues decreased 2% to $428 million in fiscal 2006, primarily as a result of negative company comparable sales in the U.K. and Germany, where 77% of our EMEA/APAC company restaurants were located as of June 30, 2006, and the negative impact of foreign currency exchange rates, which were partially offset by strong performance in Spain and the Netherlands. Company restaurant revenues were negatively impacted $19 million by movement in foreign currency exchange rates. However, this negative impact did not have a material impact on income from operations as it was offset by the positive impact to company restaurant expenses and selling, general and administrative expenses. In fiscal 2005, company restaurant revenues increased 1% to $435 million, primarily as a result of new restaurant openings and positive company comparable sales.

In Latin America, company restaurant revenues increased 14% to $56 million in fiscal 2006, as revenues generated by nine new company restaurants, partially offset by negative company comparable sales. In fiscal 2005, company restaurant revenues increased 8% to $49 million, primarily as a result of new restaurant openings and positive company comparable sales.

Franchise Revenues

Franchise revenues increased 2% to $420 million in fiscal 2006. Franchise comparable sales increased in the United States and Canada and Latin America segments and decreased in the EMEA/APAC segment during fiscal 2006. In addition, 326 new franchise restaurants were opened since June 30, 2005, including 277 new international franchise restaurants. Partially offsetting these factors was the elimination of royalties from 360 franchise restaurants that were closed or acquired by us, primarily in the United States and Canada. In fiscal 2005, franchise revenues increased 14% to $413 million, primarily as a result of improved sales at franchise restaurants in all segments.

In the United States and Canada, franchise revenues decreased 1% to $267 million in fiscal 2006, primarily as a result of the elimination of royalties from 278 franchise restaurants that were closed or acquired by us, partially offset by positive franchise comparable sales. In fiscal 2005, franchise revenues increased 15% to $269 million, primarily as a result of the implementation of our menu, marketing and operational excellence initiatives and the improved financial condition of our franchise system. In addition to increased royalties from improved franchise restaurant sales, we recognized $3 million of franchise revenues not previously recognized in United States and Canada in fiscal 2005, compared to $17 million of franchise revenues not recognized in fiscal 2004. Partially offsetting these factors was the elimination of royalties from franchise restaurants that were closed or acquired by us in fiscal 2005.

Our EMEA/APAC franchisees opened 125 new franchise restaurants (net of closures) since June 30, 2005 resulting in a 4% increase in franchise revenues to $119 million in fiscal 2006. In fiscal 2005, our franchisees opened 64 new franchise restaurants (net of closures) in EMEA/APAC which, along with positive franchise comparable sales, resulted in a 13% increase in franchise revenues to $114 million.

Latin America franchise revenues increased 13% to $34 million during fiscal 2006 as a result of 71 new franchise restaurants (net of closures) since June 30, 2005 and positive franchise comparable sales. In fiscal 2005, franchise revenues increased 17% to $30 million, as a result of 53 new franchise restaurants (net of closures) and positive franchise comparable sales.

Property Revenues

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

Our EMEA/APAC property revenues decreased $8 million to $29 million, primarily as a result of the closure of franchise restaurants in the U.K. and the reclassification of property income on certain properties that were leased or subleased to non-restaurant businesses after restaurant closures. The property income on these properties is treated as a reduction in related property expenses rather than revenue. In fiscal 2005, property revenues increased 5% to $37 million.

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

In EMEA/APAC, food, paper and product costs increased 2% to $125 million in fiscal 2006, primarily as a result of increased beef prices in Europe, partially offset by a 2% decrease in company restaurant revenues and favorable foreign currency exchange rates. Food, paper and product costs increased 1.2% to 29.2% of company restaurant revenues, primarily as a result of the increased beef prices in Europe. In fiscal 2005, food, paper and product costs increased 2% to $122 million in EMEA/APAC, primarily as a result of a 1% increase in company restaurant revenues.

In Latin America, food, paper and product costs increased 11% in fiscal 2006, primarily as a result of a 14% increase in company restaurant revenues. In fiscal 2005, food, paper and product costs increased 7% to $18 million, primarily as a result of an 8% increase in company restaurant revenues.

Payroll and Employee Benefits

Payroll and employee benefit costs increased 7% to $446 million in fiscal 2006. Payroll and employee benefit costs decreased 0.1% to 29.4% of company restaurant revenues in fiscal 2006 compared to 29.5% in fiscal 2005. Payroll and employee benefit costs have continued to increase as a result of increases in wages and other costs of labor, particularly health insurance, as well as an increase in the number of company restaurants. Partially offsetting these increased costs was a reduction in the labor required to operate our restaurants, due to our operational excellence programs and operational efficiency programs implemented in Europe. In fiscal 2005, payroll and employee benefit costs increased 9% to $415 million, as a result of increased wages, health insurance and training expenses, as well as the acquisition of franchise restaurants in fiscal 2005. Payroll and employee benefit costs decreased 0.4% to 29.5% of company restaurant revenues in fiscal 2005 as higher costs of wages and health insurance benefit were more than offset by increasing restaurant sales and efficiency gains from our operational excellence programs to reduce the labor required to operate our restaurants.

In the United States and Canada, payroll and employee benefit costs increased 13% to $312 million in fiscal 2006, primarily as a result of the acquisition of 40 franchise restaurants (net of refranchisings) and increased wages and health insurance benefit costs. Payroll and employee benefit costs increased 0.3% to 30.2% of company restaurant revenues. In fiscal 2005, payroll and employee benefit costs increased 12% to $276 million, primarily as a result of the acquisition of franchise restaurants and increased wages and health insurance benefit costs. Payroll and employee benefit costs were 29.9% of company restaurant revenues, compared to 30.8% in fiscal 2004, primarily as a result of leveraging payroll costs from increased sales and efficiency gains resulting from our operational improvement initiatives.

In EMEA/APAC, payroll and employee benefit costs decreased 5% to $127 million in fiscal 2006, primarily as a result of favorable foreign currency exchange rates. Payroll and employee benefit costs decreased 1.1% to 29.7% of company restaurant revenues in EMEA/APAC. In fiscal 2005, payroll and employee benefit costs increased 3% to $134 million, primarily as a result of new company restaurants in Germany and increased wages and benefit costs. Payroll and employee benefit costs were 30.8% of company restaurant revenues in EMEA/ APAC, compared to 30.3% in fiscal 2004.

In Latin America, where labor costs are lower than in the United States and Canada and EMEA/APAC segments, payroll and employee benefit costs increased 17% to $7 million in fiscal 2006, primarily as a result of nine new company restaurant openings since June 30, 2005. Payroll and employee benefit costs increased 0.9% to 12.5% of company restaurant revenues in Latin America. In fiscal 2005, payroll and employee benefit costs increased 12% to $6 million, primarily as a result of new company restaurants. Payroll and employee benefit costs were 11.4% of company restaurant revenues in Latin America in fiscal 2005, compared to 11.0% in fiscal 2004.

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

In EMEA/APAC, occupancy and other operating costs increased to 27.3% of company restaurant revenues in fiscal 2006 compared to 26.1% in fiscal 2005, as a result of decreased restaurant sales, increased utilities in the segment and increased rents in the U.K., partially offset by the closure of certain restaurants with higher than average restaurant rents. In fiscal 2005, occupancy and other operating costs were 26.1% of company restaurant revenues compared to 22.9% in fiscal 2004, primarily as a result of increased rents and utilities in the U.K. and adjustments we recorded in fiscal 2004 when we finalized our purchase accounting allocations.

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

General and administrative expenses included $29 million and $33 million of costs associated with the FFRP program’s administration and severance and consulting fees incurred in connection with our global reorganization in fiscal 2005 and fiscal 2004, respectively. Our fiscal 2005 general and administrative cost increases also included $14 million of incremental incentive compensation as a result of improved restaurant operations and our improved financial performance, as well as $7 million of increased costs associated with operational excellence initiatives. Our remaining general and administrative expense increases in fiscal 2005 were attributable to the acquisition of franchise restaurants and increases in restaurant operations and business development teams, particularly in EMEA/APAC where our general and administrative expenses increased by $18 million in fiscal 2005.

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

Property Expenses

Property expenses decreased by $7 million to $57 million in fiscal 2006, as a result of a decrease in the number of properties that we lease or sublease to franchisees, primarily due to restaurant closures and acquisition of franchise restaurants. Additionally, the revenues from properties that we lease or sublease to non-restaurant businesses after restaurant closures is treated as a reduction in property expenses, resulting in decreased property revenues and expenses in fiscal 2006. Property expenses were 35% of property revenues in the United States and Canada in fiscal 2006 compared to 36% in fiscal 2005. Our property expenses in EMEA/APAC approximate our property revenues because most of the EMEA/APAC property operations consist of properties that are subleased to franchisees on a pass-through basis.

Fees Paid to Affiliates

Fees paid to affiliates increased to $39 million in fiscal 2006, compared to $9 million in fiscal 2005 as a result of the $30 million management agreement termination fee paid to the Sponsors.

Other Operating (Income) Expenses, Net

Other operating income, net, comprised primarily of gains on property disposals and other miscellaneous items, was $2 million in fiscal 2006 compared to other operating expenses, net, of $34 million and $54 million in fiscal 2005 and fiscal 2004, respectively:

Gains and losses on asset disposals are primarily related to exit costs associated with restaurant closures and gains and losses from selling company restaurants to franchisees. In fiscal 2005, the United States and Canada recorded $7 million in net losses on asset disposals compared to $6 million in fiscal 2004. EMEA/APAC recorded $6 million in net losses on asset disposals in fiscal 2005, compared to $8 million in fiscal 2004, including a loss of $3 million recorded in connection with the refranchising of company restaurants in Sweden.

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

Other, net included $5 million of settlement losses recorded in connection with the acquisition of franchise restaurants and $4 million of costs associated with the FFRP program in fiscal 2005 in the United States and Canada. In fiscal 2004, other, net included $3 million of losses from unconsolidated investments in EMEA/APAC and $2 million each of losses from transactions denominated in foreign currencies, property valuation reserves, and re-branding costs related to our operations in Asia.

Income from Operations

	For the
	Fiscal Years Ended
	June 30,
	2006	2005

Income from Operations:
United States and Canada	$295	$255
EMEA/APAC	62	36
Latin America	29	25
Unallocated	(216)	(165)

Total Income from Operations	$170	$151

Income from operations increased by $19 million to $170 million in fiscal 2006, primarily as a result of improved restaurant sales and the improved financial health of our franchise system, partially offset by the effect of the compensatory make-whole payment and the management agreement termination fee. See Note 21 to our audited consolidated financial statements contained in this report for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No 131). In fiscal 2005, our income from operations increased by $78 million to $151 million, primarily as a result of increased revenues and the improved financial health of our franchise system.

In the United States and Canada, income from operations increased by $40 million to $295 million in fiscal 2006, primarily as a result of increased sales and reductions in the negative effect of franchise system distress, which decreased by $33 million. The decrease in the negative effect of franchise system distress was comprised primarily of a $14 million reduction in incremental advertising contributions and a $12 million reduction in costs of FFRP administration, both of which resulted from the improved financial health of our franchise system. In fiscal 2005, income from operations increased by $140 million to $255 million, primarily as a result of increased revenues and a reduction in the negative effect of franchise system distress, which decreased by $72 million. This decrease was comprised primarily of a $25 million increase in franchise and property revenue recognition, a $26 million reduction in incremental advertising contributions and a $15 million reduction in reserves on acquired debt, all of which resulted from the improved financial health of our franchise system.

Income from operations in EMEA/APAC increased by $26 million to $62 million in fiscal 2006, as a result of a $6 million reduction in losses on property disposals, a $16 million decrease in selling, general and administrative expenses, primarily attributable to the effects of our global reorganization and a $5 million increase in franchise revenues, partially offset by a $7 million decrease in margins from company restaurants driven primarily by results in the U.K., due to decreased sales, increased beef prices and occupancy costs, including rents and utilities. In fiscal 2005, income from operations decreased by $59 million to $36 million, as a result of a number of factors, including: (i) a $16 million decrease in margins from company restaurants, as a result of higher operating costs, (ii) a $12 million increase in selling, general and administrative expenses to support growth, (iii) a $6 million increase in expenses related to our global reorganization, (iv) $9 million of lease termination and exit costs, including $8 million in the U.K., and (v) $2 million of litigation settlement costs in Asia.

Income from operations in Latin America increased by $4 million to $29 million in fiscal 2006, primarily as a result of increased revenues. In fiscal 2005, income from operations decreased by $1 million to $25 million, primarily as a result of higher company restaurant expenses.

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

Interest expense, net

Interest expense, net decreased 1% to $72 million in fiscal 2006. Interest expense decreased 1% to $81 million in fiscal 2006, as a result of our debt repayments and lower interest rates attributable to our July 2005 and February 2006 refinancings. Interest income was approximately $9 million in fiscal 2006 and fiscal 2005, as increased interest rates offset a reduction in cash invested. In fiscal 2005, interest expense, net increased 14% to $73 million due to higher interest rates related to term debt and debt payable on our payment-in-kind, or PIK notes to Diageo plc and the private equity funds controlled by the Sponsors incurred in connection with our acquisition of BKC. Interest income was $9 million in fiscal 2005, an increase of $5 million from fiscal 2004, primarily as a result of an increase in cash and cash equivalents due to improved cash provided by operating activities and increased interest rates on investments.

Loss on early extinguishment of debt

In connection with the refinancing of our secured debt in July 2005, the incremental $350 million borrowing in February 2006, and the prepayment of $350 million in term debt from the proceeds of our initial public offering, $18 million of deferred financing fees were recorded as a loss on early extinguishment of debt in fiscal 2006.

Income Tax Expense

Income tax expense increased $22 million to $53 million in fiscal 2006. Compared to fiscal 2005, this is a 26% increase in our effective tax rate to 66%, which is primarily attributable to accruals for tax uncertainties of $15 million and changes in the estimate of tax provisions of $7 million.

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

Quarterly Financial Data

The following table presents unaudited consolidated income statement data for each of the eight fiscal quarters in the period ended June 30, 2007. The operating results for any quarter are not necessarily indicative of the results for any future period. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results.

	For the Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In millions, except per share data)

Company restaurant revenues	$433	$403	$417	$405	$394	$368	$379	$375
Franchise revenues	126	109	112	113	111	100	104	105
Property revenues	31	27	30	28	28	27	29	28

Total revenues	590	539	559	546	533	495	512	508
Company restaurant expenses:
Food, paper and product costs	132	120	125	122	119	114	119	118
Payroll and employee benefits	129	121	123	119	116	111	109	110
Occupancy and other operating costs	108	105	103	102	100	96	93	91

Total company restaurant expenses	369	346	351	343	335	321	321	319
Selling, general and administrative expenses	128	115	119	112	135	146	109	98
Property expenses	16	14	15	16	15	14	14	14
Fees paid to affiliates	—	—	—	—	31	2	3	3
Other operating expenses (income), net	5	2	(1)	(7)	3	(2)	(5)	2

Total operating costs and expenses	518	477	484	464	519	481	442	436
Income from operations	72	62	75	82	14	14	70	72

Interest Expense, net	16	17	17	17	19	19	17	17
Loss on early extinguishment of debt	—	—	—	1	4	1	—	13

Income before income tax	56	45	58	64	(9)	(6)	53	42
Income tax expense	20	11	20	24	1	6	26	20

Net (loss) income	$36	$34	$38	$40	$(10)	$(12)	$27	$22

Earnings per share:
Basic	$0.26	$0.25	$0.28	$0.30	$(0.08)	$(0.11)	$0.25	$0.21
Diluted	$0.26	$0.25	$0.28	$0.30	$(0.08)	$(0.11)	$0.24	$0.20
Segment Data
Operating Income:
United States and Canada	$87	$78	$84	$87	$76	$67	$74	$78
EMEA/APAC	11	10	13	20	11	9	21	21
Latin America	9	8	10	8	7	7	8	7
Unallocated	(35)	(34)	(32)	(33)	(80)	(69)	(33)	(34)

Total Operating Income	$72	$62	$75	$82	$14	$14	$70	$72

Company Restaurant Revenues:
United States and Canada	$281	$260	$270	$271	$271	$254	$254	$253
EMEA/APAC	136	129	131	119	109	100	110	109
Latin America	16	14	16	15	14	14	15	13

Total Company Restaurant Revenues	$433	$403	$417	$405	$394	$368	$379	$375

Company Restaurant Margin:(1)
United States and Canada	15.8%	15.6%	15.3%	14.8%	15.5%	12.6%	14.1%	14.2%
EMEA/APAC	11.6%	9.7%	15.7%	15.2%	12.6%	11.5%	15.9%	15.3%
Latin America	25.9%	23.6%	28.8%	25.3%	25.5%	27.3%	28.8%	24.4%
Company Restaurant Margin	14.8%	14.0%	15.9%	15.3%	15.0%	12.9%	15.2%	14.9%
Franchise Revenues:
United States and Canada	$78	$66	$70	$70	$70	$65	$66	$67
EMEA/APAC	37	33	32	33	32	27	29	30
Latin America	11	10	10	10	9	8	9	8

Total Franchise Revenues(2)	$126	$109	$112	$113	$111	$100	$104	$105

Franchise Sales:
United States and Canada	$2,008	$1,830	$1,914	$1,947	$1,914	$1,795	$1,850	$1,923
EMEA/APAC	817	728	757	773	695	632	680	708
Latin America	208	193	205	194	187	172	179	168

Total Franchise Sales	$3,033	$2,751	$2,876	$2,914	$2,796	$2,599	$2,709	$2,799

(1)	Calculated using dollars expressed in hundreds of thousands.

(2)	Franchise sales represent sales at franchise restaurants and revenue to our franchisees. We do not record franchise restaurant sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

Restaurant sales are affected by the timing and effectiveness of our advertising, new products and promotional programs. Our results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closures and our acquisition of franchise restaurants, as well as variability of the weather. Restaurant sales are typically higher in our fourth and first fiscal quarters, which are the spring and summer months when weather is warmer, than in our second and third fiscal quarters, which are the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year.

New restaurants typically have lower operating margins for three months after opening as a result of start-up expenses. Similarly, many franchise restaurants that we acquire are under-performing and continue to have lower margins before we make operational improvements. The timing of new restaurant openings has not caused a material fluctuation in our quarterly results of operations. However, we acquired 49 franchise restaurants (net of refranchisings) in fiscal 2007, which resulted in increased revenues and operating expenses in fiscal 2007 compared to fiscal 2006.

Quarterly results were impacted by timing of expenses and charges which affect comparability of results. The impact of these items during each quarter for fiscal 2007 and fiscal 2006 was as follows:

	For the Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2007	2007	2006	2006	2006	2006	2005	2005

Selling, general and administrative
Franchise system distress impact(a)	$—	$—	$—	$—	$(1)	$—	$—	$1
Global reorganization and realignment	—	—	—	—	7	2	1	—
Compensatory make-whole payment	—	—	—	—	—	34	—	—
Executive severance	—	—	—	—	5	—	—	—

Total effect on SG&A	—	—	—	—	11	36	1	1
Fees paid to affiliates
Management fee	—	—	—	—	1	2	3	3
Management termination fee	—	—	—	—	30	—	—	—

Total fees paid to affiliates	—	—	—	—	31	2	3	3
Other operating (income) expenses (“OIE”), net
Termination of global headquarters lease	7	—	—	—	—	—	—	—
Franchise system distress impact(b)	—	—	—	—	1	(2)	1	—

Total effect on OIE, net	7	—	—	—	1	(2)	1	—
Total effect on income from operations	7	—	—	—	43	36	5	4

Interest on $350 million loan repaid at IPO	—	—	—	—	3	3	—	—
Loss on early extinguishment of debt	—	—	—	—	4	1	—	13

Total effect on income before income taxes	$7	$—	$—	$—	$50	$40	$5	$17

(a)	Represents bad debt expense (recoveries), incremental advertising contributions and the internal and external costs of FFRP program administration.

(b)	Represents (recoveries) reserves on acquired debt, net and other items included within operating (income) expenses, net.

Comparable sales growth for each of the quarters in the fiscal years ended June 30, 2007 and 2006 was as follows:

	For the Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In constant currencies)

Comparable Sales Growth:
United States and Canada	4.8%	2.6%	4.4%	2.6%	2.0%	4.9%	2.3%	1.1%
EMEA/APAC	4.1%	5.3%	1.7%	1.1%	0.2%	(0.4)%	1.3%	(0.7)%
Latin America	1.5%	2.7%	4.1%	6.1%	5.0%	1.5%	1.6%	1.5%
Total Worldwide	4.4%	3.2%	3.7%	2.4%	1.7%	3.3%	2.0%	0.7%

Liquidity and Capital Resources

Overview

Cash provided by operations was $117 million in fiscal 2007, compared to cash provided by operations of $74 million in fiscal 2006.

During fiscal 2007, we retired $125 million in debt. Our leverage ratio, as defined by our credit agreement, was 2.1x as of June 30, 2007, compared to 2.6x as of June 30, 2006. By lowering our leverage ratio, the interest rate on our Term Loan A of our senior secured credit facility decreased by 50 basis points. During the first quarter of fiscal 2008, we retired an additional $25 million in debt.

During fiscal 2007, we declared and paid two quarterly dividends of $0.0625 per share, resulting in $17 million of cash payments to shareholders of record. During the first quarter of fiscal 2008, we declared a quarterly dividend of $0.0625 that is payable on September 28, 2007 to shareholders of record on September 14, 2007.

We had cash and cash equivalents of $170 million as of June 30, 2007. In addition, as of June 30, 2007, we had a borrowing capacity of $120 million under our $150 million revolving credit facility (net of $30 million in letters of credit issued under the revolving credit facility).

We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, dividends and share repurchases, if any, and debt service payments, in the short-term and for the foreseeable future. If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could incur additional debt or raise funds through the issuance of our equity securities.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $117 million and $74 million in fiscal 2007 and 2006, respectively. The $117 million provided in fiscal 2007 includes net income of $148 million, offset by a usage of cash from a change in working capital of $112 million, including tax payments of $151 million, which were primarily comprised of payments of $82 million made in connection with the operational realignment of our European and Asian businesses and $37 million of quarterly estimated U.S. federal and state tax payments. The $74 million provided in fiscal 2006 includes an interest payment to affiliates of $103 million on PIK notes and a usage of cash from a change in working capital of $29 million.

Investing Activities

Cash used for investing activities was $84 million in fiscal 2007, compared to $74 million in fiscal 2006. The $10 million increase in the amount of cash used in fiscal 2007, compared to the prior fiscal year, was due primarily to an increase in cash used of $13 million for acquisitions of franchise restaurants, investments in third party debt, and payments for property and equipment offset by an increase in proceeds of $4 million from asset disposals and restaurant closures.

Capital expenditures include costs to open new company restaurants, to remodel and maintain restaurant properties to our standards and to develop our corporate infrastructure, particularly in information technology. The following table presents capital expenditures by type of expenditure:

	For the
	Fiscal Years Ended June 30,
	2007	2006	2005
	(In millions)

New restaurants	$23	$25	$26
Real estate purchases	—	6	5
Maintenance capital	47	40	44
Other, including corporate	17	14	18

Total	$87	$85	$93

Maintenance capital typically ranges from $10,000 to $15,000 per restaurant per year, and includes renovations to company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each company restaurant to maintain its appearance in accordance with our standards. Maintenance capital also includes investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward improvements completed by franchisees. Other capital expenditures include investments in information technology systems, as well as investments in technologies for deployment in restaurants, such as point-of-sale software.

We expect capital expenditures of approximately $120 to $150 million in fiscal 2008 to develop new restaurants and remodel and rebuild existing restaurants and for maintenance capital, acquisitions, new equipment initiatives, IT initiatives and other corporate expenditures.

Financing Activities

Financing activities used cash of $127 million in fiscal 2007 and $173 million in fiscal 2006. Uses of cash in financing activities in fiscal 2007 primarily consisted of repayments of debt and capital leases of $131 million, two quarterly cash dividend payments totaling $17 million and the purchase of treasury stock of $2 million, offset by $14 million in tax benefits from stock-based compensation, $8 million from proceeds of stock-option exercises and $1 million of proceeds from a foreign credit facility. Uses of cash in financing activities in fiscal 2006 included the repayment of $2.3 billion in long-term debt and capital leases, payment of a $367 million cash dividend and payment of financing costs of $19 million, offset by $2.1 billion of proceeds received from the refinancing of our credit facility.

Contractual Obligations and Commitments

The following table presents information relating to our contractual obligations as of June 30, 2007:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Capital lease obligations	$140	$14	$27	$25	$74
Operating lease obligations	1,423	160	284	242	737
Long-term debt, including current portion and interest(1)	1,137	60	191	886	—
Purchase commitments(2)	97	58	28	11	—

Total	$2,797	$292	$530	$1,164	$811

(1)	We have estimated our interest payments based on (i) projected LIBOR rates, (ii) the portion of our debt we converted to fixed rates through interest rate swaps and (iii) the amortization schedule of the debt.

(2)	Includes commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology and service agreements.

As of June 30, 2007, we leased 1,087 properties to franchisees and other third parties. As of June 30, 2007, we also leased land, buildings, office space and warehousing under operating leases, and leased or subleased land and buildings that we own or lease, respectively, to franchisees under operating leases. In addition to the minimum obligations included in the table above, contingent rentals may be payable under certain leases on the basis of a percentage of sales in excess of stipulated amounts. See Note 16 to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our leasing arrangements.

As of June 30, 2007, the projected benefit obligation of our U.S. and international defined benefit pension plans exceeded pension assets by $47 million and the projected benefit obligation of our U.S. medical plan exceeded plan assets by $22 million. We use the Moody’s long-term corporate bond yield indices for Aa bonds (“Moody’s Aa rate”), plus an additional 25 basis points to reflect the longer duration of our plans, as the discount rate used in the calculation of the projected benefit obligation as of the measurement date. We made contributions totaling $4 million into our pension plans and estimated benefit payments of $6 million out of these plans during fiscal 2007. Estimates of reasonably likely future pension contributions are dependent on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements.

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

Other Commercial Commitments and Off-Balance Sheet Arrangements

Franchisee Restructuring Program

In connection with the FFRP program, which was completed as of December 31, 2006, we have made potential commitments to fund loans to certain franchisees for the purpose of: remodeling restaurants; remodeling certain properties we lease or sublease to franchisees; providing temporary rent reductions to certain franchisees; and funding shortfalls in certain franchisee cash flow beyond specified levels (to annual and aggregate maximums). As of June 30, 2007, our remaining commitments under the FFRP program totaled $26 million, which we may incur. These arrangements expire over the next 17 years.

Guarantees

We guarantee certain lease payments of franchisees arising from leases assigned in connection with sales of company restaurants to franchisees, by remaining secondarily liable under the assigned leases of varying terms, for base and contingent rents. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, we have typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees was $112 million as of June 30, 2007, expiring over an average period of seven years.

Other commitments arising out of normal business operations were $14 million and $10 million as of June 30, 2007 and 2006, respectively. These commitments consist primarily of guarantees covering foreign franchisees’ obligations to suppliers and acquisition-related guarantees.

Letters of Credit

As of June 30, 2007, we had $30 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various insurance programs such as health and commercial liability insurance. As of June 30, 2007, none of these irrevocable standby letters of credit had been drawn upon. As of June 30, 2007, we had posted bonds totaling $2 million, which related to certain utility deposits.

Vendor Relationships

In fiscal 2000, we entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2007, we estimate that it will take approximately 15 years to complete the Coca-Cola and Dr Pepper purchase commitments, respectively. In the event of early termination of these arrangements, we may be required to make termination payments that could be material to our results of operations and financial position. Additionally, in connection with these contracts, we have received upfront fees, which are being amortized over the term of the contracts. As of June 30, 2007 and 2006, the deferred amounts totaled $21 million and $23 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of operations.

Other

We have insurance programs with deductibles ranging between $500,000 to $1 million to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property. We are self-insured for healthcare claims for eligible participating employees. We determine our liability for claims based on actuarial analysis. As of June 30, 2007, we had a balance of $37 million in accrued liabilities to cover such claims.

We have claims for certain years that are insured by a third party carrier, which was insolvent as of June 30, 2007. During the first quarter of fiscal 2007, we entered into a novation agreement whereby the insolvent carrier was replaced by another third party carrier which has taken over the administration of pending and potential claims for these years.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in fiscal 2007, fiscal 2006 or fiscal 2005. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Business combinations and intangible assets

The December 2002 acquisition of our predecessor required the application of the purchase method of accounting in accordance with SFAS No. 141. The purchase method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation.

In the event that actual results vary from any of the estimates or assumptions used in any valuation or allocation process under SFAS No. 141, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.

Long-lived assets

Long-lived assets (including definite-lived intangible assets) are reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Assets are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States, Canada, the U.K. and Germany. The operating market asset groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. Similarly, operating markets within the other foreign countries with larger asset concentrations (the U.K. and Germany) are made up of geographic regions within those countries (three in the U.K. and four in Germany). These operating market definitions are based upon the following primary factors:

•	management views profitability of the restaurants within the operating markets as a whole, based on cash flows generated by a portfolio of restaurants, rather than by individual restaurants and area managers receive incentives on this basis; and

•	management does not evaluate individual restaurants to build, acquire or close independent of any analysis of other restaurants in these operating markets.

In countries in which we have a smaller number of restaurants (The Netherlands, Spain, Mexico and China), most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, we have defined operating markets as the entire country in the case of The Netherlands, Spain, Mexico and China.

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating future cash flows, including the projection of comparable sales, restaurant operating expenses, and capital requirements for property and equipment. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Impairment of indefinite-lived intangible assets

Indefinite-lived intangible assets consist of values assigned to brands which we own and goodwill recorded upon acquisitions. The most significant indefinite-lived intangible asset we have is our brand asset with a carrying book value of $906 million as of June 30, 2007. We test our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicates impairment might exist. Our impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the asset with its carrying amount in each segment, as defined by SFAS No. 131, which are the United States and Canada, EMEA/APAC, and Latin America. When assessing the recoverability of these assets, we make assumptions regarding estimated future cash flow similar to those when testing long-lived assets, as described above. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

Reserves for uncollectible accounts and revenue recognition

We collect royalties, advertising fund contributions and, in the case of approximately 11% of our franchise restaurants, rents, from franchisees. We recognize revenue that is estimated to be reasonably assured of collection, and also record reserves for estimated uncollectible revenues and advertising contributions, based on monthly reviews of franchisee accounts, average sales trends, and overall economic conditions. In the event that franchise restaurant sales decline, or the financial health of franchisees otherwise deteriorate, we may be required to increase our reserves for uncollectible accounts and/or defer or not recognize revenues, the collection of which we deem to be less than reasonably assured.

Accounting for income taxes

We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry-forwards. When considered necessary, we record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.

We use an estimate of the annual effective tax rate at each interim period based on the facts and circumstances available at this time, while the actual effective tax rate is calculated at fiscal year-end.

Insurance reserves

We carry insurance to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and we are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1 million) and self insurance, we retain a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR).

Our accounting policies regarding these insurance programs include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns and claim reserve, management and settlement practices. Since there are many estimates and assumptions involved in recording insurance reserves, differences between actual future events and prior estimates and assumptions could result in adjustments to these reserves.

Stock-based compensation

Stock based compensation expense for non-qualified stock options (NQO’s) is estimated on the grant date using a Black-Scholes option pricing model. Our specific weighted- average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 4 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Additionally, under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

In connection with the adoption of SFAS No. 123R, we have determined the expected term using the simplified method for “plain vanilla” options as discussed in Section D, Certain Assumptions Used in Valuation Methods, of SEC Staff Accounting Bulletin No. 107. Based on the results of applying the simplified method, we have determined that 6.25 years is an appropriate expected term for awards with four-year ratable vesting and 6.50 years for awards with five-year ratable vesting.

We became a public company under SFAS No. 123R on February 16, 2006 when we filed our Registration Statement on Form S-1 with the SEC (see Note 3 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K). Prior to this date, we applied the minimum value method, as permitted under SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to calculate the grant date fair value of our NQO’s using the Black-Scholes option pricing model for pro forma stock based compensation disclosure. Under the minimum value method, zero volatility was assumed in the price of our common stock. Subsequent to February 16, 2006, in accordance with SFAS No. 123R, we have used a volatility assumption in the option pricing model to calculate the grant date fair value of NQO’s granted since that date. However, as a newly public company, we have limited historical data on the price of our publicly traded common stock and other financial instruments. Therefore, as permitted under SFAS No. 123R, we have elected to base our estimate of the expected volatility of our common stock on the historical volatility of a group of our peers whose share prices are publicly available. Based on this peer group, the weighted average volatility used in the determination of the fair value of our NQO’s for fiscal 2007 was 33%.

New Accounting Pronouncements Issued But Not Yet Adopted

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is the measurement of any tax positions that meet the more- likely-than-not recognition threshold to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us was July 1, 2007. We are currently evaluating the impact that FIN 48 may have on our statements of operations and statement of financial position. Thus far, our evaluation does not reflect any material adjustments.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FASB No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. FASB No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, which for us will be our 2009 fiscal year. We are currently evaluating the impact that FASB No. 157 may have on our statements of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB No. 159”), which allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FASB No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. FASB No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us will be our fiscal year beginning July 1, 2008. We do not expect the impact that FASB No. 159 may have on our statements of operations and financial position to be material.

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

Foreign Currency Exchange Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate company restaurants, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many foreign countries where we do not have company restaurants our franchisees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted from fluctuations in exchange rates. In fiscal 2007, income from operations would have decreased or increased $10 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar.

We use foreign exchange forward contracts as economic hedges to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of intercompany loans denominated in foreign currencies. Changes in the fair value of the forward contracts attributable to changes in the current spot rates between the U.S. Dollar and the foreign currencies are offset by the remeasurement of the interecompany loans, resulting in an insignificant impact to the Company’s net income. The portion of the fair value of the forward contracts attributable to the spot-forward difference (the difference between the spot exchange rate and the forward exchange rate) is recognized in earnings as a gain or loss on foreign exchange (See Note 12 to the Consolidated Financial Statements). The contracts outstanding as of June 30, 2007 mature at various dates through September 2007 and we intend to continue to renew these contracts to hedge our foreign exchange impact.

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of interest rate swaps. These swaps are entered into with financial institutions and have reset dates and key terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt.

As of June 30, 2007, we had interest rate swaps with a notional value of $440 million that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $872 million would result in an increase or decrease in interest expense of approximately $4 million in a given year, as we have hedged $440 million of our debt.

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

The estimated change in company restaurant food, paper and product costs from a hypothetical 10% change in average beef prices would have been approximately $9 million for fiscal 2007. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

Item 8.	Financial Statements and Supplementary Data

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management’s estimates and assumptions. Other financial information presented is consistent with the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Burger King Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Burger King Holdings, Inc. and subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Holdings, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2 and 3 to the consolidated financial statements, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R (revised 2004), Share-Based Payment.

As discussed in notes 2 and 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” as of June 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Miami, Florida
September 7, 2007
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Burger King Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Burger King Holdings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007, and our report dated September 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Miami, Florida
September 7, 2007
Certified Public Accountants

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of June 30,
	2007	2006
	(In millions, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$170	$259
Trade and notes receivable, net	125	109
Prepaids and other current assets, net	66	40
Deferred income taxes, net	43	45

Total current assets	404	453
Property and equipment, net	879	886
Intangible assets, net	986	975
Goodwill	23	20
Net investment in property leased to franchisees	142	148
Other assets, net	83	70

Total assets	$2,517	$2,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$106	$100
Accrued advertising	64	49
Other accrued liabilities	259	338
Current portion of long term debt and capital leases	5	5

Total current liabilities	434	492
Term debt, net of current portion	871	997
Capital leases, net of current portion	67	63
Other deferrals and liabilities	334	349
Deferred income taxes, net	95	84

Total liabilities	1,801	1,985

Commitments and Contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 135,217,470 and 133,058,640 shares issued and outstanding at June 30, 2007 and June 30, 2006, respectively	1	1
Restricted stock units	3	5
Additional paid-in capital	574	545
Retained earnings	134	3
Accumulated other comprehensive income	8	15
Treasury stock, at cost; 673,430 and 590,841 shares at June 30, 2007 and June 30, 2006, respectively	(4)	(2)

Total stockholders’ equity	716	567

Total liabilities and stockholders’ equity	$2,517	$2,552

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended June 30,
	2007	2006	2005
	(In millions, except
	per share data)

Revenues:
Company restaurant revenues	$1,658	$1,516	$1,407
Franchise revenues	460	420	413
Property revenues	116	112	120

Total revenues	2,234	2,048	1,940
Company restaurant expenses:
Food, paper and product costs	499	470	437
Payroll and employee benefits	492	446	415
Occupancy and other operating costs	418	380	343

Total company restaurant expenses	1,409	1,296	1,195
Selling, general and administrative expenses	474	488	487
Property expenses	61	57	64
Fees paid to affiliates	—	39	9
Other operating (income) expenses, net	(1)	(2)	34

Total operating costs and expenses	1,943	1,878	1,789

Income from operations	291	170	151

Interest expense	73	81	82
Interest income	(6)	(9)	(9)

Total interest expense, net	67	72	73
Loss on early extinguishment of debt	1	18	—

Income before income taxes	223	80	78
Income tax expense	75	53	31

Net income	$148	$27	$47

Earnings per share:
Basic	$1.11	$0.24	$0.44
Diluted	$1.08	$0.24	$0.44
Weighted average shares outstanding:
Basic	133.9	110.3	106.5
Diluted	136.8	114.7	106.9

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

		Issued
	Issued	Common	Restricted	Additional		Accumulated Other
	Common	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury
	Stock Shares	Amount	Units	Capital	Earnings	Income (Loss)	Stock	Total
	(In millions, except per share information)

Balances at June 30, 2004	107	$1	$—	$403	$29	$(9)	$—	$424
Issuance of common stock including option exercises	—	—	—	3	—	—	—	3
Treasury stock purchases	—	—	—	—	—	—	(2)	(2)
Issuance of restricted stock units	—	—	2	—	—	—	—	2
Comprehensive income:
Net income	—	—	—	—	47	—	—	47
Foreign currency translation adjustment	—	—	—	—	—	6	—	6
Minimum pension liability adjustment, net of tax of $2	—	—	—	—	—	(3)	—	(3)

Comprehensive income	—							50

Balances at June 30, 2005	107	$1	$2	$406	$76	$(6)	$(2)	$477
Issuance of common stock including option exercises, net	26	—	—	399	—	—	—	399
Stock option tax benefits	—	—	—	7	—	—	—	7
Issuance of restricted stock units	—	—	3	—	—	—	—	3
Dividend paid on common shares ($3.42 per share)	—	—	—	(267)	(100)	—	—	(367)
Comprehensive income:
Net income	—	—	—	—	27	—	—	27
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net change in fair value of derivatives, net of tax of ($10)	—	—	—	—	—	16	—	16
Minimum pension liability adjustment, net of tax of ($2)	—	—	—	—	—	3	—	3

Comprehensive income								48

Balances at June 30, 2006	133	$1	$5	$545	$3	$15	$(2)	$567
Issuance of common stock including option exercises, net	2	—	—	8	—	—	—	8
Stock option tax benefits	—	—	—	14	—	—	—	14
Stock based compensation	—	—	—	5	—	—	—	5
Treasury stock purchases	—	—	—	—	—	—	(2)	(2)
Issuance of shares upon settlement of restricted stock units	—	—	(2)	2	—	—	—	—
Dividend paid on common shares ($0.13 per share)	—	—	—	—	(17)	—	—	(17)
Comprehensive income:
Net income	—	—	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	—	—	(5)	—	(5)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $3	—	—	—	—	—	(5)	—	(5)
Amounts reclassified to earnings during the period, net of tax of $2	—	—	—	—	—	(3)	—	(3)

Comprehensive income								135
Adjustment to intially apply SFAS No 158, net of tax of ($4)	—	—	—	—	—	6	—	6

Balances at June 30, 2007	135	$1	$3	$574	$134	$8	$(4)	$716

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2007	2006	2005
	(In millions)

Cash flows from operating activities:
Net income	$148	$27	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	88	74
Gain on hedging activities	(4)	—	—
Interest expense payable in kind	—	—	45
Gain on remeasurement of foreign denominated transactions	(23)	—	—
Gain on asset disposals	(11)	(1)	(4)
Provision for doubtful accounts, net of recoveries	(4)	(2)	1
Impairment of debt investments and investments in unconsolidated companies and joint ventures	—	—	4
Impairment of long-lived assets	—	—	4
Pension curtailment gain	—	(6)	—
Loss on early extinguishment of debt	1	18	—
Stock-based compensation	5	1	—
Deferred income taxes	10	68	9
Changes in current assets and liabilities, net of acquisitions:
Trade and notes receivable	(13)	7	(2)
Prepaids and other current assets	(17)	(4)	(2)
Accounts and drafts payable	5	8	(21)
Accrued advertising	14	(10)	7
Other accrued liabilities	(101)	(30)	48
Payment of interest on PIK notes	—	(103)	—
Other long-term assets and liabilities, net	18	13	8

Net cash provided by operating activities	117	74	218

Cash flows from investing activities:
Purchases of available for sale securities	(350)	—	(768)
Proceeds from available for sale securities	350	—	890
Payments for property and equipment	(87)	(85)	(93)
Proceeds from asset disposals and restaurant closures	22	18	18
Payments for acquired franchisee operations	(17)	(8)	(28)
Investment in franchisee debt	(6)	(4)	(27)
Repayments of franchisee debt	4	5	3

Net cash used for investing activities	(84)	(74)	(5)

Cash flows from financing activities:
Proceeds from term debt and credit facility	1	2,143	—
Repayments of term debt, credit facility and capital leases	(131)	(2,329)	(3)
Payments for financing costs	—	(19)	—
Proceeds from sale of common stock, net	8	399	3
Dividends paid on common stock	(17)	(367)	—
Excess tax benefits from stock-based compensation	14	—	—
Treasury stock purchases	(2)	—	(2)

Net cash used for financing activities	(127)	(173)	(2)

Effect of exchange rates on cash and cash equivalents	5	—	—
(Decrease) increase in cash and cash equivalents	(89)	(173)	211
Cash and cash equivalents at beginning of period	259	432	221

Cash and cash equivalents at end of period	$170	$259	$432

Supplemental cash flow disclosures:
Interest paid(1)	$61	$180	$26
Income taxes paid(2)	$151	$16	$14
Non-cash investing and financing activities:
Acquisition of franchisee operations	$—	$—	$16
Acquisition of property with capital lease obligations	$8	$13	$—

(1)	Amount for the year ended June 30, 2007 is net of $13 million received upon termination of interest rate swaps. Amount for the year ended June 30, 2006 included $103 million of interest paid on PIK notes.

(2)	Amount for the year ended June 30, 2007 includes $82 million in income taxes incurred, resulting from the realignment of the Company’s European and Asian businesses, and $37 million of quarterly estimated U.S. federal and state tax payments.

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Organization

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

Restaurant sales are affected by the timing and effectiveness of our advertising, new products and promotional programs. Our results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings and our acquisition of franchise restaurants, as well as variability of the weather. Restaurant sales are typically higher in our fourth and first fiscal quarters, which are the spring and summer months when weather is warmer, than in our second and third fiscal quarters, which are the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year.

Organization

On December 13, 2002, Gramet Holding Corporation (“GHC”), a wholly-owned subsidiary of Diageo plc and the former parent of BKC, completed its sale of 100% of the outstanding common stock of BKC to Burger King Acquisition Corporation (“BKAC”). BKAC was established as an acquisition vehicle by private equity funds controlled by TPG Capital, the Goldman Sachs Capital Funds and Bain Capital Partners (collectively, the “Sponsors”) for the purpose of acquiring BKC. BKAC was merged into BKC upon completion of the transaction (the “Transaction”). The merger was accounted for as a combination of entities under common control.

Initial and Secondary Public Offerings

In May 2006, the Company completed its initial public offering of 25 million shares of common stock, $0.01 par value, at a per share price of $17, with net proceeds after transaction costs to the Company of approximately $392 million (the “IPO”). In connection with the IPO, the Sponsors sold an additional 3.75 million shares at $17 per share to settle the underwriters’ over-allotment option. Prior to the IPO, the Sponsors owned 104.7 million shares, or approximately 97%, of the Company’s outstanding common stock. After the completion of the IPO, the equity funds controlled by the Sponsors owned approximately 76% of the Company’s outstanding common stock.

In February 2007, the Company completed a secondary offering of 22 million shares of its common stock, including a partial exercise of the over-allotment option in March 2007 reducing the percentage ownership of the private equity funds controlled by the Sponsors (“the secondary offering”). As of June 30, 2007, the percentage ownership of the private equity funds controlled by the Sponsors was approximately 58%.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company has consolidated, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51”, one joint venture that

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

operates restaurants where the Company is a 49% partner, but is deemed to be the primary beneficiary, as the joint venture agreement provides protection to the joint venture partner from absorbing expected losses. The results of operations of this joint venture are not material to the Company’s results of operations and financial position.

Concentrations of Risk

The Company’s operations include Company-owned and franchise restaurants located in 69 countries and territories. Of the 11,283 restaurants in operation as of June 30, 2007, 1,303 are Company-owned and operated and 9,980 are franchisee-owned and operated.

The Company has an operating agreement with a third party, Restaurant Services, Inc., or RSI, which acts as the exclusive purchasing agent for Company-owned and franchised Burger King restaurants in the United States for the purchase of food, packaging, and equipment. These restaurants place purchase orders and receive the respective products from distributors with whom, in most cases, RSI has service agreements. As of June 30, 2007, four distributors serviced approximately 85% of the Company-owned and franchised restaurants in the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that could affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

Foreign currency balance sheets are translated using the end of period exchange rates, and statements of operations are translated at the average exchange rates for each period. The resulting translation adjustments to the balance sheets are recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

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

Auction Rate Securities Available for Sale

Auction rate securities represent long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process, which occurs every seven to 35 days, and are classified as available for sale securities. Auction rate securities are considered highly liquid by market participants because of the auction process. However, because the auction rate securities have long-term maturity dates and there is no guarantee the holder will be able to liquidate its holding, they do not meet the definition of cash equivalents in the Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows” and, accordingly, are recorded as investments. There were no auction rate securities outstanding as of June 30, 2007 and 2006.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its trade accounts receivable from franchisees based on a combination of factors, including the length of time the receivables are past due and the probability of collection

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

from litigation or default proceedings, where applicable. The Company records a specific allowance for doubtful accounts in an amount required to adjust the carrying values of such balances to the amount that the Company estimates to be net realizable value. The Company writes off a specific account when (a) the Company enters into an agreement with a franchisee that releases the franchisee from outstanding obligations, (b) franchise agreements are terminated and the projected costs of collections exceed the benefits expected to be received from pursuing the balance owed through legal action, or (c) franchisees do not have the financial wherewithal or unprotected assets from which collection is reasonably assured.

Notes receivable represent loans made to franchisees arising from re-franchisings of Company-owned restaurants, sales of property, and in certain cases when past due trade receivables from franchisees are restructured into an interest-bearing note. Trade receivables which are restructured to interest-bearing notes are generally already fully reserved, and as a result, are transferred to notes receivable at a net carrying value of zero. Notes receivable with a carrying value greater than zero are written down to net realizable value when it is probable or likely that the Company is unable to collect all amounts in accordance with the contractual terms of the loan agreement, in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.”

Inventories

Inventories, totaling $15 million and $14 million as of June 30, 2007 and 2006, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying consolidated balance sheets.

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

Leases

The Company accounts for leases in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other related authoritative literature. Assets acquired under capital leases are stated at the lower of the present value of future minimum lease payments or fair market value at the date of inception of the lease. Capital lease assets are depreciated using the straight-line method over the shorter of the useful life of the asset or the underlying lease term.

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Favorable and unfavorable lease contracts were recorded as part of the Transaction (see Note 1). The Company amortizes these favorable and unfavorable lease contracts on a straight-line basis over the remaining term of the leases. Upon early termination of a lease, the favorable or unfavorable lease contract balance associated with the lease contract is recognized as a loss or gain in the consolidated statement of income.

Intangible Assets Not Subject to Amortization

Intangible assets not subject to amortization represent the recorded amount of the intellectual property associated with the acquisition of the Burger King brand and goodwill. Goodwill is the excess of the cost of an acquired entity over the fair value of net assets, resulting from the Company’s acquisitions of franchise restaurants. For purposes of testing intangible assets not subject to amortization for impairment, the Company has determined that its reporting units are the following geographic segments by which it manages its business (see Note 21): United States and Canada, Europe, the Middle East and Africa and Asia Pacific (EMEA/APAC) and Latin America. The Company tests intangible assets not subject to amortization annually by comparing the fair value of each reporting unit, using discounted cash flows, to the carrying value to determine if there is an indication that a potential impairment may exist.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment and acquired intangibles subject to amortization, are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, a significant under-performance relative to expected and/or historical results (two years comparable restaurant sales decrease or two years negative operating cash flows), significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value. Assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Assets are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States, Canada, the U.K. and Germany. The operating market asset groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. Similarly, operating markets within the other foreign countries with larger asset concentrations (the U.K. and Germany) are comprised of geographic regions within those countries (three in the U.K. and four in Germany). These operating market definitions are based upon the following primary factors:

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

In countries in which the Company has a smaller number of restaurants (The Netherlands, Spain, Mexico and China), most operating functions and advertising are performed at the country level, and shared by all restaurants in each country. As a result, the Company has defined operating markets as the entire country in the case of The Netherlands, Spain, Mexico and China. If the carrying amount of an asset exceeds the estimated and undiscounted future cash flows generated by the asset, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value of the asset.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that are included in comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on hedging activity, net of tax, and minimum pension liability adjustments, net of tax.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and recognized in the statement of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for, and the Company has applied hedge accounting treatment.

When applying hedge accounting, the Company’s policy is to designate, at a derivative’s inception, the specific assets, liabilities or future commitments being hedged, and to assess the hedge’s effectiveness at inception and on an ongoing basis. The Company may elect not to designate the derivative as a hedging instrument where the same financial impact is achieved in the financial statements. The Company does not enter into or hold derivatives for trading or speculative purposes.

Disclosures About Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts and notes receivable and accounts and drafts payable:  The carrying value equals fair value based on the short-term nature of these accounts.

Debt, including current maturities:  The carrying value of term debt as of June 30, 2007 and 2006 was $872 million and $998 million, respectively, which approximated fair value as the debt at both of these dates carried a floating interest rate and reflected the Company’s credit ratings.

Revenue Recognition

Revenues include retail sales at Company-owned restaurants and franchise and property revenues. Franchise revenues include royalties, and initial and renewal franchise fees. Property revenues include rental income from operating lease rentals and earned income on direct financing leases on property leased or subleased to franchisees. Retail sales are recognized at the point of sale and are based on a percentage of sales by franchisees. Royalties are recognized when collectibility is reasonably assured. Initial franchise fees are recognized as revenue when the related restaurant begins operations. A franchisee may pay a renewal franchise fee and renew its franchise for an additional term. Renewal franchise fees are recognized as revenue upon receipt of the non-refundable fee and execution of a new franchise agreement. In accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue”, the cost recovery accounting method is used to recognize revenues for franchisees for whom collectibility is not reasonably assured. Rental income on operating lease rentals and earned income on direct financing leases are recognized when collectibility is reasonably assured.

Advertising and Promotional Costs

The Company expenses the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Franchised restaurants and Company-owned restaurants contribute to advertising funds managed by the Company in the United States and certain international markets where Company-owned restaurants operate. Under the Company’s franchise agreements, contributions received from franchisees must be spent on advertising, marketing and related activities, and result in no gross profit recognized by the Company. Amounts which are contributed to the advertising funds by Company-owned restaurants are recorded as selling, general and administrative expenses in the accompanying consolidated statements of income. Advertising expense, net of franchisee contributions, totaled $88 million for the year ended June 30, 2007, $74 million for the year ended June 30, 2006, and $87 million for the year ended June 30, 2005 and is included in selling, general and administrative expenses.

To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are accounted for as a deferred liability, in accordance with SFAS No. 45, and are recorded in accrued advertising in the accompanying consolidated balance sheets.

Franchisees in markets where no Company-owned restaurants operate contribute to advertising funds not managed by the Company. Such contributions and related fund expenditures are not reflected in the Company’s results of operations or financial position.

Income Taxes

The Company files a consolidated U.S. federal income tax return. Amounts in the financial statements related to income taxes are calculated using the principles of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more likely than not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is “more likely than not” that some portion or all of the deferred tax assets will not be recognized.

Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of nonqualified stock options and settlement of restricted stock unit awards.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is consistent with that of basic earnings per share, while giving effect to all dilutive potential common shares that were outstanding during the period.

Stock-based Compensation

In the first quarter of fiscal 2007, the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), superseded Accounting Standards Board (“APB”) 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and related interpretations and amended SFAS No. 95, “Statement of Cash Flows.” Prior to the adoption of SFAS No. 123R, all share-based payments were accounted for under the recognition and measurement principles of APB 25 and its related interpretations. Accordingly, no expense was reflected in the consolidated statements of income for stock options, as all stock options granted had an exercise price equal to the market value of the Company’s common stock on the date of grant.

Stock-based awards granted by the Company typically contain only a service condition for vesting. For awards that cliff vest, stock-based compensation cost is recognized ratably over the requisite service period. For awards

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

with a graded vesting schedule, where the award vests in increments during the requisite service period, the Company has elected to record stock-based compensation cost over the requisite service period for the entire award, in accordance with the SFAS 123R.

Pension and Postretirement Benefits

In the fourth quarter of fiscal year 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits” (“SFAS No. 88”), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”) and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132(R)).

SFAS No. 158 required the Company to recognize the funded status of its pension and postretirement plans in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Gains or losses and prior service costs or credits that arise in future years will be recognized as a component of other comprehensive income to the extent they have not been recognized as a component of net periodic benefit cost pursuant to SFAS No. 87 or SFAS No. 106.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet as of June 30, 2007 are presented below (amounts in millions of U.S. dollars). The adoption of SFAS No. 158 had no impact on the consolidated statement of income.

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Other assets, net	$80	$3	$83
Total assets	$2,514	$3	$2,517
Other deferrals and liabilities	$341	$(7)	$334
Deferred income taxes, net	$91	$4	$95
Total liabilities	$1,804	$(3)	$1,801
Accumulated other comprehensive income	$2	$6	$8
Total stockholders’ equity	$710	$6	$716

SFAS No. 158 also requires measurement of the funded status of pension and postretirement plans as of the date of the Company’s fiscal year end effective for the fiscal year ending June 30, 2009. The Company’s plans currently have measurement dates that do not coincide with its fiscal year end and thus the Company will be required to change their measurement dates in fiscal 2009.

Adoption of SEC Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. SAB No. 108 requires that registrants quantify a current year misstatement using a “dual” approach that considers both the impact of prior year misstatements that remain on the balance sheet (“Iron Curtain Approach”) and those that were recorded in the current year income statement (“Rollover Approach”). Historically, the Company had quantified misstatements and assessed materiality based on the Rollover Approach. The Company was required to adopt SAB No. 108 in the fourth quarter of fiscal 2007.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The transition provisions of SAB 108 permit uncorrected prior year misstatements that were not material to any prior periods under the historical Rollover Approach but that would have been material under the dual approach of SAB 108 to be corrected in the carrying amounts of assets and liabilities at the beginning of the Company’s fiscal year 2007 with an offsetting adjustment to retained earnings for the cumulative effect of misstatements. The adoption of SAB No. 108 did not require any adjustment to the Company’s retained earnings.

Note 3.	Stock-based Compensation

Prior to February 16, 2006, the date the Company filed a Form S-1 registration statement with the SEC (for its initial public offering which occurred on May 18, 2006), the Company accounted for stock-based compensation in accordance with the intrinsic-value method of APB No. 25. Under the intrinsic value method of APB No. 25, stock options were granted at fair value, with no compensation cost being recognized in the financial statements over the vesting period. In addition, the Company issued restricted stock units under APB No. 25 and recognized compensation cost over the vesting period of the awards. Under the pro forma disclosure required by SFAS No. 123, compensation expense for stock options was measured by the Company using the minimum value method, which assumed no volatility in the Black-Scholes model used to calculate the option’s fair value.

As a result of filing the Form S-1 registration statement, the Company transitioned from a non-public entity to a public entity under SFAS No. 123R. Since the Company applied SFAS No. 123 pro forma disclosure for stock options using the minimum value method prior to becoming a public entity, SFAS No. 123R required that the Company adopt SFAS 123R using a combination of the prospective and modified prospective transition methods. Under the prospective method, the Company was required to apply the prospective transition method for those stock options granted prior to the Form S-1 filing date that were measured at minimum value. The unrecognized compensation cost relating to these stock options is required to be recognized in the financial statements, subsequent to the adoption of SFAS No. 123R, using the same method of recognition and measurement originally applied to these options. As there was no compensation cost recognized by the Company in the financial statements for these stock options under APB No. 25, no compensation cost has been or will be recognized for these stock options after the Company’s adoption of SFAS No. 123R on July 1, 2006, unless such options are modified. For stock options granted subsequent to the S-1 filing date, but prior to the SFAS No. 123R adoption date of July 1, 2006, the Company is required to apply the modified prospective transition method, in which compensation expense is recognized for any unvested portion of the awards granted between the S-1 filing date and the adoption date of SFAS 123R over the remaining vesting period of the awards commencing on July 1, 2006.

On July 1, 2006, the Company adopted SFAS No. 123R, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period. Due to the Company’s use of the minimum value discussed above and also because the value used to measure stock compensation expense for nonvested shares is the same for APB No. 25 and SFAS No. 123R, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income.

Non-qualified stock option awards (“NQSO’s”) granted by the Company expire 10 years from the grant date and generally vest ratably over a four to five-year service period commencing on the grant date. Nonvested shares granted by the Company include restricted stock units (“RSU’s”), performance-based restricted stock (“PBRS”) and deferred stock issued to non-employee members of the Company’s Board of Directors. RSU’s generally vest ratably over a two to five year service period commencing on the grant date. For those RSU’s granted prior to the Company’s IPO, settlement of these awards will occur on December 31, 2007, or soon as practicable thereafter, or upon termination of the holder’s employment, if earlier. In August 2006, the Company granted PBRS awards covering approximately 706,000 shares to eligible employees. The amount granted to each employee was based on the Company achieving 100% of a performance target (profit before taxes) for fiscal year 2007. As a result of the Company exceeding the performance target for fiscal year 2007, an incremental 55,000 shares under the PBRS awards granted in August 2006 were earned by the eligible employees. In accordance with SFAS 123R, stock based compensation expense was recorded on these incremental performance shares PBRS awards for fiscal year 2007 as

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

if such awards had been granted and outstanding as of the original grant date. The PBRS awards have a three or four year vesting period, which includes the one-year performance period.

The Company recorded $5 million of pre-tax stock-based compensation expense in fiscal 2007. Additionally, cash flows from operating activities decreased $14 million in 2007 and cash flows from financing activities increased $14 million in 2007, as a result of the adoption of SFAS No. 123R.

Equity Incentive Plan and 2006 Omnibus Incentive Plan

The Company’s Equity Incentive Plan and 2006 Omnibus Incentive Plan (collectively, “the Plans”) permit the grant of stock-based compensation awards including NQSO’s, RSU’s and PBRS awards to eligible employees for up to 20.8 million shares of the Company’s common stock. Awards are granted with an exercise price or market value equal to the closing price of the Company’s common stock on the date of grant. The number of shares available to be granted under the Plans totaled approximately eight million, as of June 30, 2007. The Company satisfies share-based exercises and vesting through the issuance of authorized but previously unissued shares of the Company’s stock. Nonvested shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

The Company also maintains Deferred Stock Award arrangements for non-employee members of the Board of Directors. Pursuant to these arrangements, non-employee directors receive an annual grant of deferred stock and may also elect to receive their quarterly retainer and Committee fees in deferred stock in lieu of cash. In November 2006, the Company granted 59,193 shares of deferred stock as an annual grant to non-employee directors. The deferred stock vests in quarterly installments over a one-year period on the first day of each calendar quarter following the grant date. The deferred stock will settle and common shares will be issued at the time the non-employee director no longer serves on the Board of Directors.

Stock based compensation expense for NQSO’s is estimated on the grant date using a Black-Scholes option pricing model. The Company’s specific weighted- average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are discussed below. Additionally, under SFAS No. 123R, the Company is required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could be affected by changes in the Company’s assumptions or changes in market conditions.

In connection with the adoption of SFAS No. 123R, the Company has determined the expected term using the simplified method for “plain vanilla” options as discussed in Section D, Certain Assumptions Used in Valuation Methods, of SEC Staff Accounting Bulletin No. 107. Based on the results of applying the simplified method, the Company has determined that 6.25 years is an appropriate expected term for awards with four-year graded vesting and 6.50 years for awards with five-year grading vesting.

As previously discussed, the Company became a public company under SFAS No. 123R on February 16, 2006 when it filed its Form S-1. Prior to this date, the Company applied the minimum value method, as permitted under SFAS No. 123, to calculate the grant date fair value of its NQSO’s using the Black-Scholes option pricing model for pro forma stock based compensation disclosure. Under the minimum value method, zero volatility was assumed in the price of the Company’s common stock. Subsequent to February 16, 2006, in accordance with SFAS No. 123R, the Company has used a volatility assumption in the option pricing model to calculate the grant date fair value of NQSO’s granted since that date. However, as a newly public company, the Company has limited historical data on the price of its publicly traded common stock and other financial instruments. Therefore, as permitted under SFAS No. 123R, the Company has elected to base its estimate of the expected volatility of its common stock on the historical volatility of a group of its peers whose share prices are publicly available. Based on this peer group, the Company’s weighted average volatility used in the determination of the fair value of NQSO’s for 2007 was 33%.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of the status and activity of NQSO’s as of and during the years ended June 30, 2006 and 2005 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
	(000’s)

Outstanding at June 30, 2004	6,818	$4.78
Granted	5,143	4.28
Exercised	(22)	3.80
Forfeited	(2,930)	4.62

Outstanding at June 30, 2005	9,009	4.55
Granted	2,247	13.69
Exercised	(1,248)	4.78
Forfeited	(2,600)	4.50

Outstanding at June 30, 2006	7,408	$7.75

The fair value of each NQSO granted under the Plans during the year ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Risk-free interest rate(1)	5.01%
Expected term (in years)(2)	6.44
Expected volatility	33.01%
Expected dividend yield(3)	0.54%

(1)	From 4.49% to 5.34%

(2)	From 6.25 years to 6.50 years

(3)	From 0.00% to 1.20%

A summary of NQSO activity under the Plans as of and for the year ended June 30, 2007 is as follows:

					Weighted Average
	Total	Weighted	Weighted	Total	Remaining
	Number of	Average	Average	Intrinsic	Contractual Term
	Options	Exercise Price	Option Value	Value	(Yrs)
	(In 000’s)			(In 000’s)

Options outstanding as of July 1, 2006	7,408	$7.75	—	$64,397	—
Granted	264	$16.07	$6.71	—	—
Pre-vest forfeited	(496)	$8.50	—	—	—
Exercised	(1,922)	$4.54	—	$30,510	—
Post-vest forfeited	(3)	$6.11	—	—	—

Options outstanding as of June 30, 2007	5,251	$9.28	—	$89,593	7.49

Options exercisable as of June 30, 2007	1,680	$6.65	—	$33,082	7.00

For the year ended June 30, 2007, proceeds from stock options exercised was $9 million and actual tax benefits realized for tax deductions from stock options exercised was $14 million.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of nonvested share activity under the Plans, which includes RSU’s, Deferred Stock Awards, and PBRS awards, as of and for the year ended June 30, 2007 is as follows:

				Weighted
		Weighted		Average	Weighted
		Average		Remaining	Average
	Total	Grant	Total	Contractual	Remaining
	Number of	Date Fair	Intrinsic	Term	Vesting
	Nonvested Shares	Value	Value	(Yrs)	Life (Yrs)
	(In 000’s)		(In 000’s)

Nonvested shares outstanding as of July 1, 2006	958	$4.17	$15,082	—	—
Granted	768	$14.36	—	—	—
Vested & exercised	(320)	$2.91	$6,508	—	—
Pre-vest forfeited	(53)	$10.03	—	—	—

Nonvested shares outstanding as of June 30, 2007	1,353	$10.02	$35,625	8.60	—

Nonvested shares unvested as of June 30, 2007	938	$13.92	$24,710	9.25	2.10

As of June 30, 2007, there was $15 million of total unrecognized compensation cost related to stock options and nonvested shares granted under the Plans. That cost is expected to be recognized in the Company’s financial statements over a weighted-average period of two years.

For the year ended June 30, 2007, the value of shares withheld by the Company to meet employees’ minimum statutory withholding tax requirements was $2 million.

Note 4.	Acquisitions, Closures and Dispositions

Acquisitions

All acquisitions of franchised restaurant operations are accounted for using the purchase method of accounting under SFAS No. 141 “Business Combinations”. These acquisitions are summarized as follows (in millions, except for number of restaurants):

	Years Ended June 30,
	2007	2006	2005

Number of restaurants acquired	64	50	101
Prepaids and other current assets	$1	$—	$1
Property and equipment, net	10	5	34
Goodwill and other intangible assets	12	7	12
Assumed liabilities	(6)	(4)	(3)

Total purchase price	$17	$8	$44

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company-owned properties and other costs related to restaurant closures and sales of Company-owned restaurants to franchisees, referred to as “refranchisings”. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Years Ended June 30,
	2007	2006	2005

Number of restaurant closures	24	14	23
Number of refranchisings	15	6	11
Net (gain) loss on acquisitions, closures and dispositions	$(5)	$(3)	$13

Included in the net gain on restaurant closures, refranchisings and dispositions of assets for the year ended June 30, 2007 is a $5 million gain from the sale of an investment in a non-consolidated joint venture, which is recorded in other income and expense in the accompanying consolidated statement of income.

Note 5.	Franchise Revenues

Franchise revenues consist of the following (in millions):

	Years Ended June 30,
	2007	2006	2005

Franchise royalties	$438	$401	$396
Initial franchise fees	12	10	9
Other	10	9	8

Total	$460	$420	$413

In accordance with SFAS No. 45, the Company deferred the recognition of revenues totaling $3 million, zero and $1 million during the years ended June 30, 2007, 2006 and 2005, respectively. In addition, the Company had recoveries of previously deferred revenues totaling $2 million, $1 million and $4 million during the years ended June 30, 2007, 2006 and 2005, respectively. The Company also wrote-off $11 million of deferred revenues in the year ended June 30, 2005.

Note 6.	Trade and Notes Receivable, Net

Trade and notes receivable, net, consist of the following (in millions):

	Years Ended June 30,
	2007	2006

Trade accounts receivable	$149	$134
Notes receivable, current portion	5	7

	154	141
Allowance for doubtful accounts and reserve for notes receivable, current portion	(29)	(32)

Total, net	$125	$109

The change in allowances for doubtful accounts for each of the years in the three year period ended June 30, 2007 is as follows:

	Years Ended June 30,
	2007	2006	2005

Beginning balance	$32	$29	$79
(Recoveries) provision for doubtful accounts, net	(4)	(2)	1
Write-offs and transfers to notes receivable	1	5	(51)

Ending balance	$29	$32	$29

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Property and Equipment, Net

Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

			Years Ended June 30,
			2007	2006

Land			$372	$379
Buildings and improvements	(up to 40 years	)	575	517
Machinery and equipment	(up to 18 years	)	259	228
Furniture, fixtures, and other	(up to 10 years	)	107	85
Construction in progress			28	34

			1,341	1,243
Accumulated depreciation and amortization			(462)	(357)

Property and equipment, net			$879	$886

Depreciation expense on property and equipment totaled $111 million, $109 million and $100 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Buildings and improvements include assets under capital leases of $73 million and $68 million as of June 30, 2007 and 2006, respectively. Machinery and equipment include assets under capital leases of $4 million and $2 million as of June 30, 2007 and 2006, respectively. Accumulated depreciation related to these assets totaled $29 million and $23 million as of June 30, 2007 and 2006, respectively.

Note 8.	Intangible Assets, Net and Goodwill

The Burger King brand with a carrying value of $906 million and $896 million as of June 30, 2007 and 2006, respectively, and goodwill with a carrying value of $23 million and $20 million as of June 30, 2007 and 2006, respectively, represent the Company’s indefinite-lived intangible assets. The increase in goodwill of $3 million is attributable to acquisitions during 2007. The increase in the net carrying amount of the brand is attributable to a $13 million impact from foreign currency translation on the value of the brand recorded in the Company’s EMEA/APAC reporting segment, offset by a $3 million reduction in pre-acquisition deferred tax valuation allowances which was recorded as part of the Transaction described in Note 1 and applied against the brand in accordance with SFAS No. 109. (See Note 14).

The table below presents intangible assets subject to amortization, along with their useful lives (in millions):

		Years Ended June 30,
		2007	2006

Franchise agreements	26 years	$74	$68
Favorable lease contracts	up to 20 years	27	32

		101	100
Accumulated amortization		(21)	(21)

Net carrying amount		$80	$79

Amortization expense of franchise agreements totaled $3 million for each of the years ended June 30, 2007, 2006 and 2005. The amortization of favorable lease contracts totaled $2 million, $4 million and $3 million for the years ended June 30, 2007, 2006 and 2005, respectively. The $6 million increase in the value of franchise agreements in 2007 is attributable to the recorded value of reacquired franchise rights, in accordance with Emerging Issues Task Force (EITF) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”), in connection with the acquisition of franchise restaurants in 2007.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of June 30, 2007, estimated future amortization expense of intangible assets subject to amortization for each of the years ended June 30th is $4 million in each of 2008, 2009, 2010, 2011 and 2012; and $60 million thereafter.

Note 9.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Years Ended June 30,
	2007	2006	2005

Numerator:
Numerator for basic and diluted earnings per share:
Net income	$148,123,057	$27,401,649	$47,513,644

Denominator:
Weighted average shares — basic	133,912,509	110,327,949	106,499,866
Effect of dilutive securities	2,841,264	4,362,636	410,261

Weighted average shares — diluted	136,753,773	114,690,585	106,910,127

Basic earnings per share	$1.11	$0.24	$0.44
Diluted earnings per share	$1.08	$0.24	$0.44

The Company does not include unexercised NQSOs with exercise prices equal to or greater than the average market price in its computation of diluted earnings per share as those options would be anti-dilutive. For the years ended June 30, 2007, 2006 and 2005 there were 1.4 million, 1.2 million and 9.0 million anti-dilutive stock options outstanding, respectively.

Note 10.	Other Accrued Liabilities and Other Deferrals and Liabilities

Included in other accrued liabilities as of June 30, 2007 and 2006, were accrued payroll and employee-related benefit costs totaling $99 million and $101 million, respectively, and income taxes payable of $17 million and $96 million, respectively.

Included in other deferrals and liabilities as of June 30, 2007 and 2006 were accrued pension liabilities of $45 million and $49 million, respectively, casualty insurance reserves of $26 million and $22 million, respectively, retiree health benefits of $21 million and $23 million, respectively, and net book value of unfavorable leases of $209 million and $234 million, respectively.

Note 11.	Long-Term Debt

Long-term debt is comprised of the following:

	Years Ended June 30,
	2007	2006

Term Loan A	$162	$185
Term Loan B-1	707	809
Other	3	4

Total debt	872	998
Less: current maturities of debt	(1)	(1)

Total long-term debt	$871	$997

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In July 2005, the Company entered into a $1.15 billion credit agreement, which consists of a $150 million revolving credit facility, a $250 million term loan (“Term Loan A”), and a $750 million term loan (“Term Loan B”). The Company utilized $1 billion in proceeds from Term Loan A and Term Loan B, $47 million from the revolving credit facility, and cash on hand to repay in full BKC’s existing term loan, payment-in-kind (“PIK”) notes issued in connection with the Transaction, and $16 million in financing costs associated with the new facility. In the first quarter of 2006, the Company repaid the $47 million outstanding balance on the revolving debt facility. The unamortized balance of deferred financing costs, totaling $13 million, related to the existing term loan was recorded as a loss on early extinguishment of debt in the accompanying consolidated statement of income for the year ended June 30, 2006.

In February 2006, the Company amended and restated its $1.15 billion secured credit facility (“amended facility”) to replace the existing $750 million Term Loan B with a new Term Loan B-1 (“Term Loan B-1”) in an amount of $1.1 billion. As a result of this refinancing, the Company received net proceeds of $347 million which, in addition to cash on hand, was used to make a $367 million dividend payment to the holders of the Company’s common stock and a one-time compensatory make-whole payment of $33 million to holders of options and restricted stock units of the Company (see Note 17). The Company recorded deferred financing costs of $3 million in connection with the amended facility and recorded a $1 million write-off of deferred financing costs relating to the Term Loan B, which is recorded as a loss on early extinguishment of debt in the consolidated statement of income for the year ended June 30, 2006.

In May 2006, the Company utilized a portion of the $392 million in net proceeds received from the IPO to prepay $350 million of principal on the Term Loan A and Term Loan B-1 Loans. As a result of this prepayment, the Company recorded a $4 million write-off of deferred financing fees as a loss on the early extinguishment of debt in the accompanying consolidated statement of income for the year ended June 30, 2006.

As of June 30, 2007, the balance of deferred financing costs related to the Term Loan A and Term Loan B-1 was $9 million and is being amortized as a component of interest expense using the effective interest method.

The interest rate under Term Loan A and the revolving credit facility is, at the Company’s option, either (a) the greater of the federal funds effective rate plus 0.50% or the prime rate (“ABR”), plus a rate not to exceed 0.75%, which varies according to the Company’s leverage ratio or (b) LIBOR plus a rate not to exceed 1.75%, which varies according to Company’s leverage ratio. The interest rate for Term Loan B-1 is, at Company’s option, either (a) ABR, plus a rate of 0.50% or (b) LIBOR plus 1.50%, in each case so long as the Company’s leverage ratio remains at or below certain levels (but in any event not to exceed 0.75% in the case of ABR loans and 1.75% in the case of LIBOR loans). The weighted average interest rates related to the Company’s term debt was 6.91% and 5.89% as of June 30, 2007 and June 30, 2006, respectively.

The amended credit facility contains certain customary financial and other covenants. These covenants impose restrictions on additional indebtedness, liens, investments, advances, guarantees and mergers and acquisitions. These covenants also place restrictions on asset sales, sale and leaseback transactions, dividends, payments between the Company and its subsidiaries and certain transactions with affiliates.

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The amended facility also allows the Company to make dividend payments, subject to certain covenant restrictions. As of June 30, 2007, the Company was in compliance with the financial covenants of the amended credit facility.

Provided that the Company is in compliance with certain financial covenants, the amended facility allows the Company to request one or more tranches of incremental term loans up to a maximum amount of $150 million, although no lender is obligated to provide any incremental term loans unless it so agrees.

BKC is the borrower under the amended facility and the Company and certain subsidiaries have jointly and severally unconditionally guaranteed the payment of the amounts under the amended facility. The Company, BKC and certain subsidiaries have pledged, as collateral, a 100% equity interest in the domestic subsidiaries of the Company and BKC with certain exceptions. Furthermore, BKC has pledged as collateral a 65% equity interest in certain foreign subsidiaries.

During the year ended June 30, 2007, the Company prepaid $125 million of term debt of which $23 million related to the Term Loan A and $102 million related to Term Loan B-1. As of June 30, 2007, the next scheduled principal payment on term debt is the June 30, 2009 principal payment of $12 million on Term Loan A. During July 2007, the Company prepaid an additional $25 million of term debt (see Note 23). The level of required principal repayments increases over time thereafter. The maturity dates of Term Loan A, Term Loan B-1, and amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively.

The aggregate maturities of long-term debt, including the Term Loan A, Term Loan B-1 and other debt as of June 30, 2007, are as follows (in millions):

2008	$1
2009	12
2010	63
2011	88
2012	707
Thereafter	1

$872

As of June 30, 2007, there were no borrowings outstanding under the revolving credit facility; however, there were $30 million of irrevocable standby letters of credit outstanding, which reduced the amount available under the revolving credit facility to $120 million as of June 30, 2007. BKC incurs a commitment fee on the unused revolving credit facility at the rate of 0.50% multiplied by the unused portion.

The Company also has lines of credits with foreign banks, which can also be used to provide guarantees, in the amounts of $5 million as of June 30, 2007 and 2006, respectively. The Company had issued $2 million of guarantees against these lines of credit as of June 30, 2007 and 2006, respectively.

Note 12.	Derivative Instruments

Interest Rate Swaps

As of June 30, 2006, the Company had interest rate swap contracts with a notional value of $750 million that were designated as cash flow hedges under SFAS No. 133. These swaps were used to convert the floating interest rate component of a portion of the Company’s LIBOR-based term debt to fixed rates (hedged forecasted transaction). In September 2006, the Company settled the swaps which had a fair value of $12 million. Upon settlement of the swaps, the balance in accumulated other comprehensive income represented the after-tax unrealized gain from the change in fair value of the swaps through the termination date. This balance is recognized into earnings as a reduction of interest expense over the remaining term of debt underlying the original hedge. For

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the year ended June 30, 2007, $6 million was recognized into earnings as a reduction to interest expense in the accompanying consolidated statements of income. An additional $2 million is expected to be recognized into earnings during the year ending June 30, 2008 as a reduction to interest expense.

In September 2006, the Company entered into interest rate swap contracts with a notional value of $440 million and designated them as cash flow hedges under SFAS No. 133. These swaps mature through September 2011 and are being used to hedge forecasted LIBOR-based interest payments on variable rate debt (hedged forecasted transaction). The fair value of these swaps as of June 30, 2007 was $5 million and is recorded in other assets in the accompanying consolidated balance sheet, with an offsetting unrealized gain recorded in accumulated other comprehensive income in the balance sheet. The unrealized gain in accumulated other comprehensive income related to these hedges is expected to be recorded in the Company’s consolidated statement of income in the future and will offset interest expense on certain variable rate debt. The actual amounts that will be recorded to the Company’s consolidated statement of income could vary from this estimated amount as a result of changes interest rates in the future.

Excluding amounts recognized into earnings from swaps that have been settled as discussed above, the Company recognized $1 million into earnings as a reduction of interest expense in the accompanying consolidated statements of income for each of the years ended June 30, 2007 and 2006 related to swaps. There was no ineffectiveness recorded in earnings during the years ended June 30, 2007 and 2006 related to these swaps. The Company had no swaps outstanding during the year ended June 30, 2005.

Foreign Currency Forward Contracts

The Company utilizes foreign currency forward contracts as economic hedges to offset the impact from transaction gains and losses recorded by the Company from changes in the expected amount of functional currency cash flows upon settlement of intercompany loans denominated in foreign currencies. The fair value of these forward contracts is reflected in current liabilities in the accompanying consolidated balance sheets. Changes in fair value of these forward contracts are recorded in earnings in other operating (income) expense, net. For the years ended June 30, 2007, 2006 and 2005, the Company recorded $16 million, $5 million and zero, respectively, of losses from the change in fair value of these forward contracts, which were offset by transaction gains of $23 million and $6 million during the same periods, respectively, from changes in the expected amount of functional currency cash flows upon settlement of intercompany loans denominated in foreign currencies.

Note 13.	Interest Expense

Interest expense consists of the following (in millions):

	Years Ended June 30,
	2007	2006	2005

Term loans and PIK Notes	$63	$72	$74
Capital lease obligations	10	9	8

Total	$73	$81	$82

As discussed in Note 11, the Company has $9 million of unamortized deferred financing costs. These fees are classified in other assets, net and are amortized over the term of the debt into interest expense on term debt using the effective interest method.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Income Taxes

Income (loss) before income taxes, classified by source of income, is as follows (in millions):

	Years Ended June 30,
	2007	2006	2005

Domestic	$217	$79	$93
Foreign	6	1	(15)

Income before income taxes	$223	$80	$78

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	Years Ended June 30,
	2007	2006	2005

Current:
Domestic
Federal	$52	$(16)	$18
State, net of federal income tax benefit	5	(1)	2
Foreign	8	2	2

	65	(15)	22

Deferred:
Domestic
Federal	8	50	13
State, net of federal income tax benefit	—	5	(3)
Foreign	2	13	(1)

	10	68	9

Total	$75	$53	$31

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Years Ended June 30,
	2007	2006	2005

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	2.8	2.8
Benefit and taxes related to foreign operations	(3.5)	11.1	(12.2)
Foreign exchange differential on tax benefits	(1.5)	(1.9)	4.8
Change in valuation allowance	3.1	0.9	10.1
Change in accrual for tax uncertainties	(2.0)	18.4	4.4
Other	0.4	—	(5.2)

Effective income tax rate	33.6%	66.3%	39.7%

The Company’s effective tax rate was 33.6% for the year ended June 30, 2007, primarily as a result of tax benefits realized from an operational realignment of the Company’s European and Asian businesses and from the reduction in tax accruals due to the resolution of certain tax audit matters. During the year ended June 30, 2006, the Company recorded accruals for tax uncertainties of $15 million and changes in the estimate of tax provision of $7 million, which resulted in a higher effective tax rate for the year.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The income tax expense includes an increase in valuation allowance related to deferred tax assets in foreign jurisdictions of $5 million, $1 million and $12 million for the years ended June 30, 2007, 2006 and 2005, respectively. For the year ended June 30, 2005, the valuation allowance decreased by $4 million for certain states. This reduction was a result of determining that it was more likely than not that certain state loss carryforwards and other deferred tax assets would be realized.

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	Years Ended June 30,
	2007	2006	2005

Income tax expense from continuing operations	$75	$53	$31
Interest rate swaps in accumulated other comprehensive income (loss)	(6)	10	—
Pension liability in accumulated other comprehensive income (loss)	4	2	(2)
Adjustments to deferred income taxes related to brand	—	(6)	—
Adjustments to the valuation allowance related to brand (See Note 8)	(3)	(12)	—

	$70	$47	$29

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	Years Ended June 30,
	2007	2006	2005

Deferred income tax expense (exclusive of the effects of components listed below)	$7	$67	$2
Change in valuation allowance, net of amounts allocated as adjustments to purchase accounting	5	1	8
Change in effective state income tax rate	(2)	—	(1)

Total	$10	$68	$9

Deferred tax assets and liabilities at the date of the Transaction were recorded based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authorities. At the date of a change in management’s best estimate, deferred tax assets and liabilities are adjusted to reflect the revised tax basis. Pursuant to SFAS No. 109, certain adjustments to deferred taxes and reductions of valuation allowances established in purchase accounting would be applied as an adjustment to the Company’s intangible assets. During the years ended June 30, 2007 and June 30, 2006, the Company recorded reductions in the valuation allowance of $3 million and $12 million, respectively, which were applied to reduce intangible assets. Based on the provisions of SFAS No. 109, approximately $67 million of valuation allowance, if realized, will be applied to reduce intangible assets.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of June 30,
	2007	2006

Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$21	$28
Accrued employee benefits	30	31
Unfavorable leases	92	101
Liabilities not currently deductible for tax	52	45
Tax loss and credit carryforwards	78	38
Property and equipment, principally due to differences in depreciation	72	61
Other	3	7

	348	311
Valuation allowance	(98)	(89)

	250	222
Less deferred tax liabilities:
Intangible assets	221	212
Leases	48	49

	269	261

Net deferred tax liability	$19	$39

For the year ended June 30, 2007, the valuation allowance increased by $9 million. After considering the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible and the reversal of deferred tax liabilities, management believes it is more likely than not that the benefits of certain foreign net operating loss carryforwards and other deferred tax assets will not be realized.

Changes in valuation allowance for the years ended June 30, 2007, 2006 and 2005 are as follows:

	Years Ended June 30,
	2007	2006	2005

Beginning balance	$89	$78	$65
Change in estimates recorded to deferred income tax expense	5	1	8
Change in estimates in valuation allowance recorded to intangible assets	(3)	(12)	—
Change due to increase in deferred tax assets that are fully reserved	—	20	5
Changes from foreign currency exchange rates	7	2	—

Ending balance	$98	$89	$78

The Company has no federal loss carryforwards in the United States and has state loss carryforwards of $44 million, expiring between 2008 and 2026. In addition, the Company has foreign loss carryforwards of $159 million expiring between 2009 and 2022, and foreign loss carryforwards of $158 million that do not expire.

Deferred taxes have not been provided on basis difference related to investments in foreign subsidiaries. These differences consist primarily of $37 million of undistributed earnings, which are considered to be permanently reinvested in the operations of such subsidiaries outside the U.S. Determination of the deferred income tax liability on these unremitted earnings is not practicable. Such liability, if any, depends on circumstances existing if, and when remittance occurs.

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

During 2006, the Company regionalized the activities associated with managing its European and Asian businesses, including the transfer of rights of existing franchise agreements, the ability to grant future franchise agreements and utilization of the Company’s intellectual property assets in EMEA/APAC, in new European and Asian holding companies. The new holding companies acquired the intellectual property rights from BKC, a U.S. company, in a transaction that generated a taxable gain for BKC in the United States of $328 million.

Note 15.	Related Party Transactions

In connection with the Company’s acquisition of BKC, the Company entered into a management agreement with the Sponsors for monitoring the Company’s business through board of director participation, executive team recruitment, interim senior management services and other services consistent with arrangements with private equity funds (“the management agreement”). Pursuant to the management agreement, the Company was charged a quarterly fee not to exceed 0.5% of the prior quarter’s total revenues. The Company incurred management fees and reimbursable out-of-pocket expenses under the management agreement totaling $9 million per year, for fiscal years ended June 30, 2006 and 2005. In May 2006, the Company paid a termination fee totaling $30 million to the Sponsors to terminate the management agreement upon the completion of the IPO. These fees and reimbursable out-of-pocket expenses were recorded within fees paid to affiliates in the accompanying consolidated statements of income.

In connection with the July 2005 refinancing described in Note 11 above, the Company repaid the PIK notes payable to the private equity funds controlled by the Sponsors and issued in connection with the Transaction described in Note 1 above. Interest of $2 million accrued prior to the repayment was reflected in the Company’s statement of income during the year ended June 30, 2006. The Company recorded $23 million of interest expenses during the year ended June 30, 2005 on outstanding balances of PIK notes.

In February 2006, the Company paid $33 million to holders of vested and unvested stock options and RSU’s of the Company, primarily members of senior management and the Board of Directors, in order to compensate such holders for the decrease in value of their equity interests as a result of the February 2006 dividend payment (see Note 17).

A former member of the Board of Directors of the Company, who resigned from the Board effective April 1, 2007, has a direct financial interest in a company which is the landlord under a lease for a new corporate headquarters facility that the Company had proposed to build in Coral Gables, Florida. In May 2007, the Company terminated the lease and incurred costs of $7 million, including a termination fee of $5 million paid by the Company to the landlord, which includes a reimbursement of the landlord’s expenses.

An affiliate of one of the Sponsors participated as one of the joint book-running managers of our IPO in May 2006. This affiliate was paid $5 million pursuant to a customary underwriting agreement among the Company and the several underwriters.

During the year ended June 30, 2007, the Company paid a total of $1 million in registration expenses relating to the secondary offering (see Note 1). This amount included registration and filing fees, printing fees, external accounting fees, all reasonable fees and disbursements of one law firm selected by the Sponsors and all expenses related to the road show for the secondary offering.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16.	Leases

As of June 30, 2007, the Company leased or subleased 1,087 restaurant properties to franchisees and non-restaurant properties to third parties under capital and operating leases. The building and leasehold improvements of the income leases with franchisees are usually accounted for as direct financing leases and recorded as a net investment in property leased to franchisees, while the land is recorded as operating leases. Most leases to franchisees provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms generally range from 10 to 20 years. The franchisees bear the cost of maintenance, insurance and property taxes.

Property and equipment, net leased to franchisees and other third parties under operating leases was as follows (in millions):

	Years Ended June 30,
	2007	2006

Land	$197	$196
Buildings and improvements	85	78
Restaurant equipment	3	2

	285	276
Accumulated depreciation	(29)	(23)

	$256	$253

Net investment in property leased to franchisees and other third parties under direct financing leases was as follows (in millions):

	Years Ended June 30,
	2007	2006

Future minimum rents to be received	$330	$353
Estimated unguaranteed residual value	4	4
Unearned income	(183)	(200)
Allowance on direct financing leases	(1)	(2)

	150	155
Current portion included within trade receivables	(8)	(7)

Net investment in property leased to franchisees	$142	$148

In addition, the Company is the lessee on land, building, equipment, office space and warehouse leases, including 236 restaurant buildings under capital leases. Initial lease terms are generally 10 to 20 years. Most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of June 30, 2007, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts
	Direct		Lease Commitments
	Financing	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2008	$30	$71	$14	$160
2009	30	62	14	148
2010	30	59	13	136
2011	28	54	13	126
2012	26	48	12	116
Thereafter	186	323	74	737

Total	$330	$617	$140	$1,423

The Company’s total minimum obligations under capital leases are $140 million and $134 million as of June 30, 2007 and June 30, 2006 respectively. Of these amounts, $69 million and $67 million represents interest as of June 30, 2007 and June 30, 2006. The remaining balance of $71 million and $67 million is reflected as capital lease obligations recorded in the Company’s consolidated balance sheet, of which $4 million is classified as current portion of long-term debt and capital leases as of June 30, 2007 and June 30, 2006.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Years Ended June 30,
	2007	2006	2005

Rental income:
Minimum	$76	$74	$78
Contingent	16	14	13

Total rental income	92	88	91
Earned income on direct financing leases	24	24	29

Total property revenues	$116	$112	$120

Rent expense associated with the lease commitments is as follows (in millions):

	Years Ended June 30,
	2007	2006	2005

Rental expense:
Minimum	$155	$151	$145
Contingent	7	6	6
Amortization of favorable and unfavorable lease contracts, net	(25)	(24)	(29)

Total rental expense	$137	$133	$122

Favorable and unfavorable lease contracts are amortized over a period of up to 20 years and are included in occupancy and other operating costs and property expenses, respectively, in the consolidated statements of income. Amortization of favorable lease contracts totaled $2 million, $4 million and $3 million for the years ended June 30, 2007, 2006 and 2005, respectively. Amortization of unfavorable lease contracts totaled $25 million, $28 million and $32 million for the years ended June 30, 2007, 2006 and 2005, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Unfavorable leases, net of accumulated amortization totaled $209 million and $234 million as of June 30, 2007 and June 30, 2006, respectively. Unfavorable leases, net of amortization are classified within other deferrals and liabilities in the accompanying consolidated balance sheets.

As of June 30, 2007, estimated future amortization expense of unfavorable lease contracts subject to amortization for each of the years ended June 30th is $24 million in 2008, $22 million in 2009, $21 million in 2010, $19 million in 2011, $18 million in 2012 and $105 million thereafter.

Note 17.	Stockholders’ Equity

Capital Stock

Upon completion of the Transaction described in Note 1 above, on December 13, 2002, the Company was initially capitalized as a limited liability company with $398 million in cash. On June 27, 2003, the Company was converted to a corporation and issued an aggregate 104,692,735 shares of common stock to the private equity funds controlled by the Sponsors.

In connection with the IPO as described in Note 1, the Board of Directors of the Company (1) authorized an increase in the number of shares of the Company’s common stock, par value $0.01 per share, to 300 million shares, (2) authorized a 26.34608 to 1 stock split on common stock and (3) authorized 10 million shares of a new class of preferred stock, with a par value of $0.01 per share. As of June 30, 2007, no shares of preferred stock were issued or outstanding. All shares in the accompanying consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Dividends Paid and Return of Capital

On February 21, 2006, the Company paid a dividend of $367 million, or $3.42 per issued and outstanding share, to holders of record of the Company’s common stock on February 9, 2006, including members of senior management (“special dividend”). The payment of the dividend was financed primarily from proceeds of the amended facility (see Note 11) and was recorded as a cash dividend of $100 million ($0.93 per share) charged to the Company’s historical cumulative retained earnings through the dividend date, and as a return of capital of $267 million ($2.49 per share) charged to additional paid-in capital in the accompanying consolidated statement of stockholders’ equity and other comprehensive income for the year ended June 30, 2006.

During the year ended June 30, 2007, the Company declared two quarterly cash dividends of $0.0625 per share on its common stock. Total dividends paid by the Company during the year ended June 30, 2007 was $17 million.

Compensatory Make-Whole Payment

In February 2006, the Company paid $33 million to holders of vested and unvested stock options and RSU’s of the Company, primarily members of senior management and the Board of Directors, in order to compensate such holders for the decrease in value of their equity interests as a result of the February 2006 dividend payment. The make-whole payment was recorded as employee compensation cost, and is included in selling, general and administrative expenses in the accompanying statement of income for the year ended June 30, 2006.

Note 18.	Pension and Post Retirement Medical Benefits

The following disclosures reflect the Company’s fourth quarter of fiscal year 2007 adoption of the recognition and disclosure provisions of SFAS 158 as discussed in Note 2.

Pension Benefits

The Company sponsors noncontributory defined benefit pension plans for its salaried employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom and Germany (the “International

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date. As a result, the Company recognized a curtailment gain of $6 million, as a component of net periodic benefit cost for the year ended June 30, 2006. In conjunction with the curtailment gain, the Company made a one-time distribution totaling $6 million on behalf of those U.S. Pension Plan participants who were affected by the curtailment. The distribution was paid by the Company in cash or contributed to the Burger King Savings Plan or Executive Retirement Plan account of the participant.

Postretirement Medical Benefits

The Company’s postretirement medical plan (the “U.S. Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service with the Company, multiplied by an annual factor to determine the value of the post-retirement health care coverage.

The U.S Medical Plan also provides prescription drug coverage to retirees as a primary provider in lieu of Medicare Part D. Recent legislation enacted will result in the federal government paying a special direct subsidy to employers (the “Part D subsidy”) as an incentive to encourage employers to continue providing prescription drug coverage to Medicare-eligible employees. Under the subsidy, an employer may receive an annual amount equal to 28 percent of the allowable retiree drug costs between $250 and $5,000. The annual effect of the Part D subsidy is reflected in the Company’s estimated future cash flows for the U.S. Medical Plan.

401(k) Benefits

The Company sponsors the Burger King Savings Plan (the “Savings Plan”), a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code. The Savings Plan is voluntary and is provided to all employees who meet the eligibility requirements.

A participant can elect to contribute up to 50% of their compensation subject to IRS limits and the Company matches 100% of the first 6% of employee compensation.

Effective July 1, 2007, the Company added the Burger King Holdings, Inc. Stock Fund (the “BK Stock Fund”) to the Savings Plan as an investment option. Participants in the Savings Plan may direct no more than 10% of their investment elections to the BK Stock Fund and no more than 10% of their total account balance.

Non-Qualified Deferred Compensation Plan

The Company also maintains an Executive Retirement Plan (“ERP”) for all officers and senior management. Officers and senior management may elect to defer up to 50% of base pay once 401(k) limits are reached and up to 100% of incentive pay on a before-tax basis under the ERP. BKC provides a dollar-for-dollar match up to the first 6% of base pay. Additionally, the Company may make a discretionary contribution ranging from 0% to 6% based on the Company’s performance. The balance in the ERP as of June 30, 2007 and 2006 was $22 million and $15 million, respectively. Effective July 1, 2007, the Company established a Rabbi Trust to maintain the liability of the ERP, eliminated the fixed return on participant accounts and established 10 investment funds for ERP participants to invest in.

Amounts recorded in the consolidated statements of income representing the Company’s matching contributions to the Savings Plan and the ERP for fiscal years 2007, 2006 and 2005 totaled $4 million for each year, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Medical Plan (in millions):

	U.S.		International		U.S.
	Pension Plans		Pension Plans		Medical Plan
	2007	2006	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$142	$165	$20	$16	$22	$22
Service cost	—	3	2	2	1	1
Interest cost	9	9	1	1	1	1
Actuarial (gains) losses	1	(10)	(3)	—	(1)	(1)
Curtailment gain	—	(21)	—	—	—	—
Benefits paid	(6)	(4)	—	1	(1)	(1)

Benefit obligation at end of year	146	142	20	20	22	22
Change in plan assets
Fair value of plan assets at beginning of year	95	82	15	11	—	—
Actual return on plan assets	9	7	2	3	—	—
Employer contributions	3	10	1	1	—	—
Benefits paid	(6)	(4)	—	—	—	—

Fair value of plan assets at end of year	101	95	18	15	—	—

Funded status of plan	$(45)	$(47)	$(2)	$(5)	$(22)	$(22)

Amounts recognized in the consolidated balance sheet as of June 30, 2007
Noncurrent assets	$—	$—	$3	$—	$—	$—
Current liabilities	(1)	—	—	—	(1)	—
Noncurrent liabilities	(44)	—	(5)	—	(21)	—

Net pension liability, end of fiscal year	$(45)	$—	$(2)	$—	$(22)	$—

Amounts recognized in the consolidated balance sheet as of June 30, 2006
Accrued benefit liability	$—	$(47)	$—	$(5)	$—	$(24)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial gain	$(2)	$—	$(5)	$—	$(3)	$—

AOCI due to initial adoption of SFAS 158 (before tax)	$(2)	$—	$(5)	$—	$(3)	$—

The estimated net gain for the U.S. Pension and Medical Plans and the International Pension Plans that will be amortized from accumulated other comprehensive gain into net periodic pension costs in fiscal year 2008 is not significant.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additional year-end information for the U.S. Pension Plans and International Pension Plans with accumulated benefit obligations in excess of plan assets

The following sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. Pension Plans and International Pension Plans with accumulated benefit obligations in excess of plan assets (in millions):

	U.S.		International
	Pension Plans		Pension Plans
	2007	2006	2007	2006

Projected benefit obligation	$145	$142	$5	$20
Accumulated benefit obligation	$145	$142	$5	$13
Fair value of plan assets	$101	$95	$—	$15

As of June 30, 2007 the projected benefit obligation of the Germany pension plan exceeds plan assets by $5 million, as there are no assets in this plan.

Components of Net Periodic Benefit Cost

A summary of the components of net periodic benefit cost for the U.S. Pension Plans and International Pension Plans and U.S. Medical Plan is presented below (in millions):

	U.S. Pension Plans			International Pension Plans			U.S Medical Plan
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$—	$3	$4	$2	$2	$2	$1	$1	$1
Interest cost	8	9	9	1	1	1	1	1	1
Expected return on plan assets	(8)	(8)	(6)	(1)	(1)	(1)	—	—	—
Curtailment gain	—	(6)	—	—	—	—	—	—	—
Amortization of prior service cost	—	1	—	—	—	—	—	—	—
Recognized net actuarial loss	—	—	1	—	—	—	—	—	—

Net periodic benefit cost	$—	$(1)	$8	$2	$2	$2	$2	$2	$2

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans and U.S. Medical Plan are as follows:

	U.S. Pension Plans				U.S. Medical Plan
	2007		2006	2005	2007	2006	2005

Discount rate as of year-end	6.07%		6.09%	5.86%	6.07%	6.09%	5.86%
Range of compensation rate increase	N/A	*	4.75%	4.75%	N/A	N/A	N/A

*	The Company curtailed the U.S Pension Plan during the year ended June 30, 2006.

The Company uses the Moody’s long-term corporate bond yield indices for Aa bonds plus an additional 25 basis points to reflect the longer duration of the plans, as the discount rate used in the calculation of the benefit obligation.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans and the U.S. Medical Plan are as follows:

	U.S. Pension Plan(s)			U.S. Medical Plan
	2007	2006	2005	2007	2006	2005

Discount rate	6.09%	5.86%	6.00%	6.09%	5.86%	6.00%
Range of compensation rate increase	N/A *	4.75%	4.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.75%	8.75%	N/A	N/A	N/A

*	The Company curtailed the U.S Pension Plan during the year ended June 30, 2006.

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	Years Ended June 30,
	2007	2006	2005

Healthcare cost trend rate assumed for next year	10.00%	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2013

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point change in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost and the postretirement obligation.

Plan Assets

The fair value of plan assets for U.S. Pension Plans as of March 31, 2007 and 2006 was $101 million and $95 million, respectively. The fair value of plan assets for the International Pension Plans was $18 million and $15 million at April 30, 2007 and 2006, respectively.

The following table sets forth the asset allocation for U.S. and International Pension Plans’ assets at the measurement date:

	U.S.	International
	Pension Plans	Pension Plans

Equity securities	71%	70%
Debt securities	29%	28%
Other	—	2%

	100%	100%

The investment objective for the U.S. Pension Plans is to secure the benefit obligations to participants while minimizing costs to the Company. The goal is to optimize the long-term return on plan assets at an average level of risk. The portfolio of equity securities includes primarily large-capitalization U.S. companies with a mix of small-capitalization U.S. and international companies.

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $4 million, $2 million and $17 million for the years ended June 30, 2007, 2006 and 2005, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The U.S. and International Pension Plans’ and U.S. Medical Plan’s expected contributions to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows:

	U.S.	International	U.S.
	Pension Plans	Pension Plans	Medical Plan*

Estimated Net Contributions During Fiscal 2008:	$5	$—	$1
Estimated Future Year Benefit Payments During Years Ended June 30,:
2008	$5	$—	$1
2009	5	—	1
2010	5	—	1
2011	5	—	1
2012	6	—	2
2013 - 2017	37	2	9

*	Net of Part D Subsidy

The Company uses a measurement date of March 31st for the U.S. Pension Plans, U.S. Medical Plan and the Germany pension plan; a measurement date of April 30th is used for the United Kingdom pension plan.

Note 19.	Other Operating Expenses (Income), Net

Other operating expenses (income), net, consist of the following (in millions):

	Years Ended June 30,
	2007	2006	2005

(Gains) losses on asset acquisitions, closures and dispositions	$(5)	$(3)	$13
Impairment of long-lived assets	—	—	4
(Recovery) impairment of investments in franchisee debt	—	(2)	4
Litigation settlements and reserves	2	—	2
Other, net	2	3	11

Other operating expenses (income), net	$(1)	$(2)	$34

The $2 million of other, net within other operating income, net for the year ended June 30, 2007 included a realized gain of $7 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies offset by $7 million in cost associated with the lease termination of the Company’s proposed new headquarters, and $3 million in franchise workout costs.

The $3 million of other, net within other operating income, net for the year ended June 30, 2006 included a recovery of $1 million from investments in a joint venture in New Zealand that has since been dissolved, offset by $4 million of closed restaurant expenses incurred in the U.K. and the U.S.

The $11 million of other, net within other operating expense, net for the year ended June 30, 2005 included $5 million in settlement losses incurred with the acquisition of franchise restaurants, and $5 million in costs associated with the franchisee financial restructuring program (“FFRP”) program.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 20.	Commitments and Contingencies

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

In order to assist certain franchisees in making capital improvements to restaurants in need of remodeling, the Company provided commitments to fund capital expenditure loans (“Capex Loans”) and to make capital expenditures related to restaurant properties that the Company leases to franchisees. Capex Loans are typically unsecured, bear interest, and have 10-year terms. Through June 30, 2007, the Company has funded $4 million in Capex Loans and has made $3 million of improvements to restaurant properties that the Company leases to franchisees in connection with these commitments. As of June 30, 2007, the Company has potential commitments remaining to provide future Capex Loans of $7 million and to make up to $9 million of improvements to properties that the Company leases to franchisees. These notes extend over a period of up to five years.

The Company provided $2 million, $2 million and $3 million of temporary reductions in rent (“rent relief”) for certain franchisees that leased restaurant property from the Company in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, the Company has potential commitments remaining to provide future rent relief of up to $7 million extending over a period of up to 17 years.

Contingent cash flow subsidies represent potential commitments by the Company to provide future cash grants to certain franchisees for limited periods in the event of failure to achieve their debt service coverage ratio. No contingent cash flow subsidies were provided through June 30, 2007. The maximum contingent cash flow subsidy commitment for future periods as of June 30, 2007 is $3 million. Upon funding, in most instances, the subsidies will be added to the franchisee’s existing note balance.

Guarantees

The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees was $112 million as of June 30, 2007, expiring over an average period of seven years.

Other commitments arising out of normal business operations were $14 million and $10 million as of June 30, 2007 and 2006, respectively, of which $8 million and $6 million, respectively were guaranteed under bank guarantee arrangements.

Letters of Credit

As of June 30, 2007, there were $30 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payment for various insurance programs such as health and commercial liability insurance, all of which were issued under the Company’s $150 million revolving credit facility (See Note 11). As of June 30, 2007, no amounts had been drawn on of these irrevocable standby letters of credit.

As of June 30, 2007, the Company had posted bonds totaling $2 million, which related to certain utility deposits.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Vendor Relationships

In fiscal 2000, the Company entered into long-term, exclusive contracts with the Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply Company and franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2007, the Company estimates that it will take approximately 15 years to complete the Coca-Cola and Dr Pepper/ Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company has received upfront fees, which are being amortized over the term of the contracts. As of June 30, 2007 and 2006, the deferred amounts totaled $21 million and $23 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of income.

As of June 30, 2007, the Company had $12 million in aggregate contractual obligations for the year ended June 30, 2008 with a vendor providing information technology services under six separate arrangements. These contracts extend up to four years with a termination fee ranging from less than $1 million to $3 million during those years. The Company also has a separate arrangement with an aggregate contractual obligation of $4 million over 3 years with no early termination fee.

The Company also enters into commitments to purchase advertising. As of June 30, 2007, commitments to purchase advertising totaled $80 million.

Litigation

On July 10, 2007, a purported class action lawsuit was filed against the Company in the United States District Court for the Southern District of Florida. The plaintiff filed an amended complaint on August 3, 2007. The case alleges liability under the Fair and Accurate Credit Transactions Act for failure to truncate credit and debit card account numbers and/or omit the expiration date on customer receipts, and seeks monetary damages, including statutory damages, punitive damages, costs and attorneys’ fees, and a permanent injunction against the alleged unlawful practice. Similar complaints have recently been filed against many other retailers. The case is in the preliminary stages. Therefore, the Company is unable to determine the ultimate outcome of the litigation, and any ultimate effect on the Company’s business, financial position or cash flows. However, the Company believes it has strong defenses to this claim, and intends to vigorously defend against it, including the plaintiff’s efforts to certify a class action.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over the Company’s intellectual property. In the opinion of management, disposition of the matters will not materially affect the Company’s financial condition or results of operations.

Other

The Company carries insurance to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of June 30, 2007, the Company had recorded insurance reserves which totaled $37 million.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 21.	Segment Reporting

The Company operates in the fast food hamburger restaurant industry. Revenues include retail sales at Company-owned restaurants and franchise revenues. The business is managed as distinct geographic segments: United States and Canada, Europe, Middle East and Africa and Asia Pacific (“EMEA/APAC”), and Latin America.

Unallocated amounts reflected in certain tables below included corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

The following tables present revenues, income from operations, depreciation and amortization, total assets, long-lived assets and capital expenditures information by geographic segment (in millions):

	Years Ended June 30,
	2007	2006	2005

Revenues:
United States and Canada	$1,451	$1,382	$1,275
EMEA/APAC	681	576	586
Latin America	102	90	79

Total revenues	$2,234	$2,048	$1,940

Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $1,304 million, $1,239 million and $1,146 million for the years ended June 30, 2007, 2006 and 2005, respectively. Revenues in Germany totaled $308 million, $269 million and $262 million for the years ended June 30, 2007, 2006 and 2005, respectively.

	Years Ended June 30,
	2007	2006	2005

Operating Income:
United States and Canada	$336	$295	$255
EMEA/APAC	54	62	36
Latin America	35	29	25
Unallocated	(134)	(216)	(165)

Total income from operations	291	170	151
Interest expense, net	67	72	73
Loss on early distinguishment of debt	1	18	—

Income before income taxes	223	80	78
Income tax expense	75	53	31

Net income	$148	$27	$47

	Years Ended June 30,
	2007	2006	2005

Depreciation and Amortization:
United States and Canada	$61	$60	$52
EMEA/APAC	13	9	4
Latin America	4	3	2
Unallocated	11	16	16

Total depreciation and amortization	$89	$88	$74

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Years Ended June 30,
	2007	2006

Assets:
United States and Canada	$1,843	$1,978
EMEA/APAC	587	498
Latin America	58	45
Unallocated	29	31

Total assets	$2,517	$2,552

	Years Ended June 30,
	2007	2006

Long-Lived Assets:
United States and Canada	$827	$854
EMEA/APAC	125	114
Latin America	40	35
Unallocated	29	31

Total long-lived assets	$1,021	$1,034

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of the Company’s total long-lived assets as of June 30, 2007 and 2006. Long-lived assets in the United States, including the unallocated portion, totaled $786 million and $813 million as of June 30, 2007 and 2006, respectively.

	Years Ended June 30,
	2007	2006	2005

Capital Expenditures:
United States and Canada	$41	$43	$40
EMEA/APAC	25	17	27
Latin America	8	10	8
Unallocated	13	15	18

Total capital expenditures	$87	$85	$93

The goodwill reflected in the Company’s consolidated balance sheets of $23 million and $20 million as of June 30, 2007 and 2006, respectively, was primarily attributable to the Company’s United States and Canada geographic segment.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 22.	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data):

	Quarters Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007

Revenue	$546	$559	$539	$590
Operating income	$82	$75	$62	$72
Net income	$40	$38	$34	$36
Basic earnings per share	$0.30	$0.28	$0.25	$0.26
Diluted earnings per share	$0.30	$0.28	$0.25	$0.26

	Quarters Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006

Revenue	$508	$512	$495	$533
Operating income	$72	$70	$14	$14
Net income	$22	$27	$(12)	$(10)
Basic earnings per share	$0.21	$0.25	$(0.11)	$(0.08)
Diluted earnings per share	$0.20	$0.24	$(0.11)	$(0.08)

Quarterly results were impacted by timing of expenses and charges which affect comparability of results. The impact of these items during each quarter for fiscal 2007 and 2006 was as follows:

	For the Quarters Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2007	2007	2006	2006	2006	2006	2005	2005

Selling, general and administrative
Franchise system distress impact(a)	$—	$—	$—	$—	$(1)	$—	$—	$1
Global reorganization and realignment	—	—	—	—	7	2	1	—
Compensatory make-whole payment	—	—	—	—	—	34	—	—
Executive severance	—	—	—	—	5	—	—	—

Total effect on SG&A	—	—	—	—	11	36	1	1
Fees paid to affiliates
Management fee	—	—	—	—	1	2	3	3
Management termination fee	—	—	—	—	30	—	—	—

Total fees paid to affiliates	—	—	—	—	31	2	3	3
Other operating (income) expenses (“OIE”), net
Termination of global headquarters lease	7	—	—	—	—	—	—	—
Franchise system distress impact(b)	—	—	—	—	1	(2)	1	—

Total effect on OIE, net	7	—	—	—	1	(2)	1	—
Total effect on income from operations	7	—	—	—	43	36	5	4

Interest on $350 million loan repaid at IPO	—	—	—	—	3	3	—	—
Loss on early extinguishment of debt	—	—	—	—	4	1	—	13

Total effect on income before income taxes	$7	$—	$—	$—	$50	$40	$5	$17

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(a)	Represents bad debt expense (recoveries), incremental advertising contributions and the internal and external costs of FFRP program administration.

(b)	Represents (recoveries) reserves on acquired debt, net and other items included within operating (income) expenses, net

Note 23.	Subsequent Events

On July 31, 2007, the Company prepaid an additional $25 million of term debt reducing the total outstanding debt balance to $847 million. As a result of this payment, the next scheduled principal payment on the amended facility is the June 30, 2009 principal payment of $7 million on the Term Loan A.

On August 28, 2007, the Company declared a quarterly dividend of $0.0625 per share payable on September 28, 2007 to shareholders of record on September 14, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

On March 19, 2007, the Company paid a one-time cash bonus in the amount of $300,000 to Russell B. Klein, the Company’s President, Global Marketing, Strategy and Innovation, in recognition of his extraordinary performance.

On May 30, 2007, the Compensation Committee of the Board of Directors approved a $50,000 increase to the base salary of Ben K. Wells, the Company’s Chief Financial Officer, effective as of July 1, 2007, so as to bring his base salary into the desired competitive range. A copy of the letter agreement dated July 12, 2007 amending Mr. Wells’ employment agreement is attached as Exhibit 10.41 to this Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding our executive officers set forth below required by Item 401 of Regulation S-K, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after June 30, 2007. We refer to this proxy statement as the 2007 Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

John W. Chidsey	45	Chief Executive Officer and Director
Russell B. Klein	50	President, Global Marketing, Strategy and Innovation
Ben K. Wells	53	Chief Financial Officer
James F. Hyatt	51	Chief Operations Officer
Peter C. Smith	51	Chief Human Resources Officer
Anne Chwat	48	General Counsel and Secretary
Charles M. Fallon, Jr.	44	President, North America
Amy E. Wagner	42	Senior Vice President, Investor Relations and Global Communications
Christopher M. Anderson	40	Senior Vice President and Controller

John W. Chidsey has served as our Chief Executive Officer and a member of our board since April 2006. From September 2005 until April 2006, he was our President and Chief Financial Officer and from June 2004 until September 2005, he was our President, North America. Mr. Chidsey joined us as Executive Vice President, Chief Administrative and Financial Officer in March 2004 and held that position until June 2004. From January 1996 to March 2003, Mr. Chidsey served in numerous positions at Cendant Corporation, most recently as Chief Executive Officer of the Vehicle Services Division and the Financial Services Division.

Russell B. Klein has served as our President, Global Marketing, Strategy and Innovation since June 2006. Previously, he served as Chief Marketing Officer from June 2003 to June 2006. From August 2002 to May 2003, Mr. Klein served as Chief Marketing Officer at 7-Eleven Inc. From January 1999 to July 2002, Mr. Klein served as a Principal at Whisper Capital.

Ben K. Wells has served as our Chief Financial Officer since April 2006. From May 2005 to April 2006, Mr. Wells served as our Senior Vice President, Treasurer. From June 2002 to May 2005 he was a Principal and Managing Director at BK Wells & Co., a corporate treasury advisory firm in Houston, Texas. From June 1987 to June 2002, he was at Compaq Computer Corporation, most recently as Vice President, Corporate Treasurer. Before joining Compaq, Mr. Wells held various finance and treasury responsibilities over a 10-year period at British Petroleum.

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

Charles M. Fallon, Jr. has served as our President, North America since June 2006. From November 2002 to June 2006, Mr. Fallon served as Executive Vice President of Revenue Generation for Cendant Car Rental Group, Inc. Mr. Fallon served in various positions with Cendant Corporation including Executive Vice President of Sales for Avis Rent-A-Car from August 2001 to October 2002.

Amy E. Wagner has served as our Senior Vice President, Investor Relations and Global Communications since June 2007. Previously she served as Senior Vice President, Investor Relations from April 2006 to June 2007. From February 1990 to April 2006, Ms. Wagner served in various corporate finance positions at Ryder System, Inc., including as Vice President, Risk Management and Insurance Operations from January 2003 to April 2006 and Group Director, Investor Relations from June 2001 to January 2003.

Christopher M. Anderson has served as our Senior Vice President and Controller since July 1, 2007. From February 2005 through June 2007, he served as our Vice President and Controller. From May 2002 to February 2005, Mr. Anderson served as Director of Finance and Controller for Hewlett-Packard. From February 2000 through May 2002, he served as Director of Finance and Controller for Compaq Computer Corporation.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Company’s 2007 Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	All Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number		Description

3	.1*	Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.
3	.2*	Amended and Restated By-Laws of Burger King Holdings, Inc.
4	.1**	Form of Common Stock Certificate

Exhibit
Number		Description

10	.1**	Amended and Restated Credit Agreement, dated February 15, 2006, among Burger King Corporation, Burger King Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., RBC Capital Markets and Wachovia Bank, National Association, as documentation agents
10	.2**	Form of Amended and Restated Shareholders’ Agreement by and among Burger King Holdings, Inc., Burger King Corporation, TPG BK Holdco LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000-Direct Investment Fund, L.P., Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC and BCIP TCV, LLC
10	.3**†	Form of Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its officers
10	.4**†	Form of Board Member Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its directors
10	.5**†	Amendment to the Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and John W. Chidsey
10	.6**†	Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and Gregory D. Brenneman
10	.7**	Management Agreement, dated December 13, 2002, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC
10	.8**	Letter Agreement Terminating the Management Agreement, dated as of February 3, 2006, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC
10	.9**	Lease Agreement, dated as of May 10, 2005, between CM Lejeune, Inc. and Burger King Corporation
10	.10**†	Burger King Holdings, Inc. Equity Incentive Plan
10	.11**†	Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.12**†	Burger King Corporation Fiscal Year 2006 Executive Team Restaurant Support Incentive Plan
10	.13**†	Form of Management Restricted Unit Agreement
10	.14**†	Form of Amendment to Management Restricted Unit Agreement
10	.15**†	Management Restricted Unit Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation, dated as of October 8, 2004
10	.16**†	Special Management Restricted Unit Agreement among Peter C. Smith, Burger King Holdings, Inc. and Burger King Corporation, dated as of December 1, 2003
10	.17**†	Form of 2003 Management Stock Option Agreement
10	.18**†	Form of 2005 Management Stock Option Agreement

Exhibit
Number		Description

10	.19**†	Form of Board Member Stock Option Agreement
10	.20**†	Form of Special Management Stock Option Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation
10	.21**†	Management Stock Option Agreement among Gregory D. Brenneman, Burger King Holdings, Inc. and Burger King Corporation, dated as of August 1, 2004
10	.22**†	Stock Option Agreement among Armando Codina, Burger King Holdings, Inc. and Burger King Corporation, dated as of February 14, 2006
10	.23**†	Employment Agreement between John W. Chidsey and Burger King Corporation, dated as of April 7, 2006
10	.24*†	Employment Agreement between Russell B. Klein and Burger King Corporation, dated as of April 20, 2006
10	.25**†	Employment Agreement between Ben K. Wells, and Burger King Corporation, dated as of April 7, 2006
10	.26**†	Employment Agreement between James F. Hyatt and Burger King Corporation, dated as of April 20, 2006
10	.27**†	Employment Agreement between Peter C. Smith and Burger King Corporation, dated as of April 20, 2006
10	.28**†	Separation and Consulting Services Agreement between Gregory D. Brenneman and Burger King Corporation, dated as of April 6, 2006
10	.29**†	Separation Agreement between Bradley Blum and Burger King Corporation, dated as of July 30, 2004
10	.30**†	Restricted Stock Unit Award Agreement between Burger King Holdings, Inc. and John W. Chidsey, dated as of May 2006
10	.31**†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.32**†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Equity Incentive Plan
10	.33**†	Form of Option Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.34**†	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan
10	.35***†	Form of Performance Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.36***†	Form of Retainer Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.37***†	Form of Annual Deferred Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.38****†	Employment Agreement between Anne Chwat and Burger King Corporation dated as of April 20, 2006
10	.39*****	Agreement of Termination and Cancellation of Lease
10	.40******†	Burger King Savings Plan, including all amendments thereto
10	.41†	Letter Agreement between Ben K. Wells and Burger King Corporation dated July 12, 2007 amending the Employment Agreement between Ben K. Wells and Burger King Corporation dated as of April 7, 2006
14	.1*	Burger King Code of Business Ethics and Conduct (Filed as Exhibit 14 to the Annual Report on Form 10-K dated August 31, 2006)
14.2		Code of Ethics for Executive Officers
14.3		Code of Conduct for Directors
21.1		List of Subsidiaries of the Registrant

Exhibit
Number	Description

23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated August 31, 2006

**	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

***	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006

****	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated February 2, 2007

*****	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated May 9, 2007

******	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-8 (File No. 333-144592)

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ John W. Chidsey Name: John W. Chidsey Title: Chief Executive Officer and Director
Date:   September 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Chidsey John W. Chidsey	Chief Executive Officer and Director (principal executive officer)	September 7, 2007

/s/ Ben K. Wells Ben K. Wells	Chief Financial Officer (principal financial officer)	September 7, 2007

/s/ Christopher M. Anderson Christopher M. Anderson	Senior Vice President and Controller (principal accounting officer)	September 7, 2007

/s/ Brian Thomas Swette Brian Thomas Swette	Non-Executive Chairman	September 7, 2007

/s/ Andrew B. Balson Andrew B. Balson	Director	September 7, 2007

/s/ David Bonderman David Bonderman	Director	September 7, 2007

/s/ Richard W. Boyce Richard W. Boyce	Director	September 7, 2007

/s/ David A. Brandon David A. Brandon	Director	September 7, 2007

/s/ Ronald M. Dykes Ronald M. Dykes	Director	September 7, 2007

/s/ Peter R. Formanek Peter R. Formanek	Director	September 7, 2007

/s/ Manuel A. Garcia Manuel A. Garcia	Director	September 7, 2007

Signature	Title	Date

/s/ Adrian Jones Adrian Jones	Director	September 7, 2007

/s/ Sanjeev K. Mehra Sanjeev K. Mehra	Director	September 7, 2007

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	September 7, 2007

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	September 7, 2007

Exhibit
Number		Description

3	.1*	Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.
3	.2*	Amended and Restated By-Laws of Burger King Holdings, Inc.
4	.1**	Form of Common Stock Certificate
10	.1**	Amended and Restated Credit Agreement, dated February 15, 2006, among Burger King Corporation, Burger King Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., RBC Capital Markets and Wachovia Bank, National Association, as documentation agents
10	.2**	Form of Amended and Restated Shareholders’ Agreement by and among Burger King Holdings, Inc., Burger King Corporation, TPG BK Holdco LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000-Direct Investment Fund, L.P., Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC and BCIP TCV, LLC
10	.3**†	Form of Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its officers
10	.4**†	Form of Board Member Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its directors
10	.5**†	Amendment to the Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and John W. Chidsey
10	.6**†	Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and Gregory D. Brenneman
10	.7**	Management Agreement, dated December 13, 2002, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC
10	.8**	Letter Agreement Terminating the Management Agreement, dated as of February 3, 2006, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC
10	.9**	Lease Agreement, dated as of May 10, 2005, between CM Lejeune, Inc. and Burger King Corporation
10	.10**†	Burger King Holdings, Inc. Equity Incentive Plan
10	.11**†	Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.12**†	Burger King Corporation Fiscal Year 2006 Executive Team Restaurant Support Incentive Plan
10	.13**†	Form of Management Restricted Unit Agreement
10	.14**†	Form of Amendment to Management Restricted Unit Agreement
10	.15**†	Management Restricted Unit Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation, dated as of October 8, 2004

Exhibit
Number		Description

10	.16**†	Special Management Restricted Unit Agreement among Peter C. Smith, Burger King Holdings, Inc. and Burger King Corporation, dated as of December 1, 2003
10	.17**†	Form of 2003 Management Stock Option Agreement
10	.18**†	Form of 2005 Management Stock Option Agreement
10	.19**†	Form of Board Member Stock Option Agreement
10	.20**†	Form of Special Management Stock Option Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation
10	.21**†	Management Stock Option Agreement among Gregory D. Brenneman, Burger King Holdings, Inc. and Burger King Corporation, dated as of August 1, 2004
10	.22**†	Stock Option Agreement among Armando Codina, Burger King Holdings, Inc. and Burger King Corporation, dated as of February 14, 2006
10	.23**†	Employment Agreement between John W. Chidsey and Burger King Corporation, dated as of April 7, 2006
10	.24*†	Employment Agreement between Russell B. Klein and Burger King Corporation, dated as of April 20, 2006
10	.25**†	Employment Agreement between Ben K. Wells, and Burger King Corporation, dated as of April 7, 2006
10	.26**†	Employment Agreement between James F. Hyatt and Burger King Corporation, dated as of April 20, 2006
10	.27**†	Employment Agreement between Peter C. Smith and Burger King Corporation, dated as of April 20, 2006
10	.28**†	Separation and Consulting Services Agreement between Gregory D. Brenneman and Burger King Corporation, dated as of April 6, 2006
10	.29**†	Separation Agreement between Bradley Blum and Burger King Corporation, dated as of July 30, 2004
10	.30**†	Restricted Stock Unit Award Agreement between Burger King Holdings, Inc. and John W. Chidsey, dated as of May 2006
10	.31**†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.32**†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Equity Incentive Plan
10	.33**†	Form of Option Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.34**†	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan
10	.35***†	Form of Performance Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.36***†	Form of Retainer Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.37***†	Form of Annual Deferred Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan
10	.38****†	Employment Agreement between Anne Chwat and Burger King Corporation dated as of April 20, 2006
10	.39*****	Agreement of Termination and Cancellation of Lease
10	.40******†	Burger King Savings Plan, including all amendments thereto
10	.41†	Letter Agreement, between Ben K. Wells and Burger King Corporation dated July 12, 2007 amending the Employment Agreement between Ben K. Wells and Burger King Corporation dated as of April 7, 2006

Exhibit
Number		Description

14	.1*	Burger King Code of Business Ethics and Conduct (Filed as Exhibit 14 to the Annual Report on Form 10-K dated August 31, 2006)
14.2		Code of Ethics for Executive Officers
14.3		Code of Conduct for Directors
21.1		List of Subsidiaries of the Registrant
23.1		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated August 31, 2006

**	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

***	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006

****	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated February 2, 2007

*****	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated May 9, 2007

******	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-8 (File No. 333-144592)

†	Management contract or compensatory plan or arrangement