Form 10-Q
period 2007-09-30
Burger King Holdings Inc
filed 2007-11-05
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2007, there were 135,212,791 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	June 30,
	2007	2007
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$162	$170
Trade and notes receivable, net	122	125
Prepaids and other current assets	59	66
Deferred income taxes, net	48	43

Total current assets	391	404

Property and equipment, net	881	879
Intangible assets, net	995	986
Goodwill	23	23
Net investment in property leased to franchisees	138	142
Other assets, net	102	83

Total assets	$2,530	$2,517

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$69	$106
Accrued advertising	97	64
Other accrued liabilities	239	259
Current portion of long term-debt and capital leases	5	5

Total current liabilities	410	434

Term debt, net of current portion	846	871
Capital leases, net of current portion	69	67
Other deferrals and liabilities	355	334
Deferred income taxes, net	103	95

Total liabilities	1,783	1,801

Commitments and Contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 135,162,087 and 133,058,640 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	1	1
Restricted stock units	3	3
Additional paid-in capital	577	574
Retained earnings	175	134
Accumulated other comprehensive income	1	8
Treasury stock, at cost; 930,407 and 673,430 shares, at September 30, 2007 and June 30, 2007, respectively	(10)	(4)

Total stockholders’ equity	747	716

Total liabilities and stockholders’ equity	$2,530	$2,517

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$441	$405
Franchise revenues	131	113
Property revenues	30	28

Total revenues	602	546

Company restaurant expenses:
Food, paper and product costs	137	122
Payroll and employee benefits	131	119
Occupancy and other operating costs	105	102

Total company restaurant expenses	373	343

Selling, general and administrative expenses	119	112
Property expenses	14	16
Other operating (income) expense, net	—	(7)

Total operating costs and expenses	506	464

Income from operations	96	82

Interest expense	18	19
Interest income	(2)	(2)

Total interest expense, net	16	17
Loss on early extinguishment of debt	—	1

Income before income taxes	80	64
Income tax expense	31	24

Net income	$49	$40

Earnings per share:
Basic	$0.36	$0.30
Diluted	$0.35	$0.30

Weighted average shares outstanding:
Basic	135.2	133.1
Diluted	137.7	135.9

Dividends per common share	$0.06	$—
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
	(In millions)
Cash flows from operating activities:
Net income	$49	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21	22
Gain on hedging activities	(1)	—
Gain on remeasurement of foreign denominated transactions	(19)	—
Gain on asset disposals	(2)	(7)
Provision for doubtful accounts, net of recoveries	—	(2)
Loss on early extinguishment of debt	—	1
Stock-based compensation	2	1
Deferred income taxes	13	(2)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	3	(2)
Prepaids and other current assets	8	(10)
Accounts and drafts payable	(38)	(39)
Accrued advertising	32	19
Other accrued liabilities	(6)	(80)
Other long-term assets and liabilities	(21)	12

Net cash provided by (used for) operating activities	41	(47)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(268)
Proceeds from sale of available-for-sale securities	—	257
Payments for property and equipment	(23)	(13)
Proceeds from asset disposals and restaurant closures	8	12
Investment in franchisee debt	—	(3)

Net cash used for investing activities	(15)	(15)

Cash flows from financing activities:
Repayments of term debt, credit facility and capital leases	(27)	(51)
Dividends paid on common stock	(8)	—
Stock option exercises	1	—
Excess tax benefits from stock-based compensation	1	1
Repurchases of common stock	(6)	(1)

Net cash used for financing activities	(39)	(51)

Effect of exchange rates on cash and cash equivalents	5	—
Decrease in cash and cash equivalents	(8)	(113)
Cash and cash equivalents at beginning of period	170	259

Cash and cash equivalents at end of period	$162	$146

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
	(In millions)
Supplemental cash flow disclosures:
Interest paid (1)	$17	$9
Income taxes paid (2)	$17	$94
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$2	$3

(1)	Amount for the three months ended September 30, 2007 is net of swap interest income of less than $1 million. Amount for three months ended September 30, 2006 is net of $11 million received upon termination of interest rate swaps.

(2)	Amount for the three months ended September 30, 2006 includes payment of $82 million in income taxes incurred, primarily resulting from the realignment of the Company’s European and Asian businesses completed in July 2006.
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Basis of Presentation
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. It is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. As of September 30, 2007, the Company was approximately 58% owned by private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).
     The Company generates revenues from three sources: (i) sales at restaurants owned by the Company; (ii) royalties and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees. The Company receives monthly royalties and advertising contributions from franchisees based on a percentage of restaurant sales.
Basis of Presentation and Consolidation
     The Company has prepared the accompanying Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 7, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for the three months ended September 30, 2007 do not necessarily indicate the results that may be expected for the full year.
     The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company has consolidated, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”, one joint venture that operates restaurants where the Company is a 49% partner, but is deemed to be the primary beneficiary, as the joint venture agreement provides protection to the joint venture partner from absorbing expected losses. The results of operations of this joint venture are not material to the Company’s results of operations and financial position.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Actual results could differ from those estimates.
Restricted Assets
     Included in other assets, net in the accompanying condensed consolidated balance sheets are restricted investment securities, which consist of investments in various mutual funds made by eligible employees as part of the Company’s deferred compensation plan. Such investments are held in a Rabbi trust whereby all assets of the trust are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Rabbi trust is required to be consolidated into the Financial Statements in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Prior to July 1, 2007, participants received a fixed return from the Company on amounts they contributed into the deferred compensation plan. Subsequent to July 1, 2007, participants receive returns based on the mutual funds that they selected.
     The investment securities in the Rabbi trust have been designated by the Company as trading in accordance with Statement of Financial Accounting Standards (“SFAS”) No.115, “Accounting for Certain Investments in Debt and Equity Securities”, and are carried at fair value in the accompanying condensed consolidated balance sheets, with unrealized trading gains and losses recorded in earnings. The fair value of the investment securities held in the Rabbi trust was $22 million as of September 30, 2007. Net unrealized trading gains of less than $1 million, recorded during the three months ended September 30, 2007 for investment securities still held in the Rabbi trust as of September 30, 2007, are reflected in other operating (income) expense, net in the accompanying condensed consolidated statements of operations.
Inventories
     Inventories, totaling $15 million as of both September 30, 2007 and June 30, 2007 are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying consolidated balance sheets.
Note 2. Stock-based Compensation
     On July 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company was required to adopt SFAS No.123R using a combination of the prospective and modified prospective methods, which required the Company to apply the prospective method for awards granted prior to the Company filing its registration statement on Form S-1 to become a public company (February 16, 2006), as the Company used the minimum value method for these awards for disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and the modified prospective method for all awards granted subsequent to the Company becoming a public company (subsequent to February 16, 2006).
     The Company recorded $2 million and $1 million of pre-tax stock-based compensation expense for the three months ended September 30, 2007 and 2006, respectively.
     In August 2007, the Company granted 1.2 million nonqualified stock options (“the August 2007 options”) under the Company’s Equity Incentive Plan and 0.5 million of restricted stock (the “August 2007 restricted stock awards”) and performance-based restricted stock awards (“the August 2007 PBRS awards”) under the Company’s 2006 Omnibus Incentive Plan as long-term incentive compensation to selected executives and other key employees. The Company performance measure for the August 2007 PBRS awards is the Company’s profit before taxes for fiscal year 2008. In August 2007, the Company also granted an additional 55,000 performance-based restricted shares to selected executives and other key employees in connection with performance-based restricted stock awards granted in August 2006 based on the Company’s performance during fiscal 2007.
     The Company uses the Black-Scholes option pricing model to calculate the grant date estimated fair value of options awarded to employees. As a newly public company, the Company had previously elected, for options granted subsequent to the adoption of SFAS No. 123R, to base the estimate of expected volatility of its common stock for the Black-Scholes model on the historical volatility of a group of its peers, as permitted under SFAS No. 123R and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No.107. The weighted average expected volatility of the Company’s peer group was 33.01% for options granted during the year ended June 30, 2007.
     During the quarter ended September 30, 2007, the Company determined it had sufficient information regarding the historical volatility of its stock price and implied volatility of its exchange-traded options to incorporate a portion of these volatilities into the calculation of expected volatility used in the Black-Scholes model.
     The grant date estimated fair value of the August 2007 options was $7.92 and was based on the Black-Scholes model using the following weighted average assumptions:

Risk-free interest rate	4.40%
Expected term (in years)	6.25
Expected volatility	29.35%
Expected dividend yield	1.07%
     The fair value of the August 2007 restricted stock awards and the August 2007 PBRS awards was $23.35 per share, representing the closing share price of the Company’s common stock on the grant date, and assumes that the Company target performance will be achieved. The amount of stock-based compensation recorded by the Company for the August 2007 PBRS awards may be adjusted up or down each reporting period during the performance period, based on the Company’s probable performance over the performance period. At the end of the one-year performance period, the number of the August 2007 PBRS awards will be adjusted to the actual awards earned based on the performance of the Company.
Note 3. Closures and Dispositions
     Gains and losses on closures and dispositions represent sales of Company-owned properties and other costs related to restaurant closures and sales of Company-owned restaurants to franchisees, referred to as “refranchisings”, and are recorded in other operating income, net in the accompanying condensed consolidated statements of income (See Note 11). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

	Three Months Ended
	September 30,
	2007	2006
Number of restaurant closures	5	4
Number of refranchisings	17	1

Net loss (gain) on restaurant closures, refranchisings, and dispositions of assets	$1	$(6)
     Included in the gain on restaurant closures, refranchisings, and disposition of assets for the three months ended September 30, 2006 is a $5 million gain from the sale of an investment in a non-consolidated joint venture in New Zealand.
Note 4. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	September 30,
	2007	2006
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$48,521,698	$40,444,857

Denominator:
Weighted average shares — basic	135,195,942	133,076,542
Effect of dilutive securities	2,538,382	2,849,970

Weighted average shares — diluted	137,734,324	135,926,512

Basic earnings per share	$0.36	$0.30
Diluted earnings per share	$0.35	$0.30
     The Company does not include unexercised nonqualified stock options with exercise prices equal to or greater than the average market price in its computation of diluted earnings per share as those options would result in anti-dilution. For the three months ended September 30, 2007 and 2006, there were 0.7 million and 1.2 million, respectively, of anti-dilutive stock options outstanding.
Note 5. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended
	September 30,
	2007	2006
Net income	$49	$40
Translation adjustment	(1)	2
Cash flow hedges:
Net change in fair value of derivatives	(5)	(8)
Amounts reclassified to earnings during the period	(1)	(1)

Total other comprehensive loss	(7)	(7)

Total comprehensive income	$42	$33

Note 6. Other Accrued Liabilities and Other Deferrals and Liabilities
     Included in other accrued liabilities as of September 30, 2007 and June 30, 2007, were accrued payroll and employee-related benefit costs totaling $61 million and $99 million, respectively, and income taxes payable of $17 million at both September 30, 2007 and June 30, 2007.
     Included in other deferrals and liabilities as of September 30, 2007 and June 30, 2007 were unfavorable leases with a net book value of $206 million and $209 million, respectively.
Note 7. Long-Term Debt
     As of September 30, 2007 and June 30, 2007, the Company had $846 million and $872 million, respectively, of long-term debt outstanding. During the three months ended September 30, 2007, the Company prepaid $25 million of term debt. The current portion of long-term debt was less than $1 million and $1 million as of September 30, 2007 and June 30, 2007, respectively. As of September 30, 2007, the next scheduled principal payment on the Company’s long-term debt is June 30, 2009.
Note 8. Derivative Instruments
     Interest rate swaps
     As of September 30, 2007, the Company had interest rate swap contracts outstanding with a notional value of $380 million, a decrease of $60 million from June 30, 2007 due to swap contracts maturing during the quarter. The Company has designated the swaps as cash flow hedges under SFAS No. 133. These swaps were entered into in September 2006 and mature through September 2011 and are being used to hedge forecasted LIBOR-based interest payments on variable rate debt (hedged forecasted transaction). The fair value of these swaps is reflected in other deferrals and liabilities, with an offsetting unrealized loss in accumulated other comprehensive income (AOCI), in the accompanying condensed consolidated financial statements. During the three months ended September 30, 2007, less than $1 million was reclassified from AOCI and recognized into earnings as a reduction of interest expense in the accompanying condensed consolidated statements of income. There was no ineffectiveness recorded in earnings during the three months ended September 30, 2007 related to these swaps.
     In September 2006, the Company settled swaps that had been designated as cash flow hedges, which had a fair value of $12 million and terminated the hedge. Upon termination of the hedge, the balance in accumulated other comprehensive income represented the after-tax unrealized gain from the change in fair value of the swaps through the termination date. This balance is recognized into earnings as a reduction of interest expense over the remaining term of debt underlying the terminated hedge. During the three months ended September 30, 2007 and 2006, $1 million and $2 million, respectively, was recognized into pretax earnings as a reduction to interest expense in the accompanying condensed consolidated statements of income. An additional $1 million of pretax gain is expected to be recognized into earnings during the remainder of fiscal year 2008.

     Foreign currency forward contracts
     The Company enters into foreign currency forward contracts as economic hedges to offset the impact on earnings from the remeasurement of outstanding balances of intercompany loans denominated in foreign currencies. Remeasurement represents changes in the expected amount of cash flows to be received upon settlement of the intercompany loans resulting from a change in foreign exchange rates. The change in fair value of the forward contracts, together with the remeasurement gains and losses, are recorded in other operating (income) expense, net in the Company’s condensed consolidated statements of income. During the three months ended September 30, 2007, the Company recorded a loss of $18 million from the change in fair value of the forward contracts, offset by a gain of $19 million from remeasurement of the outstanding balances of intercompany loans. During the three months ended September 30, 2006, the Company recorded a gain of $5 million from the change in fair value of the forward contracts, offset by a loss of $3 million from remeasurement of the outstanding balances of intercompany loans. The $1 million and $2 million net gain for the three months ended September 30, 2007 and 2006, respectively, represents the portion of the change in fair value of the forward currency contracts attributable to the difference in spot and forward rates.
Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended
	September 30,
	2007	2006
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.0	2.6
Benefit and taxes related to foreign operations	5.9	(4.7)
Foreign exchange differential on tax benefits	(0.6)	(1.0)
Change in valuation allowance	(4.4)	2.7
Change in accrual for tax uncertainties	0.9	2.7
Other	(1.0)	0.2

Effective income tax rate	38.8%	37.5%

     Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
     Upon adoption, the Company had no material change to its unrecognized tax benefits as of July 1, 2007. The amount of unrecognized tax benefits at July 1, 2007 was approximately $19 million which, if recognized, would affect the effective income tax rate. During the three months ended September 30, 2007 the amount of additional unrecognized tax benefit was approximately $1 million which, if recognized, would affect the effective income tax rate.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2007 was $3 million, which was included as a component of the $19 million unrecognized tax benefit noted above. Potential interest and penalties associated with uncertain tax positions recognized during the three months ended September 30, 2007 were not significant, and are included as a component of the $1 million unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions are individually material. The Company is currently under audit by the Internal Revenue Service for fiscal years 2005 and 2006. The Company has various state income tax returns in the process of examination.

     The Company does not anticipate the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next 12 months.
Note 10. Retirement Plan and Other Postretirement Benefits
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and postretirement plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended
	September 30,
	2007	2006
Service cost-benefits earned during the period	$—	$1
Interest costs on projected benefit obligations	2	2
Expected return on plan assets	(2)	(2)
Recognized net actuarial loss	—	—

Net periodic benefit cost	$—	$1

     Other benefits costs were less than one million for the three months ended September 30, 2007 and 2006, respectively.
Note 11. Other Operating (Income) Expense, Net
     Other operating (income) expense, net for the three months ended September 30, 2007 was zero, compared to $7 million of income for the same period in the prior year. Activity recorded in other operating (income) expense during the three months ended September 30, 2007 includes a $1 million charge for litigation reserves, a $1 million charge for a future payment to be made to our sole distributor in the U.K, and a $1 million charge related to the write down of non-restaurant properties, offset by a gain of $2 million from disposal of assets and an unrealized gain of $1 million on investment securities. The $7 million of other operating expense, net for the three months ended September 30, 2006 includes a $6 million gain from the disposal of assets, which includes a $5 million gain on the sale of the Company’s interest in a non-consolidated joint venture in New Zealand and a $1 million gain from forward currency contracts used to hedge intercompany loans denominated in foreign currencies.
Note 12. Commitments and Contingencies
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
     In order to assist certain franchisees in making capital improvements to franchisee-owned restaurants in need of remodeling, the Company has provided loans to fund capital expenditures (“Capex Loans”). Capex Loans are typically unsecured, bear interest, and have 10-year terms. In addition, the Company has made capital improvements related to restaurant properties that the Company leases to franchisees. During the three months ended September 30, 2007, the Company funded less than $1 million in Capex Loans to franchisees, and made $1 million in improvements to restaurant properties that the Company leases to franchisees. As of September 30, 2007, the Company had commitments remaining to provide future Capex Loans of $7 million and to make up to $9 million of improvements to properties that the Company leases to franchisees. These commitments extend over a period of up to five years.
     The Company provided less than $1 million and $1 million of temporary reductions in rent (“rent relief”) for certain franchisees that leased restaurant properties from the Company during the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company has potential commitments remaining to provide future rent relief of up to an aggregate of $6 million extending over a period of up to 17 years.

     Contingent cash flow subsidies represent potential commitments by the Company to provide future cash grants to certain franchisees for limited periods in the event of failure to achieve their debt service coverage ratio. No contingent cash flow subsidies were provided to franchisees for the three months ended September 30, 2007. The maximum contingent cash flow subsidy commitment for future periods as of September 30, 2007 is $2 million, extending over a period of up to five years. Upon funding, in most instances, the subsidies will be added to the franchisee’s existing note balance.
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $109 million as of September 30, 2007, expiring over an average period of seven years.
     Other commitments arising out of normal business operations were $13 million as of September 30, 2007, of which $9 million was guaranteed under bank guarantee arrangements.
     Letters of Credit
     As of September 30, 2007, the Company had $29 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of September 30, 2007, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of September 30, 2007, the Company had posted bonds totaling $3 million, which related to certain utility deposits.
     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of September 30, 2007, the Company estimates that it will take approximately 15 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of September 30, 2007 and June 30, 2007, the deferred amounts totaled $19 million and $21 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of September 30, 2007, the Company had $10 million in aggregate contractual obligations for the year ended June 30, 2008 with vendors providing information technology services under seven separate arrangements. These contracts extend up to four years with a termination fee ranging from less than $1 million to $3 million during those years. The Company also has two separate arrangements with an aggregate contractual obligation of $6 million over 3 years with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of September 30, 2007, commitments to purchase advertising totaled $136 million.
     Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of September 30, 2007, the Company had a balance of $34 million in accrued liabilities to cover such claims.
Note 13. Segment Reporting
     The Company operates in the fast food hamburger restaurant category of the quick service segment of the restaurant industry. Revenues include sales at Company-owned restaurants, franchise revenues and property revenues. The business is managed in three distinct geographic segments: United States and Canada; Europe, the Middle East, Africa and Asia Pacific (“EMEA/APAC”); and Latin America.
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended
	September 30,
	2007	2006
Revenues:
United States and Canada	$392	$362
EMEA/APAC	183	159
Latin America	27	25

Total revenues	$602	$546

     Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $350 million for the three months ended September 30, 2007 compared to $324 million for the three months ended September 30, 2006. Revenues in Germany totaled $82 million for the three months ended September 30, 2007, compared to $73 million for the three months ended September 30, 2006.
     The unallocated amount reflected in the income from operations table below includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

	Three Months Ended
	September 30,
	2007	2006
Income from Operations:
United States and Canada	$97	$87
EMEA/APAC	20	20
Latin America	9	8
Unallocated	(30)	(33)

Total income from operations	$96	$82
Interest expense, net	16	17
Loss on early distinguishment of debt	—	1

Income before income taxes	$80	$64
Income tax expense	31	24

Net income	$49	$40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2007, and under Part II, Item 1A “Risk Factors”, “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter and our key business measures, as discussed below, for any future period may decrease.
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. Our system of restaurants includes restaurants owned by us as well as our franchisees. We are the second largest FFHR chain in the world as measured by the number of restaurant and sales system-wide. As of September 30, 2007 we owned or franchised a total of 11,290 restaurants in 69 countries and U.S. territories, of which 7,482 were located in the United States and Canada. At that date, 1,289 restaurants were Company-owned and 10,001 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
     Our business operates in three reportable segments: (1) the United States and Canada; (2) Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and (3) Latin America. We generate revenues from three sources: (1) sales at our Company restaurants; (2) royalties and franchise fees paid to us by our franchisees; and (3) property income from restaurants that we lease or sublease to franchisees. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth.
Business Highlights
     Our strategic plan (the “Global Go Forward Plan”) has four guiding principles: Grow Profitably (a market plan); Fund the Future (a financial plan); Fire up the Guest (a product plan); and Working Together (a people plan). Guided by our Global Go Forward plan and strong executive team leadership, our accomplishments since June 30, 2007 include:
•	the fifteenth consecutive quarter of positive system-wide comparable sales growth, our best comparable sales growth trend in more than a decade, including comparable sales growth of 5.9% for the first quarter of fiscal 2008;

•	the fourteenth consecutive quarter of positive comparable sales growth in the United States and Canada, including comparable sales growth of 6.6% for the first quarter of fiscal 2008;

•	all-time high average restaurant sales of $1.22 million for the trailing 12-months ended September 30, 2007;

•	promotional tie-ins with global marketing properties such as The Simpsons™ Movie and The Transformers™ Movie;

•	successful product promotions such as the Ultimate Double Whopper® sandwich, BBQ Bacon TenderCrisp® chicken sandwich, and the Spicy Chick’n Crisp™ sandwich offering on the BK™ Value Menu;

•	further improvement in our U.K. business demonstrated by higher comparable sales and traffic as a result of our continued focus on premium products, the sale of several Company restaurants to franchisees and development commitments from franchisees;

•	further reduction in debt of $25 million since June 30, 2007 to $846 million as of September 30, 2007; and

•	payment of our third quarterly cash dividend as a public company of $0.0625 cents per share.
     Our focus continues to be on the following:
•	driving further sales growth and profitability;

•	expanding our large international platform;

•	accelerating new restaurant development;

•	increased emphasis on Company restaurant remodelings and rebuilds; and

•	employing innovative marketing strategies and expanding product offerings.
Key Business Measures
     The following key business measures have been provided for the three months ended September 30, 2007 by reportable segment. Comparable sales growth and sales growth are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements. System-wide data represents measures for both Company-owned and franchise restaurants. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis. System-wide results are driven primarily by our franchise restaurants as approximately 90% of our system-wide restaurants are franchised.
Comparable Sales Growth
     Comparable sales growth refers to the change in restaurant sales in one period from a comparable period in the prior year for restaurants that have been open for thirteen months or longer as of the end of the most recent period. We believe comparable sales growth is a key indicator of our performance, as influenced by our strategic initiatives and those of our competitors.

	For the
	Three Months Ended
	September 30,
	2007	2006
	(In constant currencies)
Comparable Sales Growth:
United States and Canada	6.6%	2.6%
EMEA/APAC	4.6%	1.1%
Latin America	3.8%	6.1%
Total	5.9%	2.4%
     Our comparable sales growth for the three months ended September 30, 2007 was driven by our strategic initiatives related to operational excellence, innovative advertising featuring promotional tie-ins with global marketing properties such as The Simpsons™ Movie and The Transformers™ Movie, further development of menu items for our breakfast and late night dayparts, as well as our continued focus on our BK™ Value Menu and the promotion of premium products, such as the BBQ Bacon Tendercrisp® chicken sandwich and a limited time offer Angus Burger.

     In the United States and Canada, our comparable sales growth performance remained strong in the first quarter of fiscal 2008 fueled by improvements in our operations, the continued positive impact of our BK™ Value Menu and BK™ Breakfast Value Menu, strong promotional tie-ins with global marketing properties such as The Simpsons™ Movie and The Transformers™ Movie, the offering of premium products such as the Ultimate Double Whopper® sandwich, the BBQ Bacon Tendercrisp® chicken sandwich, and the introduction of the Spicy Chick’N Crisp™ sandwich to the BK™ Value Menu.
     In EMEA/APAC, comparable sales continues to improve in most major markets including the U.K., Australia, New Zealand and South Korea, with continued focus on operational improvement, marketing and advertising and on high quality premium offerings, such as a limited time offer Angus Burger, which generated higher margins, and the launch of the BK Fusions™ Real Dairy Ice Cream offerings in the United Kingdom.
     Latin America demonstrated strong results for the quarter and momentum continues to grow. These strong results were fueled primarily in Central America and South America, where higher margin indulgent products, such as the Extreme Burger and BK™ Stacker sandwich, and successful promotions featuring global marketing properties such as the The Simpsons™ Movie and The Transformers™ Movie, drove traffic and sales.
     Average Restaurant Sales
     Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and includes the impact of movement in foreign currency exchange rates. For the three months ended September 30, 2007, ARS was $327,000 compared to $300,000 for the same period in the prior year, an increase of 9%. The trailing 12-month ARS reached a record high of $1.22 million for the period ended September 30, 2007, as compared to $1.14 million for the trailing 12 months ended September 30, 2006, an increase of 7%. As of September 30, 2007 the last 50 free-standing restaurants that opened in the United States and have operated for at least 12 months generated ARS of $1.48 million, which is approximately 23% higher than the current U.S. system average.
     Our ARS improvement during the first three months of fiscal 2008 was primarily due to improved worldwide comparable sales, the opening of new restaurants with higher than average sales volumes and, to a lesser extent, the closure of under-performing restaurants. Our worldwide comparable sales were 5.9% for the three months ended September 30, 2007, driven primarily by the positive continued impact of our BK™ Value Menu, a full quarter of extended late night hours and the BK™ Breakfast Value Menu, strong promotional tie-ins with global marketing properties such as The Simpsons™ Movie and The Transformers™ Movie and the offering of premium products such as the Ultimate Double Whopper® sandwich and the BBQ Bacon Tendercrisp® chicken sandwich. We and our franchisees opened 440 new restaurants and closed 294 restaurants for a net of 146 restaurants opened during the twelve months ended September 30, 2007. We believe that continued improvement in the ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our restaurant system.
     Sales Growth
     Sales growth refers to the change in sales at all Company-owned and franchise restaurants from one period to another. Sales growth is an important indicator of the overall direction and trends of sales and income from operations on a system-wide basis. Sales growth is influenced by restaurant openings and comparable sales as well as the effectiveness of our advertising and marketing initiatives and featured products.

	For the
	Three Months Ended
	September 30,
	2007	2006
	(In constant currencies)
Sales Growth:

United States and Canada	6.7%	1.9%
EMEA/APAC	11.6%	6.9%
Latin America	14.4%	15.7%
Total Worldwide	8.5%	4.0%
     Sales growth continued on a positive trend during the three months ended September 30, 2007, as comparable sales and the number of restaurants continued to increase on a system-wide basis. We expect restaurant closures to continue to decline and restaurant openings to accelerate in most regions, with the exception of the United Kingdom, where we continue to work with certain franchisees to help them improve their financial health.
     Our sales growth in the United States and Canada during the three months ended September 30, 2007 reflects positive comparable sales growth and an increase in the number of newly built restaurants, offset by a net reduction in restaurant count. We had 7,482 restaurants in the United States and Canada as of September 30, 2007, compared to 7,521 restaurants as of September 30, 2006.
     EMEA/APAC demonstrated sales growth during the three months ended September 30, 2007 reflecting openings of new restaurants and positive comparable sales in most major markets. We had 2,892 restaurants in EMEA/APAC as of September 30, 2007 compared to 2,795 restaurants as of September 30, 2006.
     Latin America’s sales growth was driven by new restaurant openings and strong comparable sales during the three months ended September 30, 2007. We had 916 restaurants in Latin America as of September 30, 2007 compared to 828 restaurants as of September 30, 2006.
Other Operating Data

	As of
	September 30,
	2007	2006
Restaurant Count Data:
Number of Company restaurants:
United States and Canada	901	882
EMEA/APAC(1)	311	296
Latin America(2)	77	70

Total Company restaurants	1,289	1,248
Number of franchise restaurants:
United States and Canada	6,581	6,639
EMEA/APAC(1)	2,581	2,499
Latin America(2)	839	758

Total franchise restaurants	10,001	9,896

Total system-wide restaurants	11,290	11,144

	For the Three Months Ended
	September 30,
	2007	2006
Other Operating Data:
Comparable sales growth	5.9%	2.4%
Sales growth	8.5%	4.0%
Average restaurant sales (in thousands)	$327	$300
Segment Data:
Company restaurant revenues (in millions):
United States and Canada	$290	$271
EMEA/APAC(1)	135	119
Latin America(2)	16	15

Total Company restaurant revenues	$441	$405

Franchise revenues (in millions):
United States and Canada	$79	$70
EMEA/APAC(1)	41	33
Latin America(2)	11	10

Total franchise revenues	$131	$113

Company restaurant margins:
United States and Canada	15.3%	14.8%
EMEA/APAC(1)	14.4%	15.2%
Latin America(2)	23.8%	25.3%
Total Company restaurant margins	15.3%	15.3%
Income from operations (in millions):
United States and Canada	$97	$87
EMEA/APAC(1)	20	20
Latin America(2)	9	8
Unallocated(3)	(30)	(33)

Total from operations	$96	$82

Franchise sales (in millions)(4)	$3,226	$2,914
EBITDA (in millions)(5)	$117	$104

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

(4)	Franchise sales represent sales at franchise restaurants and revenues to our franchisees. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

(5)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. Capital expenditures, which impact depreciation and amortization, interest expense and income tax expense, are reviewed separately by management. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

While EBITDA is not a recognized measure under generally accepted accounting principles, (“GAAP”), management uses it to evaluate and forecast our business performance. This non-GAAP financial measure has certain material limitations, including:
▪	it does not include interest expense, net. Because we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore, any measure that excludes interest expense has material limitations;

▪	it does not include depreciation and amortization expenses. Because we use capital assets, depreciation and amortization are a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation and amortization expenses has material limitations; and

▪	it does not include provision for taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations.
Management believes that EBITDA provides both management and investors with a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. EBITDA is not intended to be a measure of liquidity or cash flows from operations nor a measure comparable to net income.
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended
	September 30,
	2007	2006
	(In millions)
Net income	$49	$40
Interest expense, net	16	17
Loss on early extinguishment of debt	—	1
Income tax expense	31	24
Depreciation and amortization	21	22

EBITDA	$117	$104

Results of Operations for the Three Months Ended September 30, 2007
     The following table presents our results of operations for the three months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,
	2007	2006
			Increase/
	Amount	Amount	(Decrease)
	(Dollars in millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$441	$405	9%
Franchise revenues	131	113	16%
Property revenues	30	28	7%

Total revenues	602	546	10%
Company restaurant expenses	373	343	9%
Selling, general and administrative expenses	119	112	6%
Property expenses	14	16	(13)%
Other operating (income) expense, net	—	(7)	NM

Total operating costs and expenses	506	464	9%

Income from operations	96	82	17%
Interest expense	18	19	(5)%
Interest income	(2)	(2)	—%

Interest expense, net	16	17	(6)%
Loss on early extinguishment of debt	—	1	NM

Income before income taxes	80	64	25%
Income tax expense	31	24	29%

Net income	$49	$40	23%

Earnings per share — basic	$0.36	$0.30	20%
Earnings per share — diluted	$0.35	$0.30	17%

Weighted average shares — basic	135.2	133.1
Weighted average shares — diluted	137.7	135.9

(1)	— Earnings per share is calculated using whole dollars and shares.

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
     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by 9% to $441 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of an increase in net restaurants and positive worldwide Company comparable sales of 3.1%. During the twelve months ended September 30, 2007, we added 41 restaurants (net of closures and refranchisings). Approximately $12 million, or 33%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.

     In the United States and Canada, Company restaurant revenues increased by 7% to $290 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily from strong Company comparable sales in this segment of 3.6% and the addition of 19 Company restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2007. Approximately $3 million, or 16%, of the increase in Company restaurant revenues was due to the favorable impact in the movement of foreign currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues increased by 13% to $135 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of the addition of 15 restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2007 and positive Company comparable sales in this segment of 2.5%. Approximately $10 million, or 63%, of the increase in Company restaurant revenues, was due to the favorable impact in the movement of foreign currency exchange rates in EMEA.
     In Latin America, Company restaurant revenues increased by 7% to $16 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of seven additional restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2007, partially offset by negative Company comparable sales in this segment of 0.6% due to the highly successful 15th-year Whopper® anniversary promotion featured in the previous year in Mexico. The impact on Company revenues of foreign currency was not significant in this segment.
     Franchise revenues
     Total franchise revenues increased by 16% to $131 million during the three months ended September 30, 2007 compared to the same period in the prior year, driven by positive worldwide franchise comparable sales of 6.3% during the quarter, an increase in effective royalty rates in the U.S., and a net increase of 105 in the number of franchise restaurants (net of restaurant closures and acquisitions of franchise restaurants by the Company) during the twelve months ended September 30, 2007. Approximately $2 million, or 11%, of the increase in franchise revenues, was due to the favorable impact from the movement of foreign currency exchange rates.
     In the United States and Canada, franchise revenues increased by 13% to $79 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of positive franchise comparable sales in this segment of 7.0% and an increase in effective royalty rates in the U.S., partially offset by the elimination of royalties from a net reduction of 58 franchise restaurants during the twelve months ended September 30, 2007. The impact on franchise revenues of foreign currency was not significant in this segment.
     In EMEA/APAC, franchise revenues increased by 24% to $41 million during the three months ended September 30, 2007 compared to the same period in the prior year, driven by an increase of 82 restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the twelve months ended September 30, 2007 and positive franchise comparable sales in this segment of 4.9% during the quarter. Approximately $2 million, or 25%, of the increase in franchise revenues, was due to favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 10% to $11 million during the three months ended September 30, 2007 compared to the same period in the prior year, as a result of positive franchise comparable sales in this segment of 4.2% and the addition of 81 franchise restaurants (net of closures) during the twelve months ended September 30, 2007. The impact on franchise revenues of foreign currency was not significant in this segment.
     Property Revenues
     Total property revenues increased by $2 million, or 7%, for the three months ended September 30, 2007 compared to the same period in the prior year primarily from an increase in worldwide franchise comparable sales of 6.3% partially offset by a decrease in the number of properties we lease or sublease to franchisees due to franchise restaurants that were closed or acquired by us.
     In the United States and Canada, property revenues increased by $1 million to $23 million for the three months ended September 30, 2007 compared to the same period in the prior year, primarily from increased contingent rents as a result of an increase in franchise comparable sales in this segment of 7.0% partially offset by the effect of franchise restaurants leased to franchisees that were closed or acquired by us.
     In EMEA/APAC, property revenues remained flat at $7 million for the three months ended September 30, 2007 compared to the same period in the prior year, primarily from increased contingent rents as a result of an increase in franchise comparable sales in this segment of 4.9% and the non-recurrence of deferred rent revenue recorded in September 30, 2006 offset by the effect of franchise restaurants leased to franchisees that were closed or acquired by us.
     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by 12% to $137 million during the three months ended September 30, 2007 compared to the same period in the prior year, as a result of an increase in sales and in the number of Company restaurants, an increase in commodity costs and the unfavorable impact of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs increased 1.0% to 31.1% as a result of the increase in commodity costs.
     In the United States and Canada, food, paper and product costs increased by 12% during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of an increase in sales in this segment, an increase in the number of Company restaurants, and an increase in commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues increased 1.5% to 32.1% primarily due to an increase in the cost of beef, cheese and chicken.
     In EMEA/APAC, food, paper and product costs increased by 14% during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of an increase in sales, an increase in the number of Company restaurants and the unfavorable impact of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues remained relatively flat for the three months ended September 30, 2007 compared to the same period in the prior year.
     There was no significant change in food, paper and product costs in Latin America during the three months ended September 30, 2007.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by 10% to $131 million during the three months ended September 30, 2007 compared to the same period in the prior year. This increase was primarily due to the addition of 41 Company restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2007, and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.2 percentage points as a result of inflationary increases in EMEA/APAC.
     In the United States and Canada, payroll and employee costs increased by 7% to $88 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic and the addition of 19 Company restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2007. As a percentage of Company restaurant revenues, payroll and employee benefits did not change significantly, with the benefits of sales of higher margin products and labor efficiencies being offset by inflationary increases in wages and salaries.
     In EMEA/APAC, payroll and employee benefits costs increased by 17% during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic, an increase of 15 Company restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2007, and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits increased by 1% to 30.3% of Company restaurant revenues in EMEA/APAC for the three months ended September 30, 2007, compared to the same period in the prior year as a result of inflationary increases in wages and salaries.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended September 30, 2007.

     Occupancy and other operating costs
     Occupancy and other operating costs increased by 3% to $105 million during the three months ended September 30, 2007, compared to the same period in the prior year. This increase is primarily attributable to the addition of 41 restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2007, and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs were 23.9% of Company restaurant revenues during the three months ended September 30, 2007 compared to 25.1% during the three months ended September 30, 2006, reflecting lower utility and depreciation costs in the United States and Canada and leverage derived from higher comparable sales.
     In the United States and Canada, occupancy and other operating costs decreased by 2% during the three months ended September 30, 2007 compared to the same period in the prior year, driven by lower utility costs generated in part from the use of the newer more efficient broilers and the benefit of accelerated depreciation on the older broilers in the prior year. These costs decreased as a percentage of Company restaurant revenues by 2 percentage points to 22.1% for the reasons discussed above.
     In EMEA/APAC, occupancy and other operating costs increased by 11% during the three months ended September 30, 2007 compared to the same period in the prior year, primarily due to the addition of 15 Company restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2007, increased utility costs and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased to 27.1% compared to 27.5% during the three months ended September 30, 2006, benefiting primarily from the closure of under-performing restaurants in EMEA.
     In Latin America, occupancy and other operating costs increased by 16% during the three months ended September 30, 2007, compared to the same period in the prior year, primarily attributable to the addition of seven new Company restaurants during the twelve months ended September 30, 2007. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 27.4% compared to 24.0% during the three months ended September 30, 2006, primarily as a result of an increase in utility costs and property taxes, and maintenance and other costs related to information technology including the implementation of new point of sale systems in Mexico, which are expected to improve efficiency.
     Selling, general and administrative expenses
     Selling expenses increased by $4 million for the three months ended September 30, 2007 compared to the same period in the prior year. The increase in selling expenses for the quarter is primarily attributable to sales promotions and advertising expenses generated by higher Company restaurant revenues and the non-recurrence of bad debt recoveries of $2 million recorded in the three months ended September 30, 2006.
     General and administrative expenses increased by $3 million to $96 million for the three months ended September 30, 2007 compared to the same period in the prior year. This net increase was primarily driven by an increase in corporate salary fringe benefits and other costs of $3 million. The overall net increase of $3 million also reflects the unfavorable impact of $3 million from the movement in foreign currency exchange rates, mostly in EMEA.
     Property Expenses
     Total property expenses decreased $2 million to $14 million for the three months ended September 30, 2007 compared to the same period in the prior year, primarily due to the decrease in the number of properties we lease or sublease to franchisees as a result of restaurant closures and acquisitions by us.
     Other operating (income) expense, net
     Other operating (income) expense, net for the three months ended September 30, 2007 was zero, compared to $7 million of income for the same period in the prior year. Other operating income for the three months ended September 30, 2006 includes a gain of $5 million from the sale of the Company’s investment in an unconsolidated joint venture in New Zealand.
     Income from Operations

	Three Months Ended
	September 30,
	2007	2006
Income from Operations:
United States and Canada	$97	$87
EMEA/APAC	20	20
Latin America	9	8
Unallocated	(30)	(33)

Total income from operations	$96	$82

     Total income from operations increased by $14 million to $96 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily due to an increase in franchise revenues of $18 million driven by worldwide franchise comparable sales of 6.3% for the quarter. In addition, we benefited from an increase in Company restaurant margins of $6 million and net property revenues of $4 million, both of which were primarily driven by an increase in comparable sales. These benefits were offset by an increase in selling, general and administrative expenses of $7 million, primarily attributable to increased salary and fringe benefit costs, higher selling expense due to higher sales and a decrease in other operating income, net of $7 million. The decrease in other operating income, net was primarily driven by the non-recurrence of a gain on the sale of our interest in a unconsolidated joint venture in the first quarter of the prior year. The favorable impact that the movement in foreign currency exchange rates had on revenues was offset by the unfavorable impact on operating costs and expenses resulting in minimal overall impact on income from operations. See Note 13 to our unaudited condensed consolidated financial statements contained in this report for income from operations by segment.
     In the United States and Canada, income from operations increased by $10 million to $97 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $9 million reflecting an increase in comparable sales for franchise restaurants in this segment and an increase in Company restaurant margin of $4 million, driven by an increase in comparable sales and in the number of Company restaurants.
     In EMEA/APAC, income from operations remained flat at $20 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $8 million reflecting an increase in comparable sales for franchise restaurants in this segment, an increase in Company restaurant margins of $2 million, driven by an increase in comparable sales and in the number of Company restaurants, and an increase in net property revenues of $2 million, reflecting both an increase in comparable sales offset by a decrease in the number of properties that we lease or sublease to franchisees. These increases were offset by a $7 million decrease in other operating (income) expense, net and an increase in selling, general and administrative expenses of $4 million due to higher salary and fringe benefits and professional fees.
     In Latin America, income from operations increased by $1 million to $9 million during the three months ended September 30, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $1 million reflecting an increase in comparable sales for franchise restaurants in this segment.
     Our unallocated corporate expenses decreased by $3 million during the three months ended September 30, 2007 compared to the same period in the prior year primarily as a result of non-recurring professional services fees associated with the realignment of our European and Asian businesses.
     Interest Expense, net
     Interest expense, net decreased by $1 million during the three months ended September 30, 2007 compared to the same period in the prior year reflecting a reduction in the amount of borrowings outstanding due to early prepayments of our debt, which was partially offset by an increase in rates paid on borrowings during the period. The weighted average interest rate for the three months ended September 30, 2007 was 6.8%, which included the benefit of interest rate swaps on 51% of our term debt.

     Income Tax Expense
     Income tax expense was $31 million for the three months ended September 30, 2007 resulting in an effective tax rate of 38.8%. During the three months ended September 30, 2007, we recorded a tax charge of $6 million related to law changes in various foreign jurisdictions and a tax benefit of $3 million due to the release in valuation allowance as it was determined that certain deferred tax assets would be realized. See Note 9 to our unaudited condensed consolidated financial statements contained in this report for a discussion regarding the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”
     Income tax expense was $24 million for the three months ended September 30, 2006 resulting in an effective tax rate of 37.5%. During the three months ended September 30, 2006, we realized a tax benefit as a result of the realignment of the European and Asian businesses.
     Net Income
     Our net income increased by $9 million to $49 million during the three months ended September 2007 compared to the same period in the prior year, primarily as a result of a net increase in restaurants and strong comparable sales which increased franchise revenues by $18 million, Company restaurant margins by $6 million and net property revenues by $4 million. We also benefited from a decrease in interest expense and loss on early extinguishment of debt of $2 million. These increases were partially offset by an increase in selling, general and administrative expenses of $7 million, a $7 million decrease in other operating (income) expense, net and a $7 million increase in income tax expense.
Liquidity and Capital Resources
     Overview
     Cash provided by operations was $41 million during the three months ended September 30, 2007, compared to cash used for operations of $47 million during the three months ended September 30, 2006.
     During the three months ended September 30, 2007 we retired $25 million in debt. Our weighted average interest rate on our term debt for the three months ended September 30, 2007 was 6.8%.
     During the three months ended September 30, 2007 we declared and paid a quarterly dividend of $0.0625 per share resulting in a $8 million cash payment to shareholders of record.
     During the three months ended September 30, 2007, we repurchased 252,000 shares of common stock at an aggregate cost of $6 million which we will retain in treasury for future use. We will continue to seek opportunities to increase shareholder value through the repurchase of shares under our $100 million share repurchase program depending on market conditions.
     We had cash and cash equivalents of $162 million as of September 30, 2007. In addition, as of September 30, 2007, we had a borrowing capacity of $121 million under our $150 million revolving credit facility (net of $29 million in letters of credit issued under the revolving credit facility).
     We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet our cash requirements, including capital expenditures, tax payments, dividends and debt service payments over the next twelve months and for the foreseeable future. If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could incur additional debt or raise funds through the issuance of our equity securities.
     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $41 million during the three months ended September 30, 2007 compared to cash used for operating activities of $47 million during the three months ended September 30, 2006. The $41 million provided during the three months ended September 30, 2007 includes net income of $49 million, offset by a $22 million payment to establish the Rabbi trust. The $47 million used during the three months ended September 30, 2006 includes a usage of cash from a change in working capital of $112 million including tax payments of $94 million, of which $82 million were due to the operational alignment of our European and Asian businesses.
     Investing Activities
     Cash used for investing activities was $15 million during both the three months ended September 30, 2007 and 2006. The $15 million cash usage during the three months ended September 30, 2007 includes $23 million of payments for the purchase of property and equipment offset by $8 million of proceeds from asset disposals and restaurant closures. The $15 million cash usage during the three months ended September 30, 2006 includes $11 million of purchases of available-for-sale securities, net, $13 million from the purchase of property and equipment and $3 million from investments in franchisee debt, offset by $12 million of proceeds from asset disposals and restaurant closures.
     Capital expenditures include costs to build new Company restaurants, to remodel and maintain restaurant properties to our standards and to develop our corporate infrastructure, particularly in information technology. The following table presents capital expenditures by type of expenditure:

	For the
	Three Months Ended
	September 30,
	2007	2006
	(In millions)
New restaurants	$6	$4
Existing restaurants	13	7
Other, including corporate	4	2

Total	$23	$13

     Capital expenditures to existing restaurants consist of renovations to Company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each Company restaurant to maintain its appearance in accordance with our standards. Capital expenditures for existing restaurants also include investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward improvements completed by franchisees. Other capital expenditures include investments in information technology systems, and corporate furniture and fixtures.
     We expect capital expenditures of approximately $120 to $150 million in fiscal 2008 to develop new restaurants and to rebuild and remodel existing restaurants, new equipment initiatives, IT initiatives and other corporate expenditures. We have expended $23 million in capital expenditures through September 30, 2007.
     Financing Activities
     Financing activities used cash of $39 million during the three months ended September 30, 2007 compared to $51 million during the three months ended September 30, 2006. Uses of cash in financing activities during the three months ended September 30, 2007 primarily consisted of repayments of debt and capital leases of $27 million, a quarterly cash dividend payment of $8 million and the repurchase of common stock of $6 million, offset by $1 million in tax benefits from stock-based compensation and $1 million from proceeds of stock option exercises. Uses of cash in financing activities during the three months ended September 30, 2006 included repayments of debt and capital leases of $51 million and the repurchase of common stock of $1 million, offset by $1 million in tax benefits from stock-based compensation.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 12 to our unaudited condensed consolidated financial statements.

New Accounting Pronouncements Issued But Not Yet Adopted
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
     There were no material changes during the three months ended September 30, 2007 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, except as noted below.
     We have a market risk exposure to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the borrowing costs associated with the related debt.
     As of September 30, 2007, we had interest rate swaps with a notional value of $380 million that qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $846 million would result in an increase or decrease in interest expense of approximately $5 million in a given year, as we have hedged $380 million of our future interest payments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward looking statements include statements regarding our beliefs and expectations regarding our intention to drive further sales growth and profitability; our intention to expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development; our beliefs and expectations regarding franchise restaurants, including their growth potential and the factors that will result in financially stronger operators throughout the franchise base; our intention to continue to employ innovative marketing strategies and expand product offerings; our intention to focus on Company restaurant remodels and rebuilds; our estimates regarding our liquidity, capital expenditures in fiscal 2008 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our intention to continue to seek opportunities to increase shareholder value through the repurchase of shares under our repurchase program; our estimates regarding the fulfillment of certain volume purchase commitments; our expectation regarding the gain to be recognized into earnings during fiscal year 2008 from our hedging contracts; and our expectations regarding the impact of accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our international growth strategy;

•	Risks related to our international operations;

•	Our continued relationship with, and the success of, our franchisees;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations and financing for new restaurant development;

•	Increases in our operating costs, including food and paper products, energy costs and labor costs;

•	Risks related to our business in the United Kingdom, which may continue to experience operating losses, restaurant closures and franchisee financial distress;

•	Changes in consumer preferences and consumer discretionary spending;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to franchisee financial distress which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties;

•	Risks relating to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply of necessary products to us;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Our ability to realize expected tax benefits from the realignment of our European and Asian businesses;

•	Our ability to utilize foreign tax credits to offset our U.S. income taxes due to continuing or increasing losses in the U.K. and other factors and risks related to the impact of changes in statutory tax rates in foreign jurisdictions on our deferred taxes;

•	Fluctuations in international currency exchange and interest rates;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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
Part II – Other Information
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future. We encourage you to read these risk factors in their entirety.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of the Company’s common stock made during the three months ended September 30, 2007:

			Total Number of Shares	Maximum Approximate Dollar
	Total Number of		Purchased as Part of Publicly	Value of Shares That May Yet
	Shares Purchased	Average Price Paid	Announced Plans or Programs	be Purchased Under the Plans
Period	(1)	Per Share	(2) (3)	or Programs
July 1-31, 2007	0	$0.00	0	$100,000,000
Aug 1-31, 2007	127,318	$23.72	125,800	$97,013,615
Sept 1-30, 2007	129,659	$23.29	126,200	$94,070,759

Total	256,977	$23.51	252,000	$94,070,759

(1)	Of the total number of shares purchased, 1,518 shares and 3,459 shares were used, during the period from August 1, 2007 to August 31, 2007 and September 1, 2007 to September 30, 2007, respectively, to satisfy the Company’s obligations to withhold from restricted stock awards the amount of federal withholding tax due in respect of such awards.

(2)	On May 31, 2007, the Company’s Board of Directors authorized a $100 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s internal trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy.

(3)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited, and all future shares will be deposited, into treasury and retained for future use.

Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC.
(Registrant)

Date: November 5, 2007	By:	/s/ Ben K. Wells

		Name:	Ben K. Wells
		Title:	Chief Financial Officer
(principal financial officer)

Date: November 5, 2007	By:	/s/ Christopher M. Anderson

		Name:	Christopher M. Anderson
		Title:	Senior Vice President and Controller
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002