Form 10-Q
period 2007-12-31
Burger King Holdings Inc
filed 2008-02-05
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission file number: 001-32875

BURGER KING HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-3095469
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5505 Blue Lagoon Drive, Miami, Florida (Address of Principal Executive Offices)	33126 (Zip Code)
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
     As of February 4, 2008, there were 135,677,544 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1.	Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	December 31,	June 30,
	2007	2007
	(Unaudited)
	(In millions, except share data)
Assets

Current assets:
Cash and cash equivalents	$183	$170
Trade and notes receivable, net	137	125
Prepaids and other current assets	52	66
Deferred income taxes, net	46	43

Total current assets	418	404

Property and equipment, net	886	879
Intangible assets, net	1,002	986
Goodwill	23	23
Net investment in property leased to franchisees	135	142
Other assets, net	108	83

Total assets	$2,572	$2,517

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts and drafts payable	$79	$106
Accrued advertising	95	64
Other accrued liabilities	251	259
Current portion of long term-debt and capital leases	5	5

Total current liabilities	430	434

Term debt, net of current portion	821	871
Capital leases, net of current portion	71	67
Other deferrals and liabilities	355	334
Deferred income taxes, net	106	95

Total liabilities	1,783	1,801

Commitments and Contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 135,373,694 and 135,217,470 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	1	1
Restricted stock units	3	3
Additional paid-in capital	585	574
Retained earnings	215	134
Accumulated other comprehensive income	(5)	8
Treasury stock, at cost; 934,291 and 673,430 shares, at December 31, 2007 and June 30, 2007, respectively	(10)	(4)

Total stockholders’ equity	789	716

Total liabilities and stockholders’ equity	$2,572	$2,517

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$448	$417	$889	$822
Franchise revenues	134	112	265	225
Property revenues	31	30	61	58

Total revenues	613	559	1,215	1,105

Company restaurant expenses:
Food, paper and product costs	140	125	277	247
Payroll and employee benefits	132	123	263	242
Occupancy and other operating costs	106	103	211	205

Total company restaurant expenses	378	351	751	694

Selling, general and administrative expenses	125	119	244	231
Property expenses	16	15	30	31
Other operating (income) expense, net	(1)	(1)	(1)	(8)

Total operating costs and expenses	518	484	1,024	948

Income from operations	95	75	191	157

Interest expense	18	19	36	38
Interest income	(2)	(2)	(4)	(4)

Total interest expense, net	16	17	32	34
Loss on early extinguishment of debt	—	—	—	1

Income before income taxes	79	58	159	122
Income tax expense	30	20	61	44

Net income	$49	$38	$98	$78

Earnings per share:
Basic	$0.36	$0.28	$0.72	$0.59
Diluted	$0.36	$0.28	$0.71	$0.57

Weighted average shares outstanding:

Basic	135.3	133.5	135.2	133.3
Diluted	137.9	136.5	137.9	136.1

Dividends per common share	$0.06	$—	$0.13	$—
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
	(In millions)
Cash flows from operating activities:
Net income	$98	$78
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	44	43
Gain on hedging activities	(1)	(2)
Gain on remeasurement of foreign denominated transactions	(30)	(13)
Gain on asset sales and release of unfavorable lease obligation	(6)	(7)
Bad debt recoveries, net of provisions	(1)	—
Loss on early extinguishment of debt	—	1
Stock-based compensation	5	2
Deferred income taxes	20	8
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(11)	(7)
Prepaids and other current assets	15	(10)
Accounts and drafts payable	(29)	(28)
Accrued advertising	30	5
Other accrued liabilities	5	(86)
Other long-term assets and liabilities	(20)	14

Net cash provided by (used for) operating activities	119	(2)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(308)
Proceeds from sale of available-for-sale securities	—	308
Payments for property and equipment	(50)	(31)
Proceeds from asset disposals and restaurant closures	13	15
Increase in cash held in escrow	(3)	—
Payments for acquired franchisee operations	(1)	(8)
Investment in franchisee debt	(2)	(4)
Collections on franchisee debt	2	1

Net cash used for investing activities	(41)	(27)

Cash flows from financing activities:
Proceeds from term debt and credit facility	—	1
Repayments of term debt, credit facility and capital leases	(53)	(103)
Dividends paid on common stock	(17)	—
Stock option exercises	2	2
Excess tax benefits from stock-based compensation	3	4
Repurchases of common stock	(6)	(1)

Net cash used for financing activities	(71)	(97)

Effect of exchange rates on cash and cash equivalents	6	2
Increase (decrease) in cash and cash equivalents	13	(124)
Cash and cash equivalents at beginning of period	170	259

Cash and cash equivalents at end of period	$183	$135

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
	(In millions)
Supplemental cash flow disclosures:
Interest paid (1)	$20	$27
Income taxes paid (2)	$41	$114

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$5	$5

(1)	Amount for the six months ended December 31, 2007 is net of swap interest income of less than $1 million. Amount for six months ended December 31, 2006 is net of $12 million received upon termination of interest rate swaps.

(2)	Amount for the six months ended December 31, 2006 includes payment of $82 million in income taxes incurred, primarily resulting from the realignment of the Company’s European and Asian businesses completed in July 2006.
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Basis of Presentation
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. As of June 30, 2007, the Company was approximately 58% owned by private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”). The percentage ownership of the private equity funds controlled by the Sponsors was reduced to approximately 43% as of December 31, 2007 as a result of the sale of 20.7 million shares of the Company’s common stock in November 2007 through a secondary offering, including the underwriters’ exercise of the over-allotment option (“the secondary offering”). The Company received no proceeds from the secondary offering.
     The Company generates revenues from three sources: (i) sales at restaurants owned by the Company; (ii) royalties and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees. The Company receives monthly royalties and advertising contributions from franchisees based on a percentage of restaurant sales.
Basis of Presentation and Consolidation
     The Company has prepared the accompanying Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 7, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for the six months ended December 31, 2007 do not necessarily indicate the results that may be expected for the full year.
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
     The investment securities in the Rabbi trust have been designated by the Company as trading in accordance with Statement of Financial Accounting Standards (“SFAS”) No.115, “Accounting for Certain Investments in Debt and Equity Securities”, and are carried at fair value in other assets, net in the accompanying condensed consolidated balance sheets, with unrealized trading gains and losses recorded in earnings. The fair value of the investment securities held in the Rabbi trust was $23 million as of December 31,

2007. Net unrealized trading gains of less than $1 million were recorded during the six months ended December 31, 2007 and are reflected in other operating (income) expense, net in the accompanying condensed consolidated statements of income. These unrealized trading gains are offset by compensation expense related to the deferred compensation plans, which are reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
     Also included in other assets, net in the accompanying condensed consolidated balance sheets is $3 million of cash held in escrow by a third party on behalf of the Company. Such cash represents the proceeds from the sale of real property by the Company in December 2007, which the Company has elected to treat as an exchange transaction under Section 1031 of the Internal Revenue Code.
Inventories
     Inventories, totaling $16 million and $15 million as of December 31, 2007 and June 30, 2007, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying condensed consolidated balance sheets.
Note 2. Stock-based Compensation
     On July 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company was required to adopt SFAS No.123R using a combination of the prospective and modified prospective methods. As a result, the Company applied the prospective method for awards granted prior to the Company filing its registration statement on Form S-1 to become a public company (February 16, 2006), as the Company used the minimum value method for these awards for disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and the modified prospective method for all awards granted subsequent to the Company becoming a public company (subsequent to February 16, 2006).
     The Company recorded $5 million and $2 million of stock-based compensation expense for the six months ended December 31, 2007 and 2006, respectively.
     The Company uses the Black-Scholes option pricing model to calculate the grant date estimated fair value of options awarded to employees. As a newly public company, the Company had previously elected, for options granted subsequent to the adoption of SFAS No. 123R, to base the estimate of expected volatility of its common stock for the Black-Scholes model solely on the historical volatility of a group of its peers, as permitted under SFAS No. 123R and SEC Staff Accounting Bulletin No.107. The weighted average expected volatility of the Company’s peer group was 33.01% for options granted during the year ended June 30, 2007.
     Beginning in July 2007, the Company determined it had sufficient information regarding the historical volatility of its stock price and implied volatility of its exchange-traded options to incorporate a portion of these volatilities into the calculation of expected volatility used in the Black-Scholes model.
     In August 2007, the Company granted 1.2 million nonqualified stock options under the Company’s Equity Incentive Plan as long-term incentive compensation to selected executives and other key employees. The stock options vest ratably over four years. The grant date estimated fair value of each stock option was $7.92 and was based on the Black-Scholes model using the following weighted average assumptions:

Risk-free interest rate	4.40%
Expected term (in years)	6.25
Expected volatility	29.35%
Expected dividend yield	1.07%
     In August 2007, the Company granted approximately 0.5 million restricted shares and performance-based restricted shares (PBRS) as long-term incentive compensation to selected executives and key employees. Both the restricted shares and the PBRS generally vest at the end of three years. The fair value of the restricted shares and PBRS on the grant date was $23.35 per share, representing the closing share price of the Company’s common stock on the grant date. The amount of stock-based compensation recorded by the Company for the PBRS awards may be adjusted up or down each reporting period during the performance period, based on the Company’s probability of achieving the performance measure. At the end of the one-year performance period, the number of the PBRS awards will be adjusted to the actual awards earned based on the performance of the Company.

     In November 2007, the Company granted approximately 57,000 deferred shares to non-employee members of the Company’s Board of Directors as an annual grant and a portion as payment for the quarterly retainer and committee fees that certain Board members elected to receive in deferred shares rather than cash. The deferred shares granted as an annual grant vest in quarterly installments over a one-year period on the first day of each calendar quarter following the grant date. The deferred shares granted in lieu of cash for quarterly retainer and committee fees were fully vested on the grant date. The deferred shares will settle and shares of common stock will be issued upon termination of board service.
     The Company granted an insignificant number of options, restricted shares and PBRS awards during the quarter ended December 31, 2007.
Note 3. Acquisitions, Closures and Dispositions
Acquisitions
     All acquisitions of franchised restaurant operations are accounted for using the purchase method of accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and the guidance under Emerging Issues Task Force (EITF) Issue No. 04-1, Accounting for Preexisting Relationships between parties to a Business Combination. These acquisitions are summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Number of restaurants acquired	12	41	16	46

Prepaids and other current assets	$—	$1	$—	$1
Property and equipment, net	1	5	1	5
Goodwill and other intangible assets	1	6	1	6
Assumed liabilities	—	(4)	—	(4)

Total purchase price	$2	$8	$2	$8

Asset and Business Dispositions
     Gains and losses on closures and dispositions represent sales of Company-owned properties and other costs related to restaurant closures and sales of Company-owned restaurants to franchisees, referred to as “refranchisings”, and are recorded in other operating income, net in the accompanying condensed consolidated statements of income (See Note 12). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Number of restaurant closures	7	4	12	8
Number of refranchisings	—	3	17	4

Net loss (gain) on restaurant closures, refranchisings, and dispositions of assets	$(3)	$2	$(2)	$(4)
     Included in the gain on restaurant closures, refranchisings, and dispositions of assets for the six months ended December 31, 2006 is a $5 million gain from the sale of an investment in a non-consolidated joint venture in New Zealand.

Note 4. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$49,177,412	$37,782,214	$97,699,110	$78,227,071

Denominator:
Weighted average shares — basic	135,275,453	133,450,444	135,235,468	133,264,354
Effect of dilutive securities	2,636,903	3,004,899	2,634,235	2,840,642

Weighted average shares — diluted	137,912,356	136,455,343	137,869,703	136,104,996

Basic earnings per share	$0.36	$0.28	$0.72	$0.59
Diluted earnings per share	$0.36	$0.28	$0.71	$0.57
     For the three months ended December 31, 2007 and 2006, there were 1,205,789 and 750,530 anti-dilutive stock options outstanding, respectively. For the six months ended December 31, 2007 and 2006, there were 848,843 and 1,198,416 anti-dilutive stock options outstanding, respectively.
Note 5. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$49	$38	$98	$78

Translation adjustment	(1)	(7)	(2)	(5)

Cash flow hedges:
Net change in fair value of derivatives	(5)	—	(10)	(8)
Amounts reclassified to earnings during the period	—	(1)	(1)	(2)

Total other comprehensive loss	(6)	(8)	(13)	(15)

Total comprehensive income	$43	$30	$85	$63

Note 6. Other Accrued Liabilities and Other Deferrals and Liabilities
     Included in other accrued liabilities as of December 31, 2007 and June 30, 2007 were accrued payroll and employee-related benefit costs totaling $67 million and $99 million, respectively, and income taxes payable of $15 million and $17 million at December 31, 2007 and June 30, 2007, respectively.
     Included in other deferrals and liabilities as of December 31, 2007 and June 30, 2007 were unfavorable leases obligations with a net book value of $200 million and $209 million, respectively.
Note 7. Long-Term Debt
     As of December 31, 2007 and June 30, 2007, the Company had $821 million and $871 million, respectively, of long-term debt outstanding. During the six months ended December 31, 2007, the Company prepaid $50 million of term debt. The current portion of long-term debt was less than $1 million and $1 million as of December 31, 2007 and June 30, 2007, respectively. The next scheduled principal payment on the Company’s long-term debt is June 30, 2009. The weighted average interest rate for the three and six months ended December 31, 2007 was 6.7% and 6.8%, respectively, which included the benefit of interest rate swaps on 46% and 49% of our term debt, respectively (See Note 8).

Note 8. Derivative Instruments
Interest rate swaps
     As of December 31, 2007, the Company had interest rate swap contracts outstanding with a notional value of $380 million, a decrease of $60 million from June 30, 2007 due to swap contracts that matured in September 2007. The Company has designated the swaps as cash flow hedges under SFAS No. 133. “Accounting for Derivative Instruments and Hedging Activities, as revised” (“SFAS No. 133”). These swaps were entered into in September 2006 and mature through September 2011 and are being used to hedge forecasted LIBOR-based interest payments on variable rate debt (hedged forecasted transaction). The fair value of these swaps is reflected in other deferrals and liabilities, with an offsetting unrealized loss in accumulated other comprehensive income (AOCI), in the accompanying condensed consolidated balance sheets. During the three and six months ended December 31, 2007, less than $1 million was reclassified from AOCI into earnings for each period, and is recorded as a reduction of interest expense in the accompanying condensed consolidated statements of income. There was no ineffectiveness recorded in earnings during the three and six months ended December 31, 2007 related to these swaps.
     In September 2006, the Company settled swaps that had been designated as cash flow hedges, which had a fair value of $12 million and terminated the hedge. Upon termination of the hedge, the balance in AOCI represented the after-tax unrealized gain from the change in fair value of the swaps through the termination date. This balance is recognized into earnings as a reduction of interest expense over the remaining term of debt underlying the terminated hedge. During the three months ended December 31, 2007 and 2006, less than $1 million and $1 million, respectively, was recognized into pretax earnings as a reduction to interest expense in the accompanying condensed consolidated statements of income. During the six months ended December 31, 2007 and 2006, $1 million and $3 million, respectively, was recognized into earnings as a reduction to interest expense in the accompanying condensed consolidated statements of income. An additional $1 million of pretax gain is expected to be recognized into earnings during the remainder of fiscal year 2008.
Foreign currency forward contracts
     The Company enters into foreign currency forward contracts as economic hedges to offset the impact on earnings from the remeasurement of outstanding balances of intercompany loans denominated in foreign currencies. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loans resulting from a change in foreign exchange rates. The change in fair value of the forward contracts, together with the remeasurement gains and losses on the intercompany loans, are recorded in other operating (income) expense, net in the Company’s condensed consolidated statements of income.
     During the three months ended December 31, 2007 and 2006, the Company recorded gains of $11 million and $16 million, respectively, from the remeasurement of the outstanding balances of intercompany loans. These gains were offset by losses of $11 million and $15 million, respectively, for each three month period, from the change in the fair value of the forward contracts. The net gain for each period represents the portion of the change in fair value of the forward currency contracts attributable to the difference in spot and contract forward rates.
     During the six months ended December 31, 2007 and 2006, the Company recorded gains of $30 million and $12 million, respectively, from remeasurement of the outstanding balances of intercompany loans. These gains were offset by losses of $29 million and $9 million, respectively, for each six month period, from the change in the fair value of the forward contracts. The net gain for each period represents the portion of the change in fair value of the forward currency contracts attributable to the difference in spot and contract forward rates.

Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	2.6	2.8	2.6
Benefit and taxes related to foreign operations	(3.7)	(1.1)	0.7	(3.0)
Foreign exchange differential on tax benefits	0.5	(3.6)	(0.1)	(2.2)
Change in valuation allowance	2.0	2.7	(0.9)	2.7
Change in accrual for tax uncertainties	1.7	(0.3)	1.3	1.3
Other	(0.1)	(0.8)	(0.4)	(0.3)

Effective income tax rate	38.0%	34.5%	38.4%	36.1%

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
     Upon adoption, the Company had no material change to its unrecognized tax benefits as of July 1, 2007. The amount of unrecognized tax benefits at July 1, 2007 was approximately $19 million which, if recognized, would affect the effective income tax rate. During the three and six months ended December 31, 2007, the amount of additional unrecognized tax benefit was approximately $1 million and $2 million, respectively, which, if recognized, would affect the effective income tax rate.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2007 was $3 million, which was included as a component of the $19 million unrecognized tax benefit noted above. Potential interest and penalties associated with uncertain tax positions recognized during the six months ended December 31, 2007 were not significant, and are included as a component of the $2 million unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions is individually material. The Company is currently under audit by the Internal Revenue Service for fiscal years 2005 and 2006. The Company also has various state income tax returns in the process of examination.
     The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations within the next 12 months.
Note 10. Related Party Transactions
     Under the Company’s shareholders’ agreement with the Sponsors, the Company agreed to pay all expenses relating to the secondary offering other than underwriting commissions and discounts. As a result, the Company recorded less than $1 million of general and administrative expenses related to the secondary offering in the three months ended December 31, 2007.

Note 11. Retirement Plan and Other Postretirement Benefits
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and postretirement plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost-benefits earned during the period	$1	$—	$1	$1
Interest costs on projected benefit obligations	3	3	5	5
Expected return on plan assets	(3)	(2)	(5)	(4)
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$1	$1	$1	$2

     Other benefits costs were less than $1 million and $1 million for the three months ended December 31, 2007 and 2006, respectively. Other benefits costs were $1 million for each of the six months ended December 31, 2007 and 2006, respectively.
Note 12. Other Operating (Income) Expense, Net
     Other operating (income) expense, net for each of the three months ended December 31, 2007 and 2006 was $1 million of income. Other operating (income) expense, net for the three months ended December 31, 2007 includes a net gain of $3 million from the disposal of real estate and other assets, offset by a $1 million loss from foreign currency transactions, a $1 million loss from vacant property provisions, and $1 million in losses derived from settlement losses recorded on the acquisition of franchise restaurants and unrealized losses on investment securities.
     Other operating (income) expense, net for the three months ended December 31, 2006 includes a gain of $1 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies and a net gain of $1 million from the disposal of assets, offset by $2 million of expenses associated with franchise system distress in the U.K.
     Other operating (income) expense, net for the six months ended December 31, 2007 was $1 million of income, compared to $8 million of income for the same period in the prior year. Other operating (income) expense, net for the six months ended December 31, 2007 includes a net gain of $2 million from the disposal of assets, offset by a $1 million charge for a payment made to our sole distributor in the United Kingdom and a $1 million charge for litigation reserves.
     Other operating (income) expense, net for the six months ended December 31, 2006 includes a $5 million gain from the sale of the Company’s investment in a joint venture in New Zealand and a gain on forward currency contracts of $3 million, partially offset by $2 million of expenses associated with franchise system distress in the U.K.
Note 13. Commitments and Contingencies
Franchisee Restructuring Program
     During fiscal 2003, the Company initiated a program designed to provide financial assistance to franchisees in the United States and Canada experiencing financial difficulties. Under this program, the Company worked with franchisees meeting certain operational criteria, their lenders, and other creditors to attempt to strengthen the franchisees’ financial condition.
     In order to assist certain franchisees in making capital improvements to franchisee-owned restaurants in need of remodeling, the Company has provided loans to fund capital expenditures (“Capex Loans”). Capex Loans are typically unsecured, bear interest, and have 10-year terms. In addition, the Company has made capital improvements related to restaurant properties that the Company leases to franchisees. During the three and six months ended December 31, 2007, the Company funded less than $1 million and $1 million in Capex Loans to franchisees, respectively, and made $1 million and $2 million in improvements to restaurant properties that the Company leases to franchisees respectively. As of December 31, 2007, the Company had commitments remaining to provide future Capex Loans of $5 million and to make up to $8 million of improvements to properties that the Company leases to franchisees. These commitments extend over a period of up to four years.
     During the three months ended December 31, 2007 and 2006, temporary reductions in rent (“rent relief”) for certain franchisees that leased restaurant properties from the Company were not significant. The Company provided less than $1 million and $1 million in rent relief during the six months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company has potential commitments remaining to provide future rent relief of up to an aggregate of $6 million extending over a period of up to 16 years.

     Contingent cash flow subsidies represent potential commitments by the Company to provide future cash grants to certain franchisees for limited periods in the event of failure to achieve their debt service coverage ratio. For the three and six months ended December 31, 2007 and 2006, contingent cash flow subsidies provided to franchisees were not significant. The maximum contingent cash flow subsidy commitment for future periods as of December 31, 2007 is $2 million, extending over a period of up to four years. Upon funding, in most instances, the subsidies will be added to the franchisee’s existing note balance.
Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $99 million as of December 31, 2007, expiring over an average period of seven years.
     Other commitments arising out of normal business operations were $12 million as of December 31, 2007, of which $8 million was guaranteed under bank guarantee arrangements.
Letters of Credit
     As of December 31, 2007, the Company had $27 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of December 31, 2007, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of December 31, 2007, the Company had posted bonds totaling $3 million, which related to certain utility deposits.
Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2007, the Company estimates that it will take approximately 15 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of December 31, 2007 and June 30, 2007, the deferred amounts totaled $18 million and $21 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of December 31, 2007, the Company had $8 million in aggregate contractual obligations for the year ending June 30, 2008 with vendors providing information technology and telecommunication services under seven separate arrangements. These contracts extend up to four years with a termination fee ranging from less than $1 million to $2 million during those years. The Company also has two separate arrangements for telecommunication services with an aggregate contractual obligation of $6 million over 4 years with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of December 31, 2007, commitments to purchase advertising totaled $82 million. These commitments run through October 2011.

Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of December 31, 2007, the Company had a balance of $34 million in accrued liabilities to cover such claims.
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
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
United States and Canada	$385	$362	$777	$724
EMEA/APAC	199	171	382	330
Latin America	29	26	56	51

Total revenues	$613	$559	$1,215	$1,105

     Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $343 and $693 million for the three and six months ended December 31, 2007, respectively, compared to $323 and $647 million for the three and six months ended December 31, 2006, respectively. Revenues in Germany totaled $93 and $175 million for the three and six months ended December 31, 2007, respectively, compared to $79 and $152 million for the three and six months ended December 31, 2006, respectively.
     The unallocated amount reflected in the income from operations table below includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Income from Operations:
United States and Canada	$88	$84	$185	$171
EMEA/APAC	27	13	47	33
Latin America	11	10	20	18
Unallocated	(31)	(32)	(61)	(65)

Total income from operations	$95	$75	$191	$157
Interest expense, net	16	17	32	34
Loss on early distinguishment of debt	—	—	—	1

Income before income taxes	$79	$58	$159	$122
Income tax expense	30	20	61	44

Net income	$49	$38	$98	$78

Note 15. Subsequent Event
On January 30, 2008, the Company entered into interest rate swaps with a notional value of $275 million, which become effective on March 31, 2008 and mature on December 31, 2011. The purpose of these swap contracts is to hedge forecasted LIBOR-based interest payments on variable rate debt. The Company has designated these swaps as cash flow hedges under SFAS No. 133. As of January 31, 2008, the Company had $655 million of LIBOR-based interest rate swap contracts outstanding, including the $275 million forward starting interest rate swaps described above, and had $819 million of LIBOR-based variable rate debt outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2007, and under Part II, Item 1A “Risk Factors”, “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter and our key business measures, as discussed below, for any future period may decrease.
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. Our system of restaurants includes restaurants owned by us as well as our franchisees. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. System-wide sales includes sales at Company restaurants and franchise restaurants. As of December 31, 2007 we owned or franchised a total of 11,395 restaurants in 69 countries and U.S. territories, of which 7,482 were located in the United States and Canada. At that date, 1,303 restaurants were Company-owned and 10,092 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
     Our business operates in three reportable segments: (1) the United States and Canada; (2) Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and (3) Latin America. We generate revenues from three sources: (1) sales at our Company restaurants; (2) royalties and franchise fees paid to us by our franchisees; and (3) property income from restaurants that we lease or sublease to franchisees. We do not record franchise restaurant sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise restaurant sales. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth.
Business Highlights
     Our strategic plan has four guiding principles: Grow Profitably (a market plan); Fund the Future (a financial plan); Fire up the Guest (a product plan); and Working Together (a people plan). Guided by our strategic plan and strong executive team leadership, our accomplishments since September 30, 2007 include:
•	the opening of 105 net restaurants worldwide, representing the highest quarterly net restaurant growth in seven years;

•	the sixteenth consecutive quarter of positive system-wide comparable sales growth, our best comparable sales growth trend in more than a decade, including comparable sales growth of 4.5% for the second quarter of fiscal 2008;

•	the fifteenth consecutive quarter of positive comparable sales growth in the United States and Canada, including comparable sales growth of 4.2% for the second quarter of fiscal 2008;

•	all-time high average restaurant sales of $1.25 million for the trailing 12-months ended December 31, 2007;

•	entering into development agreements with new franchisees for Colombia, Brazil, and Romania;

•	promotional tie-ins with the National Football League and with family focused marketing properties such as SpongeBob’s Atlantis Squarepantis ™ and i-Dog™;

•	new product offerings such as Homestyle Melts;

•	successful product promotions such as the Whopper® 50th anniversary promotion featuring the Whopper® Freakout media campaign which, according to advertising industry researcher IAG, was twice as effective as the Company’s competitors on consumer recall and likeability;

•	further improvement in our U.K. business demonstrated by higher comparable sales and traffic as a result of our continued focus on premium products;

•	further reduction in debt of $25 million to $821 million as of December 31, 2007; and

•	payment of our fourth quarterly cash dividend as a public company of $0.0625 cents per share.
     Our focus continues to be on the following:
•	driving further sales growth and profitability;

•	expanding our large international platform;

•	accelerating new restaurant development;

•	increased emphasis on Company restaurant remodelings and rebuilds; and

•	employing innovative marketing strategies and expanding product offerings.
Key Business Measures
     The following key business measures have been provided for the three and six months ended December 31, 2007. Comparable sales growth and sales growth are provided by reportable segment and are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements. System-wide data represents measures for both Company-owned and franchise restaurants. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis. System-wide results are driven primarily by our franchise restaurants as approximately 90% of our system-wide restaurants are franchised.
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

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(In constant currencies)
Comparable Sales Growth:
United States and Canada	4.2%	4.4%	5.4%	3.5%
EMEA/APAC	5.5%	1.7%	5.1%	1.4%
Latin America	2.4%	4.1%	3.1%	5.1%
Total	4.5%	3.7%	5.2%	3.0%
     Our comparable sales growth for the three and six months ended December 31, 2007 was driven by our strategic initiatives related to operational excellence, innovative advertising featuring promotional tie-ins with global marketing properties such as The Simpsons™ Movie, innovative media campaigns such as Whopper® Freakout, our continued focus on the BK™ Value Menu and the promotion of premium products, such as the Ultimate Double Whopper® sandwich, BBQ Bacon TenderCrisp® and Homestyle Melts.

     Three Months Ended December 31, 2007
     In the United States and Canada, our comparable sales growth performance remained strong in the second quarter of fiscal 2008 fueled by improvements in our operations, the continued positive impact of the BK™ Value Menu and BK™ Breakfast Value Menu, strong promotional tie-ins with the NFL and entertainment properties such as SpongeBob’s Atlantis Squarepantis™, i-Dog™ and Viva Piñata™ aimed at increasing family traffic, as well as successful product promotions such as Homestyle Melts, the Italian Chicken Sandwich and the Whopper® 50th anniversary promotion featuring the Whopper® Freakout media campaign.
     In EMEA/APAC, comparable sales continued to improve in most major markets including the U.K., Australia, Spain and South Korea, with continued focus on operational improvements, marketing and advertising and on high quality premium offerings, such as the limited time offer Angry Whopper® sandwich and Aberdeen Angus Burger, which generated higher margins, as well as the continued success of dessert offerings in the U.K. and the introduction of the King Ahorros value menu in Spain.
     Latin America demonstrated positive results for the second quarter fueled primarily by our performance in Central America and South America, where higher margin indulgent products, such as the BK™ Stacker, aggressive promotion of our value menu, and successful promotions featuring global marketing properties such as The Simpsons™ Movie drove traffic and sales. These positive results were offset by softer performance in Mexico and Puerto Rico where strong prior year product promotions and current economic conditions affected sales for the three months ended December 31, 2007.
     Six Months Ended December 31, 2007
     In the United States and Canada, our comparable sales growth performance remained strong during the six months ended December 31, 2007, fueled by improvements in our operations, the continued positive impact of the BK™ Value Menu and BK™ Breakfast Value Menu, strong promotional tie-ins with the NFL and entertainment properties such as The Simpsons™ Movie, The Transformers™ Movie,and SpongeBob’s Atlantis Squarepantis™, successful product promotions such as the Whopper® 50th anniversary promotion featuring the Whopper® Freakout campaign, the offering of premium products such as the Ultimate Double Whopper® sandwich, the BBQ Bacon Tendercrisp® chicken sandwich and Homestyle Melts and the introduction of the Spicy Chick’N Crisp™ sandwich to the BK™ Value Menu.
     In EMEA/APAC, comparable sales continued to improve during the six months ended December 31, 2007 in most major markets including the U.K., Australia, Spain and South Korea, due to our continued focus on operational improvements, marketing and advertising and on high quality premium offerings which generated higher margins, such as the limited time offer Angry Whopper® sandwich and Aberdeen Angus Burger, the introduction of the King Ahorros value menu in Spain and the launch of the BK Fusions™ Real Dairy Ice Cream offerings in the United Kingdom.
     Latin America demonstrated positive results for the six months ended December 31, 2007 fueled primarily by our performance in Central America and South America, where higher margin indulgent products, such as the BK™ Stacker sandwich, aggressive value menu promotion and successful promotional tie-ins with the The Simpsons™ Movie, The Transformers™ Movie, and Scooby Doo™ drove traffic and sales. These positive results were offset by softer performance in Mexico and Puerto Rico, where strong prior year product promotions and current economic conditions affected sales for the six months ended December 31, 2007.
Average Restaurant Sales
     Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and includes the impact of movement in foreign currency exchange rates. For the three and six months ended December 31, 2007, ARS was $322,000 and $649,000, respectively, compared to $297,000 and $597,000 for the three and six months ended December 31, 2006, an increase of 8% and 9%, respectively. The trailing 12-month ARS reached a record high of $1.25 million for the period ended December 31, 2007, as compared to $1.16 million for the trailing 12 months ended December 31, 2006, an increase of 8%. As of December 31, 2007 the last 50 free-standing restaurants that opened in the United States and have operated for at least 12 months generated ARS of $1.5 million, which is approximately 21% higher than the current U.S. system average.

     Our ARS improvement during the first six months of fiscal 2008 was primarily due to improved worldwide comparable sales, the opening of new restaurants with higher than average sales volumes and, to a lesser extent, the closure of under-performing restaurants. Our worldwide comparable sales were 5.2% for the six months ended December 31, 2007, driven primarily by the positive continued impact of the BK™ Value Menu, two full quarters of extended late night hours and the BK™ Breakfast Value Menu, the Whopper® 50th anniversary promotion featuring the Whopper® Freakout media campaign in the United States, successful promotional tie-ins with The Simpsons™ Movie, The Transformers™ Movie and, SpongeBob’s Atlantis Squarepantis™ and the offering of premium products such as the Ultimate Double Whopper® sandwich, the BBQ Bacon Tendercrisp® chicken sandwich and Homestyle Melts. We and our franchisees opened 480 new restaurants and closed 269 restaurants for a net of 211 restaurants opened during the twelve months ended December 31, 2007. We believe that continued improvement in the ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our system.
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

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(In constant currencies)
Sales Growth:

United States and Canada	4.4%	3.7%	5.6%	2.6%
EMEA/APAC	13.3%	5.1%	12.4%	5.3%
Latin America	8.9%	14.2%	11.6%	14.8%
Total	7.1%	4.7%	7.8%	4.0%
     Sales growth continued on a positive trend during the three and six months ended December 31, 2007, as comparable sales and the number of restaurants continued to increase on a worldwide basis. We expect restaurant closures to continue to decline and restaurant openings to accelerate in most regions, with the exception of the United Kingdom, where we continue to work with certain franchisees to help them improve their financial health.
     Our sales growth in the United States and Canada during the three and six months ended December 31, 2007 reflects positive comparable sales growth and an increase in the number of newly built restaurants, offset by a net reduction in restaurant count. We had 7,482 restaurants in the United States and Canada as of December 31, 2007, compared to 7,502 restaurants as of December 31, 2006, reflecting less than a 1% decrease in the number of restaurants compared to the prior year.
     EMEA/APAC demonstrated sales growth during the three and six months ended December 31, 2007 reflecting openings of new restaurants and positive comparable sales in most major markets. We had 2,958 restaurants in EMEA/APAC as of December 31, 2007 compared to 2,823 restaurants as of December 31, 2006, reflecting an approximate 5% increase in the number of restaurants compared to the prior year.
     Latin America’s sales growth was driven by new restaurant openings and strong comparable sales during the three and six months ended December 31, 2007. We had 955 restaurants in Latin America as of December 31, 2007 compared to 859 restaurants as of December 31, 2006, reflecting an approximate 11% increase in the number of restaurants compared to the prior year.

Other Operating Data

	As of
	December 31,
	2007	2006
Restaurant Count Data:
Number of Company restaurants:
United States and Canada	914	888
EMEA/APAC(1)	308	331
Latin America(2)	81	71

Total Company restaurants	1,303	1,290
Number of franchise restaurants:
United States and Canada	6,568	6,614
EMEA/APAC(1)	2,650	2,492
Latin America(2)	874	788

Total franchise restaurants	10,092	9,894

Total system-wide restaurants	11,395	11,184

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Other Operating Data:
Comparable sales growth	4.5%	3.7%	5.2%	3.0%
Sales growth	7.1%	4.7%	7.8%	4.0%
Average restaurant sales (in thousands)	$322	$297	$649	$597
Segment Data:
Company restaurant revenues (in millions):
United States and Canada	$284	$270	$574	$541
EMEA/APAC(1)	147	131	282	250
Latin America(2)	17	16	33	31

Total Company restaurant revenues	$448	$417	$889	$822

Franchise revenues (in millions):
United States and Canada	$79	$70	$158	$140
EMEA/APAC(1)	43	32	84	65
Latin America(2)	12	10	23	20

Total franchise revenues	$134	$112	$265	$225

Company restaurant margins:
United States and Canada	15.2%	15.3%	15.2%	15.0%
EMEA/APAC(1)	16.1%	15.7%	15.3%	15.5%
Latin America(2)	25.7%	28.8%	24.5%	26.9%
Total Company restaurant margins	15.9%	15.9%	15.6%	15.6%

Income from operations (in millions):
United States and Canada	$88	$84	$185	$171
EMEA/APAC(1)	27	13	47	33
Latin America(2)	11	10	20	18
Unallocated(3)	(31)	(32)	(61)	(65)

Total from operations	$95	$75	$191	$157

Franchise sales (in millions)(4)	$3,173	$2,876	$6,399	$5,790
EBITDA (in millions)(5)	$118	$96	$235	$200

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

(4)	Franchise sales represent sales at franchise restaurants and revenues to our franchisees. Although we do not record franchise restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchise restaurant sales.

(5)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. Capital expenditures, which impact depreciation and amortization, interest expense and income tax expense, are reviewed separately by management. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

While EBITDA is not a recognized measure under generally accepted accounting principles, (“GAAP”), management uses it to evaluate and forecast our business performance. This non-GAAP financial measure has certain material limitations, including:
•	it does not include interest expense, net. Because we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore, any measure that excludes interest expense has material limitations;

•	it does not include depreciation and amortization expenses. Because we use capital assets, depreciation and amortization are a necessary element of our costs and ability to generate profits. Therefore any measure that excludes depreciation and amortization expenses has material limitations; and

•	it does not include provision for taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations.
Management believes that EBITDA provides both management and investors with a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. EBITDA is not intended to be a measure of liquidity or cash flows from operations nor a measure comparable to net income.
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In millions)
Net income	$49	$38	$98	$78
Interest expense, net	16	17	32	34
Loss on early extinguishment of debt	—	—	—	1
Income tax expense	30	20	61	44
Depreciation and amortization	23	21	44	43

EBITDA	$118	$96	$235	$200

Results of Operations for the three months ended December 31, 2007
     The following table presents our results of operations for the three months ended December 31, 2007 and 2006:

	For the Three Months Ended December 31,
	2007	2006
			Increase/
	Amount	Amount	(Decrease)
	(Dollars in millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$448	$417	7%
Franchise revenues	134	112	20%
Property revenues	31	30	3%

Total revenues	613	559	10%
Company restaurant expenses	378	351	8%
Selling, general and administrative expenses	125	119	5%
Property expenses	16	15	7%
Other operating (income) expense, net	(1)	(1)	—%

Total operating costs and expenses	518	484	7%

Income from operations	95	75	27%
Interest expense	18	19	(5)%
Interest income	(2)	(2)	—%

Interest expense, net	16	17	(6)%
Income before income taxes	79	58	36%
Income tax expense	30	20	50%

Net income	$49	$38	29%

Earnings per share — basic (1)	$0.36	$0.28	29%
Earnings per share — diluted (1)	$0.36	$0.28	29%

Weighted average shares — basic	135.3	133.5
Weighted average shares — diluted	137.9	136.5

(1)	- Earnings per share is calculated using whole dollars and shares.
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
Revenues
     Company restaurant revenues
     Total Company restaurant revenues increased by 7% to $448 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in net restaurants, positive worldwide Company comparable sales of 1.8% and the favorable impact from the movement in foreign currency exchange rates. During the twelve months ended December 31, 2007, we added 13 Company restaurants (net of closures and refranchisings). Approximately $20 million, or 65%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.

     In the United States and Canada, Company restaurant revenues increased by 5% to $284 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily from positive Company comparable sales in this segment of 0.8% and the addition of 26 Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007. Approximately $5 million, or 36%, of the increase in Company restaurant revenues was due to the favorable impact in the movement of foreign currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues increased by 12% to $147 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of the favorable impact from the movement of foreign currency exchange rates in EMEA which contributed $14 million, or 88%, of the increase. Company restaurant revenues in EMEA/APAC also increased due to positive Company comparable sales in this segment of 4.3% but this improvement was offset by a net reduction of 23 Company restaurants primarily in the U.K. during the twelve months ended December 31, 2007.
     In Latin America, Company restaurant revenues increased by 6% to $17 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of 10 additional Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007 offset by negative Company comparable sales in this segment of 1.1% which were driven by highly successful product promotions featured in the prior year in Mexico. The impact on Company restaurant revenues from foreign currency exchange rates was not significant in this segment.
     Franchise revenues
     Total franchise revenues increased by 20% to $134 million during the three months ended December 31, 2007 compared to the same period in the prior year, driven by positive worldwide franchise comparable sales of 4.8% during the quarter, an increase in effective royalty rates in the U.S., and a net increase of 198 in the number of franchise restaurants (net of restaurant closures and acquisitions of franchise restaurants by the Company) during the twelve months ended December 31, 2007. Approximately $4 million, or 18%, of the increase in franchise revenues was due to the favorable impact from the movement of foreign currency exchange rates.
     In the United States and Canada, franchise revenues increased by 13% to $79 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of positive franchise comparable sales in this segment of 4.7% and an increase in effective royalty rates in the U.S., partially offset by the elimination of royalties from a net reduction of 46 franchise restaurants during the twelve months ended December 31, 2007. The impact on franchise revenues from foreign currency exchange rates was not significant in this segment.
     In EMEA/APAC, franchise revenues increased by 34% to $43 million during the three months ended December 31, 2007 compared to the same period in the prior year, driven by an increase of 158 franchise restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the twelve months ended December 31, 2007 and positive franchise comparable sales in this segment of 5.7% during the quarter. Approximately $4 million, or 36%, of the increase in franchise revenues, was due to favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 20% to $12 million during the three months ended December 31, 2007 compared to the same period in the prior year, as a result of positive franchise comparable sales in this segment of 2.6% and the addition of 86 franchise restaurants (net of closures) during the twelve months ended December 31, 2007. The impact on franchise revenues from foreign currency exchange rates was not significant in this segment.
     Property Revenues
     Total property revenues increased by $1 million, or 3%, for the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in worldwide franchise comparable sales of 4.8% partially offset by the effect of closing or acquiring restaurants leased to franchisees.
     In the United States and Canada, property revenues remained unchanged at $22 million for the three months ended December 31, 2007 compared to the same period in the prior year, primarily due to increased contingent rents as a result of an increase in franchise comparable sales in this segment of 4.7%, offset by the effect of closing or acquiring restaurants leased to franchisees.
     In EMEA/APAC, property revenues increased by $1 million or 13% for the three months ended December 31, 2007 compared to the same period in the prior year, primarily due to increased contingent rents as a result of an increase in franchise comparable sales in this segment of 5.7% partially offset by the effect of closing or acquiring restaurants leased to franchisees.

Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by 12% to $140 million during the three months ended December 31, 2007 compared to the same period in the prior year, as a result of an increase in sales and in the number of Company restaurants, an increase in commodity costs and the unfavorable impact of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs increased 1.2% to 31.2% primarily due to the increase in commodity and other food costs in the U.S and Canada.
     In the United States and Canada, food, paper and product costs increased by 10% during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in sales in this segment, an increase in the number of Company restaurants, and an increase in commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues increased 1.4% to 32.3% primarily due to an increase in beef, cheese, chicken and other food costs partially offset by sales of higher margin products.
     In EMEA/APAC, food, paper and product costs increased by 17% during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in sales, and the unfavorable impact of foreign currency exchange rates offset by a reduction in the number of Company restaurants. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1% to 28.5% for the three months ended December 31, 2007, reflecting the unfavorable impact from product mix and commodity pressures during the period as compared to the same period in the prior year.
     There was no significant change in food, paper and product costs in Latin America during the three months ended December 31, 2007.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by 7% to $132 million during the three months ended December 31, 2007 compared to the same period in the prior year. This increase was primarily due to the addition of 13 Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007, and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained unchanged at 29.3% as a result of the benefits derived from labor efficiencies and lower fringe benefit costs offset by higher wages and an increase in headcount.
     In the United States and Canada, payroll and employee costs increased by 4% to $86 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic and the addition of 26 Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007. As a percentage of Company restaurant revenues, payroll and employee benefits did not change significantly, with the benefits derived from labor efficiencies offset by inflationary increases in wages and salaries.
     In EMEA/APAC, payroll and employee benefits costs increased by 15% during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic, and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits increased by 0.5% to 29.7% of Company restaurant revenues in EMEA/APAC for the three months ended December 31, 2007, compared to the same period in the prior year as a result of inflationary increases in wages and salaries, increased fringe benefit costs and temporary staffing.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended December 31, 2007.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by 3% to $106 million during the three months ended December 31, 2007 compared to the same period in the prior year. This increase is primarily attributable to the addition of 13 Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007, and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs were 23.6% of Company restaurant revenues during the three months ended December 31, 2007 compared to 24.7% during the three months ended December 31, 2006, reflecting the benefits realized from the new flexible batch broilers in the United States and Canada and lower rent from the closure of underperforming restaurants and the refranchising of Company restaurants in EMEA, primarily in the U.K.

     In the United States and Canada, occupancy and other operating costs increased by 1% to $64 million during the three months ended December 31, 2007 compared to the same period in the prior year, driven by higher rent and property taxes partially offset by the benefits realized from the new flexible batch broilers, including lower utility costs and depreciation expense, and positive Company comparable sales in the region. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased to 22.3% compared to 23.2% during the three months ended December 31, 2006 for the reasons discussed above.
     In EMEA/APAC, occupancy and other operating costs increased by 5% to $38 million during the three months ended December 31, 2007 compared to the same period in the prior year, due to increased utility and repair and maintenance costs and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased to 25.7% compared to 27.6% during the three months ended December 31, 2006, benefiting primarily from the closure of under-performing restaurants and the refranchising of Company restaurants in EMEA, primarily in the U.K., as well as positive Company comparable sales in the region.
     In Latin America, occupancy and other operating costs increased by 18% to $4 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily attributable to the addition of ten new Company restaurants during the twelve months ended December 31, 2007. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 27% during the three months ended December 31, 2007 compared to 24.4% during the three months ended December 31, 2006, primarily as a result of an increase in rent, utility costs, property taxes, and depreciation from the new restaurants.
     Selling, general and administrative expenses
     Selling expenses decreased by $3 million for the three months ended December 31, 2007 compared to the same periods in the prior year. The decrease in selling expenses for the three months is primarily attributable to a discretionary Company contribution to the U.K. marketing fund of $7 million made in the prior year, offset by additional sales promotions and advertising expenses generated by higher Company restaurant revenues. The overall net decrease in selling expenses reflects the unfavorable impact of $1 million from the movement in foreign currency exchange rates, primarily due to the strengthening of the Euro and the British Pound against the U.S. dollar.
     General and administrative expenses increased by $9 million to $103 million for the three months ended December 31, 2007, compared to the same period in the prior year. This net increase was primarily driven by an increase in corporate salary, fringe benefits and other employee-related costs of $7 million and an increase in stock based compensation expense of $2 million. The overall net increase of $9 million also reflects the unfavorable impact of $4 million from the movement in foreign currency exchange rates, primarily due to the strengthening of the Euro and the British Pound against the U.S. dollar.
     Property Expenses
     Total property expenses increased $1 million to $16 million for the three months ended December 31, 2007 compared to the same period in the prior year, primarily due to an increase in rents related to the increase in sales for the period offset by the effect of closing or acquiring restaurants leased to franchisees.
     Other operating (income) expense, net
     Other operating (income) expense, net for the three months ended December 31, 2007 and 2006 was $1 million of income. Other operating (income) expense for the current period includes a net gain of $3 million from the disposal of real estate and other assets, offset by a $1 million loss on foreign currency transactions, a $1 million loss from vacant property provisions and $1 million in losses derived from settlement losses recorded on the acquisition of franchise restaurants and unrealized losses on investment securities.
     Other operating (income) expense, net for the three months ended December 31, 2006 includes a gain of $1 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies and a net gain of $1 million from the disposal of assets, partially offset by $2 million of expenses associated with franchise system distress in the U.K.

Income from Operations

	Three Months Ended
	December 31,
	2007	2006
Income from Operations:
United States and Canada	$88	$84
EMEA/APAC	27	13
Latin America	11	10
Unallocated	(31)	(32)

Total income from operations	$95	$75

     Total income from operations increased by $20 million to $95 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily due to an increase in franchise revenues of $22 million driven by worldwide franchise comparable sales of 4.8% for the quarter, an increase in the effective royalty rate and the net addition of 198 franchise restaurants during the twelve months ended December 31, 2007. In addition, we benefited from an increase in Company restaurant margin of $4 million which was primarily driven by the net addition of 13 Company restaurants during the twelve months ended December 31, 2007 and an increase in Company comparable sales. These benefits were partially offset by an increase in selling, general and administrative expenses of $6 million, primarily attributable to increased salary and fringe benefit costs and increased stock based compensation, offset by a decrease in selling expenses which was primarily driven by the discretionary Company contribution made to the U.K. marketing fund in the prior year. The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses resulting in a $2 million impact on income from operations. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for income from operations by segment.
     In the United States and Canada, income from operations increased by $4 million to $88 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $9 million reflecting an increase in comparable sales for franchise restaurants in this segment and an increase in the effective royalty rate. In addition, we benefited from an increase in Company restaurant margin of $2 million, driven by the net increase of 26 Company restaurants during the twelve months ended December 31, 2007 and an increase in Company comparable sales for the quarter. These increases were partially offset by an increase in selling, general and administrative expenses of $7 million driven by increased salary and fringe benefit costs and increased stock based compensation expense.
     In EMEA/APAC, income from operations increased by $14 million to $27 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $11 million reflecting an increase in comparable sales for franchise restaurants in this segment and the net increase of 158 franchise restaurants during the twelve months ended December 31, 2007. In addition, we benefited from an increase in Company restaurant margin of $2 million, driven by an increase in comparable sales; an increase in net property revenues of $1 million, reflecting both an increase in comparable sales offset by a decrease in the number of properties that we lease or sublease to franchisees; and a decrease in selling, general and administrative expenses of $1 million driven by the discretionary Company contribution made to the U.K. marketing fund in the prior year. These increases were partially offset by higher advertising expenses as a result of the increase in sales, higher salary and fringe benefits and professional fees and by a $1 million decrease in other operating (income) expense, net.
     In Latin America, income from operations increased by $1 million to $11 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $2 million reflecting an increase in comparable sales for franchise restaurants in this segment and the net addition of 86 franchise restaurants during the twelve months ended December 31, 2007, partially offset by higher selling, general and administrative expenses.
     Our unallocated corporate expenses decreased by $1 million during the three months ended December 31, 2007 compared to the same period in the prior year.
Interest Expense, net
     Interest expense, net decreased by $1 million during the three months ended December 31, 2007 compared to the same period in the prior year, reflecting a reduction in the amount of borrowings outstanding due to early prepayments of our debt and a decrease in rates paid on borrowings during the period. The weighted average interest rate for the three months ended December 31, 2007 was 6.7%, which included the benefit of interest rate swaps on 46% of our term debt.

Income Tax Expense
     Income tax expense was $30 million for the three months ended December 31, 2007 resulting in an effective tax rate of 38%. During the three months ended December 31, 2007, we recorded a tax charge of $1 million primarily related to legal changes in various jurisdictions.
     Income tax expense was $20 million for the three months ended December 31, 2006 resulting in an effective tax rate of 34.5%. During the three months ended December 31, 2006, we realized a tax benefit as a result of the realignment of the European and Asian businesses.
Net Income
     Our net income increased by $11 million to $49 million during the three months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of a net increase in restaurants and strong comparable sales which increased franchise revenues by $22 million, increased Company restaurant margin by $4 million and increased net property revenues by $1 million. These increases were partially offset by an increase in selling, general and administrative expenses of $6 million and a $10 million increase in income tax expense.
Results of Operations for the six months ended December 31, 2007
     The following table presents our results of operations for the six months ended December 31, 2007 and 2006:

	For the Six Months Ended December 31,
	2007	2006
			Increase/
	Amount	Amount	(Decrease)
	(Dollars in millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$889	$822	8%
Franchise revenues	265	225	18%
Property revenues	61	58	5%

Total revenues	$1,215	$1,105	10%
Company restaurant expenses	751	694	8%
Selling, general and administrative expenses	244	231	6%
Property expenses	30	31	(3)%
Other operating income, net	(1)	(8)	(88)%

Total operating costs and expenses	$1,024	$948	8%

Income from operations	191	157	22%
Interest expense	36	38	(5)%
Interest income	(4)	(4)	—%

Interest expense, net	32	34	(6)%
Loss on early extinguishment of debt	—	1	NM

Income before income taxes	$159	$122	30%
Income tax expense	61	44	39%

Net income	$98	$78	26%

Earnings per share — basic (1)	$0.72	$0.59	22%
Earnings per share — diluted (1)	$0.71	$0.57	25%

Weighted average shares — basic	135.2	133.3
Weighted average shares — diluted	137.9	136.1

(1)		Earnings per share is calculated using whole dollars and shares.

NM	–	Not meaningful

Revenues
     Company restaurant revenues
     Total Company restaurant revenues increased by 8% to $889 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in net restaurants and positive worldwide Company comparable sales of 2.5%. During the twelve months ended December 31, 2007, we added 13 Company restaurants (net of closures and refranchisings). Approximately $32 million, or 48%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.
     In the United States and Canada, Company restaurant revenues increased by 6% to $574 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of strong Company comparable sales in this segment of 2.2% and the addition of 26 Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007. Approximately $8 million, or 24%, of the increase in Company restaurant revenues was due to the favorable impact in the movement of foreign currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues increased by 13% to $282 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of the favorable impact from the movement of foreign currency exchange rates in EMEA which contributed $24 million, or 75%, of the increase. Company restaurant revenues also increased as a result of positive Company comparable sales in this segment of 3.5%, but this improvement was offset by a net reduction of 23 Company restaurants primarily in the U.K. during the twelve months ended December 31, 2007.
     In Latin America, Company restaurant revenues increased by 6% to $33 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of 10 additional Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007, partially offset by negative Company comparable sales in this segment of 0.8% due to highly successful product promotions, such as the 15th year Whopper® anniversary promotion, featured in the prior year in Mexico. The impact on Company restaurant revenues from foreign currency exchange rates was not significant in this segment.
     Franchise revenues
     Total franchise revenues increased by 18% to $265 million during the six months ended December 31, 2007 compared to the same period in the prior year, driven by positive worldwide franchise comparable sales of 5.6% during the period, an increase in effective royalty rates in the U.S., and a net increase of 198 in the number of franchise restaurants (net of restaurant closures and acquisitions of franchise restaurants by the Company) during the twelve months ended December 31, 2007. Approximately $6 million, or 15%, of the increase in franchise revenues, was due to the favorable impact from the movement of foreign currency exchange rates.
     In the United States and Canada, franchise revenues increased by 13% to $158 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of positive franchise comparable sales in this segment of 5.9% and an increase in effective royalty rates in the U.S., partially offset by the elimination of royalties from a net reduction of 46 franchise restaurants during the twelve months ended December 31, 2007. The impact on franchise revenues from foreign currency exchange rates was not significant in this segment.
     In EMEA/APAC, franchise revenues increased by 29% to $84 million during the six months ended December 31, 2007 compared to the same period in the prior year, driven by an increase of 158 franchise restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the twelve months ended December 31, 2007 and positive franchise comparable sales in this segment of 5.3% during the six month period. Approximately $6 million, or 33%, of the increase in franchise revenues was due to the favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 15% to $23 million during the six months ended December 31, 2007 compared to the same period in the prior year, as a result of positive franchise comparable sales in this segment of 3.4% and the addition of 86 franchise restaurants (net of closures) during the twelve months ended December 31, 2007. The impact on franchise revenues from foreign currency exchange rates was not significant in this segment.

     Property Revenues
     Total property revenues increased by $3 million, or 5%, for the six months ended December 31, 2007 compared to the same period in the prior year, primarily from an increase in worldwide franchise comparable sales of 5.6% resulting in increased contingent rents, partially offset by the effect of closing or acquiring restaurants leased to franchisees.
     In the United States and Canada, property revenues increased by $2 million to $45 million for the six months ended December 31, 2007 compared to the same period in the prior year, primarily from increased contingent rents as a result of an increase in franchise comparable sales in this segment of 5.9% partially offset by the effect of closing or acquiring restaurants leased to franchisees.
     In EMEA/APAC, property revenues increased by $1 million to $16 million for the six months ended December 31, 2007 compared to the same period in the prior year, primarily from increased contingent rents as a result of an increase in franchise comparable sales in this segment of 5.3% and the non-recurrence of deferred rent revenue recorded in December 31, 2006 partially offset by the effect of closing or acquiring restaurants leased to franchisees.
Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by 12% to $277 million during the six months ended December 31, 2007 compared to the same period in the prior year, as a result of an increase in sales and in the number of Company restaurants, an increase in food costs and the unfavorable impact of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs increased 1% to 31.1% primarily due to the increase in commodity and other food costs in the U.S. and Canada.
     In the United States and Canada, food, paper and product costs increased by 11% during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in sales in this segment, an increase in the number of Company restaurants, and an increase in food costs. Food, paper and product costs as a percentage of Company restaurant revenues increased 1.4% to 32.2%, primarily due to an increase in beef, cheese, chicken and other food costs partially offset by sales of higher margin products.
     In EMEA/APAC, food, paper and product costs increased by 16% during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in sales, an increase in the number of Company restaurants and the unfavorable impact of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 0.6% to 28.3% for the six months ended December 31, 2007, reflecting the unfavorable impact from product mix and commodity pressures during the period as compared to the same period in the prior year.
     In Latin America, food, paper and product costs increased by 5% during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in sales in this segment, and an increase in the number of Company restaurants. Food, paper and product costs as a percentage of Company restaurant revenues decreased 0.6% to 36.1% primarily due to an increase in the higher margin product offerings and lower potato costs.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by 9% to $263 million during the six months ended December 31, 2007 compared to the same period in the prior year. This increase was primarily due to the addition of 13 Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007, and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.1 percentage points as a result of inflationary increases and temporary staffing in EMEA/APAC.
     In the United States and Canada, payroll and employee costs increased by 5% to $174 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic and the addition of 26 Company restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007. As a percentage of Company restaurant revenues, payroll and employee benefits did not change significantly, with the benefits derived from labor efficiencies offset by inflationary increases in wages and salaries.

     In EMEA/APAC, payroll and employee benefits costs increased by 15% during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits increased by 0.6% to 29.9% of Company restaurant revenues in EMEA/APAC for the six months ended December 31, 2007, compared to the same period in the prior year as a result of inflationary increases in wages and salaries, increases in fringe benefit costs, and an increase in temporary staffing.
     There was no significant change in payroll and employee benefits costs in Latin America during the six months ended December 31, 2007.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by 3% to $211 million during the six months ended December 31, 2007 compared to the same period in the prior year. This increase is primarily attributable to the addition of 13 restaurants (net of closures and refranchisings) during the twelve months ended December 31, 2007, and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs were 23.7% of Company restaurant revenues during the six months ended December 31, 2007 compared to 24.8% during the six months ended December 31, 2006, reflecting the benefits realized from the new flexible batch broiler in the United States and Canada and leverage derived from higher Company comparable sales.
     In the United States and Canada, occupancy and other operating costs decreased by 0.4% to $127 million during the six months ended December 31, 2007 compared to the same period in the prior year. This decrease was driven by the benefits realized from the new flexible batch broiler, including lower utility costs and depreciation expense, and positive Company comparable sales in the region offset by higher rent and property taxes. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased to 22.2% compared to 23.6% during the six months ended December 31, 2006 for the reasons discussed above.
     In EMEA/APAC, occupancy and other operating costs increased by 8% to $75 million during the six months ended December 31, 2007 compared to the same period in the prior year primarily due to increased utility costs, rent and other costs and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased to 26.5% compared to 27.5% during the six months ended December 31, 2006, benefiting primarily from the closure of under-performing restaurants and the refranchising of Company restaurants in EMEA as well as positive Company comparable sales in the region.
     In Latin America, occupancy and other operating costs increased by 18% to $9 million during the six months ended December 31, 2007, compared to the same period in the prior year, primarily attributable to the addition of ten new Company restaurants during the twelve months ended December 31, 2007. As a percentage of Company restaurant revenues, occupancy and other operating costs increased to 27.5% compared to 24.6% during the six months ended December 31, 2006, primarily as a result of an increase in rent, utility costs, property taxes, and depreciation expense on the additional restaurants.
     Selling, general and administrative expenses
     Selling expenses increased by $1 million for the six months ended December 31, 2007, compared to the same period in the prior year. The increase in selling expenses year to date is primarily attributable to additional sales promotions and advertising expenses generated by higher Company restaurant revenues as well as higher bad debt recoveries recognized in the prior year, offset by a discretionary Company contribution to the U.K. marketing fund of $7 million made in the prior year. The overall net change in selling expenses reflects the unfavorable impact from the movement in foreign currency exchange rates of $2 million for the six months ended December 31, 2007, primarily due to the strengthening of the Euro and the British Pound against the U.S. dollar.
     General and administrative expenses increased by $12 million to $199 million for the six months ended December 31, 2007, compared to the same period in the prior year. This net increase was primarily driven by an increase in corporate salary and fringe benefits of $8 million and an increase in stock based compensation expense of $3 million. The overall net increase of $12 million also reflects the unfavorable impact of $6 million from the movement in foreign currency exchange rates, primarily due to the strengthening of the Euro and the British Pound against the U.S. dollar.
     Property Expenses
     Total property expenses decreased $1 million to $30 million for the six months ended December 31, 2007 compared to the same period in the prior year, primarily due to the effect of closing or acquiring restaurants leased to franchisees.

     Other operating (income) expense, net
     Other operating (income) expense, net for the six months ended December 31, 2007 was $1 million of income, compared to $8 million of income for the same period in the prior year. Other operating (income) expense for the period includes a net gain of $2 million from the disposal of assets, offset by a $1 million charge for a payment made to our sole distributor in the U.K. and a $1 million charge for litigation costs.
     Other operating (income) expense, net for the six months ended December 31, 2006 includes a $5 million gain from the sale of the Company’s investment in a joint venture in New Zealand and a gain on forward currency contracts of $3 million, partially offset by $2 million of expenses associated with franchise system distress in the U.K.
Income from Operations

	Six Months Ended
	December 31,
	2007	2006
Income from Operations:
United States and Canada	$185	$171
EMEA/APAC	47	33
Latin America	20	18
Unallocated	(61)	(65)

Total Income from Operations	$191	$157

     Total income from operations increased by $34 million to $191 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily due to an increase in franchise revenues of $40 million driven by worldwide franchise comparable sales of 5.6%, an increase in the effective royalty rate and the net addition of 198 franchise restaurants during the twelve months ended December 31, 2007. In addition, we benefited from an increase in Company restaurant margin of $10 million, which was driven by the net addition of 13 Company restaurants during the twelve months ended December 31, 2007 and positive Company comparable sales, as well as net property revenues of $4 million, driven by an increase in comparable sales for franchise restaurants. These benefits were partially offset by an increase in selling, general and administrative expenses of $13 million, primarily attributable to increased salary and fringe benefit costs, increased stock based compensation, higher advertising expense due to higher sales and a decrease in other operating income, net of $7 million, primarily driven by gain on disposal of assets in the prior year. The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses resulting in a $3 million favorable impact on income from operations. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for income from operations by segment.
     In the United States and Canada, income from operations increased by $14 million to $185 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $18 million reflecting an increase in comparable sales for franchise restaurants in this segment and an increase in the effective royalty rate. In addition, we benefited from an increase in Company restaurant margin of $6 million, driven by an increase in Company comparable sales and the net addition of 26 Company restaurants during the twelve months ended December 31, 2007. These increases were offset by higher selling, general and administrative expenses of $10 million driven primarily by increased salary and fringe benefit costs and increased stock based compensation expense.
     In EMEA/APAC, income from operations increased by $14 million to $47 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $19 million reflecting an increase in comparable sales for franchise restaurants in this segment and the net addition of 158 franchise restaurants during the twelve months ended December 31, 2007. In addition, we benefited from an increase in Company restaurant margin of $4 million, driven by an increase in Company comparable sales and an increase in net property revenues of $2 million, reflecting both an increase in Company comparable sales for franchise restaurants offset by a decrease in the number of properties that we lease or sublease to franchisees. These increases were partially offset by an $8 million decrease in other operating (income) expense, net and an increase in selling, general and administrative expenses of $3 million due to higher salary and fringe benefits.

     In Latin America, income from operations increased by $2 million to $20 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $3 million reflecting an increase in comparable sales for franchise restaurants in this segment, partially offset by an increase in selling, general and administrative expenses driven primarily by higher salary and fringe costs and higher selling and promotion expenses.
     Our unallocated corporate expenses decreased by $4 million during the six months ended December 31, 2007 compared to the same period in the prior year primarily as a result of non-recurring professional services fees associated with the realignment of our European and Asian businesses.
Interest Expense, net
     Interest expense, net decreased by $2 million during the six months ended December 31, 2007 compared to the same period in the prior year reflecting a reduction in the amount of borrowings outstanding due to early prepayments of our debt, which was partially offset by an increase in rates paid on borrowings during the period. The weighted average interest rate for the six months ended December 31, 2007 was 6.8%, which included the benefit of interest rate swaps on 49% of our term debt.
Income Tax Expense
     Income tax expense was $61 million for the six months ended December 31, 2007 resulting in an effective tax rate of 38.4%. During the six months ended December 31, 2007, we recorded a tax charge of $7 million primarily related to legal changes in various jurisdictions and a tax benefit of $3 million due to the release in valuation allowance as it was determined that certain deferred tax assets would be realized.
     Income tax expense was $44 million for the six months ended December 31, 2006 resulting in an effective tax rate of 36.1%. During the six months ended December 31, 2006, we realized a tax benefit as a result of the realignment of the European and Asian businesses.
Net Income
     Our net income increased by $20 million to $98 million during the six months ended December 31, 2007 compared to the same period in the prior year, primarily as a result of a net increase in restaurants and strong comparable sales which increased franchise revenues by $40 million, Company restaurant margins by $10 million and net property revenues by $4 million. We also benefited from a decrease in interest expense and loss on early extinguishment of debt of $3 million. These increases were partially offset by an increase in selling, general and administrative expenses of $13 million, a $7 million decrease in other operating (income) expense, net and a $17 million increase in income tax expense.
Liquidity and Capital Resources
Overview
     Cash provided by operations was $119 million during the six months ended December 31, 2007, compared to cash used for operations of $2 million during the six months ended December 31, 2006.
     During the six months ended December 31, 2007 we retired $50 million in debt. Our weighted average interest rate on our term debt for the six months ended December 31, 2007 was 6.8%, which included the benefit of interest rate swaps on 49% of our term debt.
     On January 30, 2008, we entered into interest rate swaps with a notional value of $275 million, which become effective on March 31, 2008 and mature on December 31, 2011.
     During the six months ended December 31, 2007 we declared and paid two quarterly dividends of $0.0625 per share resulting in a $17 million cash payment to shareholders of record.
     During the six months ended December 31, 2007, we repurchased 252,000 shares of common stock under our previously announced $100 million share repurchase program at an aggregate cost of $6 million which we will retain in treasury for future use. In the near term, we intend to use a portion of our excess cash to repurchase shares under our $100 million share repurchase program depending on market conditions.
     We had cash and cash equivalents of $183 million as of December 31, 2007. In addition, as of December 31, 2007, we had a borrowing capacity of $123 million under our $150 million revolving credit facility (net of $27 million in letters of credit, in support of our self insured program retentions and deductibles, issued under the revolving credit facility).

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
Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $119 million during the six months ended December 31, 2007 compared to cash used for operating activities of $2 million during the six months ended December 31, 2006. The $119 million provided during the six months ended December 31, 2007 includes net income of $98 million, offset by a $22 million payment to establish the Rabbi trust. The $2 million used during the six months ended December 31, 2006 includes a usage of cash from a change in working capital of $126 million including tax payments of $114 million, of which $82 million were due to the operational realignment of our European and Asian businesses.
     Investing Activities
     Cash used for investing activities was $41 million during the six months ended December 31, 2007 compared to cash used for investing activities which was $27 million during the six months ended December 31, 2006. The $41 million cash usage during the six months ended December 31, 2007 includes $50 million of payments for the purchase of property and equipment, $3 million from funds held in escrow to purchase property, $2 million from investments in franchise debt and $1 million related to the acquisition of franchise operations, offset by $13 million of proceeds from asset disposals and restaurant closures and $2 million in proceeds from the collection of franchisee debt. The $27 million cash usage during the six months ended December 31, 2006 includes $31 million from the purchase of property and equipment and $4 million from investments in franchisee debt, offset by $15 million of proceeds from asset disposals and restaurant closures.
     Capital expenditures include costs to build new Company restaurants, to remodel and maintain restaurant properties to our standards and to develop our corporate infrastructure, particularly in information technology. The following table presents capital expenditures by type of expenditure:

	For the
	Six Months Ended
	December 31,
	2007	2006
	(In millions)
New restaurants	$14	$8
Existing restaurants	30	18
Other, including corporate	6	5

Total	$50	$31

     Capital expenditures to existing restaurants consist of renovations to Company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each Company restaurant to maintain its appearance in accordance with our standards. Capital expenditures for existing restaurants also include investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward improvements to our leased properties completed by franchisees. Other capital expenditures include investments in information technology systems, and corporate furniture and fixtures.
     We expect capital expenditures of approximately $120 to $150 million in fiscal 2008 to develop new restaurants and to rebuild and remodel existing restaurants, and for new equipment initiatives, IT initiatives and other corporate expenditures. We have expended $50 million in capital expenditures through December 31, 2007.
     Financing Activities
     Financing activities used cash of $71 million during the six months ended December 31, 2007 compared to $97 million during the six months ended December 31, 2006. Uses of cash in financing activities during the six months ended December 31, 2007 primarily consisted of repayments of debt and capital leases of $53 million, two quarterly cash dividend payments of $17 million and the repurchase of common stock of $6 million, offset by $3 million in tax benefits from stock-based compensation and $2 million from proceeds of stock option exercises. Uses of cash in financing activities during the six months ended December 31, 2006 included repayments of debt and capital leases of $103 million and the repurchase of common stock of $1 million, offset by $4 million in tax benefits from stock-based compensation and $2 million from the proceeds of stock option exercises.

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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“FASB No. 141R”). FASB No. 141R replaces FASB No. 141, Business Combinations, but retains the fundamental requirements in FASB No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FASB No. 141 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately. FASB No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after July 1, 2009. We are evaluating the impact that FASB No. 141R may have on our statements of operations and financial position.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FASB No. 160”). FASB No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. FASB No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiairy that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. FASB No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FASB No. 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning on July 1, 2009. We are evaluating the impact that FASB No. 160 may have on our statements of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the six months ended December 31, 2007 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, except as noted below.
     We have a market risk exposure to changes in interest rates, principally in the United States. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the borrowing costs associated with the related borrowing costs associated with the debt.
     As of December 31, 2007, we had interest rate swaps with a notional value of $380 million that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”). The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $821 million would result in an increase or decrease in interest expense of approximately $4 million in a given year, as we have hedged $380 million of our future interest payments.
     On January 30, 2008, we entered into interest rate swaps with a notional value of $275 million, which become effective on March 31, 2008 and mature on December 31, 2011. These swaps qualify as cash hedges under SFAS No. 133. As of January 31, 2008, we had $655 million of LIBOR-based interest rate swap contracts outstanding, including the $275 million forward starting interest rate swaps described above, and had $819 million of LIBOR-based variable rate debt outstanding.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward looking statements include statements regarding our beliefs and expectations regarding our intention to focus on sales growth and profitability and expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development; our beliefs and expectations regarding franchise restaurants, including their growth potential and the factors that will result in financially stronger operators throughout our franchise base; our intention to continue to employ innovative marketing strategies and expand product offerings; our intention to focus on Company restaurant remodels and rebuilds; our estimates regarding our liquidity, capital expenditures in fiscal 2008 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our intention to increase shareholder value through the use of a portion of our excess cash to repurchase shares under our repurchase program; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the gain to be recognized into earnings during fiscal year 2008 from our hedging contracts; our expectations regarding unrecognized tax benefits; and our expectations regarding the impact of accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our international growth strategy;

•	Risks related to our international operations;

•	Economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as increases in unemployment rates, declines in median income growth, consumer confidence and changes in consumer preferences;

•	Our continued relationship with, and the success of, our franchisees;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations and financing for new restaurant development;

•	Our ability to manage increases in our operating costs, including costs of food and paper products, rent expense, energy costs and labor costs;

•	Risks related to our business in the United Kingdom, which may continue to experience operating losses, escalating costs, including rent expense, restaurant closures and franchisee financial distress;

•	Risks relating to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply of necessary products to us;

•	Our ability to execute on our plan of remodeling and rebuilding restaurants to increase sales and profitability;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to franchisee financial distress which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties, such as landlords;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Our ability to repurchase shares under the Share Repurchase Program;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Our ability to refinance or modify our bank debt on favorable terms given the current lending environment;

•	Our ability to utilize foreign tax credits to offset our U.S. income taxes due to continuing losses in the U.K. and other factors and risks related to the impact of changes in statutory tax rates in foreign jurisdictions on our deferred taxes;

•	Our ability to realize our expected tax benefits from the realignment of our European and Asian businesses;

•	Fluctuations in international currency exchange and interest rates;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Our ability to manage changing labor conditions and difficulties in staffing our international operations;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of the Company’s common stock made during the fiscal quarter ended December 31, 2007:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares That May Yet
	Total Number of		Part of Publicly	be Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans or	the Plans or
Period	(1)	Per Share	Programs (2) (3)	Programs
Oct. 1-31, 2007	1,785	$25.78	0	$94,070,759
Nov 1-30, 2007	0	N/A	0	$94,070,759
Dec 1-31, 2007	2,099	$26.24	0	$94,070,759

Total	3,884	$26.03	0	$94,070,759

(1)	All shares purchased were used to satisfy the Company’s obligations to withhold from restricted stock awards the amount of federal withholding tax due in respect of such awards.

(2)	On May 31, 2007, the Company’s Board of Directors authorized a $100 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s insider trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy. No shares were purchased under the Company’s share repurchase program during the fiscal quarter ended December 31, 2007.

(3)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited, and all future shares will be deposited, into treasury and retained for future use.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Company’s shareholders was held on November 29, 2007.
The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
Andrew B. Balson	125,670,694	2,502,147
David Bonderman	96,324,997	31,847,844
Richard W. Boyce	125,651,118	2,521,723
David A. Brandon	108,004,264	20,168,577
John W. Chidsey	105,446,644	22,726,197
Ronald M. Dykes	126,203,565	1,969,276
Peter R. Formanek	126,204,921	1,967,920
Manuel A. Garcia	123,060,480	5,112,361
Adrian Jones	125,686,211	2,486,630
Sanjeev K. Mehra	125,663,579	2,509,262
Stephen G. Pagliuca	125,662,635	2,510,206
Brian T. Swette	126,204,963	1,967,878
Kneeland C. Youngblood	126,169,269	2,003,572
The following table sets forth a brief description of the only other matter considered at the Annual Meeting and the number of votes cast for, against or abstaining from the matter.

	For	Against	Abstain
Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008	128,073,140	66,872	32,829

Item 6.	Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

10.45	Option Award Agreement dated June 6, 2006 between Burger King Holdings, Inc. and Charles M. Fallon, Jr.

10.46	Option Award Agreement dated June 6, 2006 between Burger King Holdings, Inc. and Charles M. Fallon, Jr.

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: February 5, 2008	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial officer)

Date: February 5, 2008	By:	/s/ Christopher M. Anderson
		Name:	Christopher M. Anderson
		Title:	Senior Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.45	Option Award Agreement dated June 6, 2006 between Burger King Holdings, Inc. and Charles M. Fallon, Jr.

10.46	Option Award Agreement dated June 6, 2006 between Burger King Holdings, Inc. and Charles M. Fallon, Jr.

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002