Form 10-Q
period 2008-03-31
Burger King Holdings Inc
filed 2008-05-05
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2008, there were 134,806,013 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,
	2008	2007
	(In millions, except share data)
Assets

Current assets:
Cash and cash equivalents	$167	$170
Trade and notes receivable, net	128	125
Prepaids and other current assets	53	66
Deferred income taxes, net	55	43

Total current assets	403	404

Property and equipment, net	892	879
Intangible assets, net	1,023	986
Goodwill	23	23
Net investment in property leased to franchisees	135	142
Other assets, net	104	83

Total assets	$2,580	$2,517

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts and drafts payable	$79	$106
Accrued advertising	95	64
Other accrued liabilities	258	259
Current portion of long term-debt and capital leases	5	5

Total current liabilities	437	434

Term debt, net of current portion	821	871
Capital leases, net of current portion	70	67
Other deferrals and liabilities	377	334
Deferred income taxes, net	86	95

Total liabilities	1,791	1,801

Commitments and Contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 134,795,103 and 135,217,470 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	1	1
Restricted stock units	—	3
Additional paid-in capital	596	574
Retained earnings	248	134
Accumulated other comprehensive income	(17)	8
Treasury stock, at cost; 2,050,974 and 673,430 shares, at March 31, 2008 and June 30, 2007, respectively	(39)	(4)

Total stockholders’ equity	789	716

Total liabilities and stockholders’ equity	$2,580	$2,517

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in millions, execpt per share data)
Revenues:
Company restaurant revenues	$436	$403	$1,325	$1,225
Franchise revenues	129	109	394	334
Property revenues	29	27	90	85

Total revenues	594	539	1,809	1,644

Company restaurant expenses:
Food, paper and product costs	135	120	412	367
Payroll and employee benefits	133	121	396	363
Occupancy and other operating costs	110	105	321	310

Total company restaurant expenses	378	346	1,129	1,040

Selling, general and administrative expenses	126	115	370	346
Property expenses	15	14	45	45
Other operating (income) expense, net	(6)	2	(7)	(6)

Total operating costs and expenses	513	477	1,537	1,425

Income from operations	81	62	272	219

Interest expense	17	18	53	56
Interest income	(1)	(1)	(5)	(5)

Total interest expense, net	16	17	48	51
Loss on early extinguishment of debt	—	—	—	1

Income before income taxes	65	45	224	167
Income tax expense	24	11	85	55

Net income	$41	$34	$139	$112

Earnings per share:
Basic	$0.30	$0.25	$1.03	$0.84
Diluted	$0.30	$0.25	$1.01	$0.82

Weighted average shares outstanding:

Basic	135.2	134.4	135.2	133.7
Diluted	137.5	137.2	137.7	136.6

Dividends per common share	$0.06	$0.06	$0.19	$0.06
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
	(In millions)
Cash flows from operating activities:
Net income	$139	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	65
Gain on hedging activities	(2)	(3)
Gain on remeasurement of foreign denominated transactions	(57)	(17)
Gain on asset sales and release of unfavorable lease obligation	(17)	(8)
Bad debt recoveries, net of provisions	(2)	(4)
Loss on early extinguishment of debt	—	1
Stock-based compensation	8	4
Deferred income taxes	(1)	(15)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	1	(1)
Prepaids and other current assets	14	(13)
Accounts and drafts payable	(30)	(26)
Accrued advertising	29	13
Other accrued liabilities	9	(80)
Other long-term assets and liabilities	(11)	13

Net cash provided by operating activities	150	41

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(318)
Proceeds from sale of available-for-sale securities	—	318
Payments for property and equipment	(88)	(48)
Proceeds from asset disposals and restaurant closures	26	18
Payments for acquired franchisee operations	(4)	(12)
Return of investment on direct financing leases	5	5
Other investing activities	(1)	(2)

Net cash used for investing activities	(62)	(39)

Cash flows from financing activities:
Proceeds from term debt and credit facility	—	1
Repayments of term debt, credit facility and capital leases	(54)	(130)
Dividends paid on common stock	(25)	(8)
Proceeds from stock option exercises	2	7
Excess tax benefits from stock-based compensation	7	10
Repurchases of common stock	(35)	(1)

Net cash used for financing activities	(105)	(121)

Effect of exchange rates on cash and cash equivalents	14	2
Decrease in cash and cash equivalents	(3)	(117)
Cash and cash equivalents at beginning of period	170	259

Cash and cash equivalents at end of period	$167	$142

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
	(In millions)
Supplemental cash flow disclosures:
Interest paid (1)	$50	$44
Income taxes paid (2)	$67	$140

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$6	$6

(1)	Amount for the nine months ended March 31, 2008 is net of swap interest income of $1 million. Amount for nine months ended March 31, 2007 is net of $12 million received upon termination of interest rate swaps.

(2)	Amount for the nine months ended March 31, 2007 includes payment of $82 million in income taxes incurred, primarily resulting from the realignment of the Company’s European and Asian businesses completed in July 2006.
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Basis of Presentation
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. As of June 30, 2007, the Company was approximately 58% owned by private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”). The percentage ownership of the private equity funds controlled by the Sponsors has been reduced to approximately 43% as of March 31, 2008, as a result of the sale of 20.7 million shares of the Company’s common stock in November 2007 through a secondary offering, including the underwriters’ exercise of the over-allotment option (“the secondary offering”) and the sale of 0.7 million shares of the Company’s common stock in February 2008 on the open market by Bain Capital Integral Investors, LLC, one of the private equity funds controlled by Bain Capital Partners. The Company received no proceeds from either the secondary offering or the sale by Bain Capital Integral Investors, LLC of shares.
     The Company generates revenues from three sources: (i) sales at restaurants owned by the Company; (ii) royalties and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees. The Company receives monthly royalties and advertising contributions from franchisees based on a percentage of sales at franchise restaurants.
Basis of Presentation and Consolidation
     The Company has prepared the accompanying Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 7, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for the nine months ended March 31, 2008 do not necessarily indicate the results that may be expected for the full year ending June 30, 2008.
     The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company has consolidated, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”, one joint venture that operates restaurants where the Company is a 49% partner, but is deemed to be the primary beneficiary, as the joint venture agreement provides protection to the Company’s joint venture partner from absorbing expected losses. The results of operations of this joint venture are not material to the Company’s results of operations and financial position.
Correction of Immaterial Error Related to Prior Periods
     In the course of preparing its financial statements as of and for the nine months ended March 31, 2008, the Company identified an error related to its classification in the statement of cash flows of lease payments received under its direct financing leases. The Company determined that in accounting for such payments, it did not properly classify the portion of the lease payment representing the reduction in the net investment in the lease as cash flows from investing activities, as required by FASB No. 95, “Statement of Cash Flows”. The Company reviewed the impact of this error on the prior periods in accordance with Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”), and determined that the error was not material to the prior periods. However, the Company has corrected the statement of cash flows for the nine-month period ended March 31, 2007 by increasing cash flows from investing activities and decreasing cash flows from operating activities by $5 million.
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
     The investment securities in the Rabbi trust have been designated by the Company as trading in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and are

carried at fair value in other assets, net in the accompanying condensed consolidated balance sheets, with unrealized trading gains and losses recorded in earnings. The fair value of the investment securities held in the Rabbi trust was $21 million as of March 31, 2008. Net unrealized trading losses of $1 million were recorded during the nine months ended March 31, 2008 and are reflected in other operating (income) expense, net in the accompanying condensed consolidated statements of income. These net unrealized trading losses are offset by a benefit in compensation expense related to the deferred compensation plans, which are reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
Inventories
     Inventories, totaling $15 million as of both March 31, 2008 and June 30, 2007, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying condensed consolidated balance sheets.
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
     The Company recorded $3 million and $8 million of stock-based compensation expense for the three and nine months ended March 31, 2008, respectively. The Company recorded $2 million and $4 million of stock-based compensation expense for the three and nine months ended March 31, 2007, respectively.
     The Company uses the Black-Scholes option pricing model to calculate the estimated fair value of options awarded to employees based on their grant date. As a newly public company, the Company had previously elected, for options granted subsequent to the adoption of SFAS No. 123R, to base the estimate of expected volatility of its common stock for the Black-Scholes model solely on the historical volatility of a group of its peers, as permitted under SFAS No. 123R and SEC Staff Accounting Bulletin No.107. The weighted average expected volatility of the Company’s peer group was 33.01% for options granted during the year ended June 30, 2007.
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
     Options, restricted shares and PBRS awards granted during the quarter ended March 31, 2008 were not significant.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Number of restaurants acquired	2	13	18	59

Prepaids and other current assets	$—	$—	$—	$1
Property and equipment, net	—	2	1	7
Goodwill and other intangible assets	3	3	4	9
Assumed liabilities	(1)	(2)	(1)	(6)

Total purchase price	$2	$3	$4	$11

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Number of restaurant closures	6	4	18	12
Number of refranchisings	11	8	28	12

Net loss (gain) on restaurant closures, refranchisings, and dispositions of assets	$(11)	$—	$(13)	$(4)
     Included in the gain on restaurant closures, refranchisings, and dispositions of assets for the three and nine months ended March 31, 2008 is a $9 million gain from the refranchising of Company restaurants in Germany. Included in the gain on restaurant closures, refranchisings, and dispositions of assets for the nine months ended March 31, 2007 is a $5 million gain from the sale of an investment in a non-consolidated joint venture in New Zealand.

Note 4. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$41,214,474	$34,238,444	$138,913,584	$112,465,515

Denominator:
Weighted average shares — basic	135,207,243	134,447,569	135,231,195	133,694,093
Effect of dilutive securities	2,304,074	2,721,127	2,495,644	2,868,775

Weighted average shares — diluted	137,511,317	137,168,696	137,726,839	136,562,868

Basic earnings per share	$0.30	$0.25	$1.03	$0.84
Diluted earnings per share	$0.30	$0.25	$1.01	$0.82
     For the three months ended March 31, 2008 and 2007, there were 935,454 and 707,184 anti-dilutive stock options outstanding, respectively. For the nine months ended March 31, 2008 and 2007, there were 970,879 and 736,191 anti-dilutive stock options outstanding, respectively.
Note 5. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$41	$34	$139	$112

Translation adjustment	(2)	(1)	(4)	(6)

Cash flow hedges:
Net change in fair value of derivatives	(10)	(2)	(20)	(10)
Amounts reclassified to earnings during the period	—	(1)	(1)	(3)

Total other comprehensive loss	(12)	(4)	(25)	(19)

Total comprehensive income	$29	$30	$114	$93

Note 6. Other Accrued Liabilities and Other Deferrals and Liabilities
     Included in other accrued liabilities as of March 31, 2008 and June 30, 2007 were accrued payroll and employee-related benefit costs totaling $80 million and $99 million, respectively, and income taxes payable of $15 million and $17 million as of March 31, 2008 and June 30, 2007, respectively.
     Included in other deferrals and liabilities as of March 31, 2008 and June 30, 2007 were unfavorable lease obligations with a net book value of $193 million and $209 million, respectively.
Note 7. Long-Term Debt
     As of March 31, 2008 and June 30, 2007, the Company had $821 million and $871 million, respectively, of long-term debt outstanding. During the nine months ended March 31, 2008, the Company prepaid $50 million of term debt. The current portion of long-term debt was less than $1 million and $1 million as of March 31, 2008 and June 30, 2007, respectively. The next scheduled principal payment on the Company’s long-term debt is June 30, 2009. The weighted average interest rate for the three and nine months ended March 31, 2008 was 6.33% and 6.62%, respectively, which included the benefit of interest rate swaps on 46% and 48% of our term debt, respectively (See Note 8).

Note 8. Derivative Instruments
Interest rate swaps
     As of March 31, 2008, the Company had interest rate swap contracts outstanding with a notional value of $655 million, a net increase of $215 million from June 30, 2007 reflecting swap contracts that matured in September 2007 with a notional value of $60 million and new swap contracts that were entered into in January 2008 and which became effective in March 2008 with an aggregate notional value of $275 million. The Company has designated the swaps as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as revised (“SFAS No. 133”). The remaining swaps were entered into in September 2006 and January 2008 and mature through December 2011. The swaps are being used to hedge forecasted LIBOR-based interest payments on variable rate debt (hedged forecasted transaction). The fair value of these swaps is reflected in other deferrals and liabilities, with an offsetting unrealized loss in accumulated other comprehensive income (AOCI), in the accompanying condensed consolidated balance sheets. During the three and nine months ended March 31, 2008, amounts reclassified from AOCI into earnings were not significant, and were recorded within interest expense in the accompanying condensed consolidated statements of income. During the three and nine months ended March 31, 2007, $1 million and $5 million were reclassified from AOCI into earnings, respectively, and are recorded within interest expense in the accompanying condensed consolidated statements of income. There was no ineffectiveness recorded in earnings during the three and nine months ended March 31, 2008 and 2007 related to these swaps.
     In September 2006, the Company settled swaps that had been designated as a cash flow hedge, which had an aggregate fair value of $12 million and terminated the hedge. This balance is recognized into earnings as a reduction of interest expense over the remaining term of debt underlying the terminated hedge. During the three months ended March 31, 2008 and 2007, less than $1 million and $1 million, respectively, were recognized into pretax earnings as a reduction to interest expense in the accompanying condensed consolidated statements of income. During the nine months ended March 31, 2008 and 2007, $2 million and $5 million, respectively, was recognized into earnings as a reduction to interest expense in the accompanying condensed consolidated statements of income. Less than an additional $1 million of pretax gain is expected to be recognized into earnings during the remainder of fiscal year 2008.
Foreign currency forward contracts
     The Company enters into foreign currency forward contracts as economic hedges to offset the impact on earnings from the remeasurement of outstanding balances of intercompany loans denominated in foreign currencies. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loans resulting from a change in foreign currency exchange rates. The change in fair value of the forward contracts, together with the remeasurement gains and losses on the intercompany loans, are recorded in other operating (income) expense, net in the Company’s condensed consolidated statements of income.
     During the three months ended March 31, 2008 and 2007, the Company recorded gains of $27 million and $4 million, respectively, from the remeasurement of the outstanding balances of intercompany loans. These gains were offset by losses of $27 million and $2 million, respectively, for each three month period, from the change in the fair value of the forward contracts. The net activity for each period represents the portion of the change in fair value of the forward currency contracts attributable to the difference in spot and contract forward rates.
     During the nine months ended March 31, 2008 and 2007, the Company recorded gains of $57 million and $17 million, respectively, from remeasurement of the outstanding balances of intercompany loans. These gains were offset by losses of $55 million and $12 million, respectively, for each nine month period, from the change in the fair value of the forward contracts. The net gain for each period represents the portion of the change in fair value of the forward currency contracts attributable to the difference in spot and contract forward rates.

Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	2.2	2.7	2.5
Benefit and taxes related to foreign operations	(4.2)	(14.2)	(0.8)	(6.0)
Foreign exchange differential on tax benefits	0.7	0.1	0.2	(1.6)
Change in valuation allowance	4.2	3.2	0.4	2.8
Change in accrual for tax uncertainties	0.8	(4.6)	1.1	(0.3)
Other	(2.2)	2.7	(0.7)	0.5

Effective income tax rate	36.9%	24.4%	37.9%	32.9%

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
     Upon adoption, the Company had no material change to its unrecognized tax benefits as of July 1, 2007. The amount of unrecognized tax benefits at July 1, 2007 was approximately $19 million which, if recognized, would affect the effective income tax rate. During the three and nine months ended March 31, 2008, the amount of additional unrecognized tax benefit was approximately $1 million and $2 million, respectively, which, if recognized, would affect the effective income tax rate.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2007 was $3 million, which was included as a component of the $19 million unrecognized tax benefit noted above. Potential interest and penalties associated with uncertain tax positions recognized during the nine months ended March 31, 2008 were not significant, and are included as a component of the $2 million unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
     The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations within the next 12 months.
Note 10. Related Party Transactions
     Under the Company’s shareholders’ agreement with the Sponsors, the Company agreed to pay all expenses relating to the secondary offering other than underwriting commissions and discounts. As a result, the Company recorded less than $1 million of general and administrative expenses during the nine months ended March 31, 2008 related to its secondary offering in the second quarter of fiscal 2008.

Note 11. Retirement Plan and Other Postretirement Benefits
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and postretirement plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost-benefits earned during the period	$—	$1	$1	$2
Interest costs on projected benefit obligations	3	2	8	7
Expected return on plan assets	(2)	(2)	(7)	(6)
Net periodic benefit cost	$1	$1	$2	$3

     Other benefits costs were less than $1 million for each of the three months ended March 31, 2008 and 2007. Other benefits costs were $1 million for each of the nine months ended March 31, 2008 and 2007.
Note 12. Other Operating (Income) Expense, Net
     Other operating (income) expense, net for the three months ended March 31, 2008 was $6 million of income, compared to $2 million of expense for the same period in the prior year. Other operating (income) expense, net for the three months ended March 31, 2008 includes a net gain of $11 million from the disposal of real estate and other assets, primarily from the refranchising of Company restaurants in Germany, partially offset by $3 million in losses from vacant property provisions recorded in the U.S. and U.K. and $1 million of franchise system distress costs in the U.K.
     Other operating (income) expense, net for the three months ended March 31, 2007 includes expenses of $2 million associated with franchise system distress, primarily in the U.K., and a loss of $1 million from restaurant closures primarily in the U.S. and the U.K., partially offset by a net gain of $1 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies.
     Other operating (income) expense, net for the nine months ended March 31, 2008 was $7 million of income compared to $6 million of income for the same period in the prior year. Other operating (income) expense, net for the nine months ended March 31, 2008 includes net gains of $16 million from the disposal of real estate and other assets, primarily in Germany and the U.S. (which includes the refranchising of Company restaurants in Germany), and a gain of $2 million on forward currency contracts used to hedge intercompany loans denominated in foreign currencies. These gains were partially offset by $4 million in losses from vacant property provisions recorded in the U.S and U.K., $3 million of franchise system distress costs in the U.K. which includes a $1 million payment made to our sole distributor, $2 million of foreign currency transaction losses and $1 million in charges for litigation reserves.
     Other operating (income) expense, net for the nine months ended March 31, 2007 includes a gain of $5 million from the sale of an investment in a joint venture in New Zealand, a gain of $5 million on forward currency contracts used to hedge intercompany loans denominated in foreign currencies and a $4 million net gain on the disposal of assets primarily in the U.S., offset by $3 million of restaurant closure expenses primarily in the U.K. and $4 million associated with franchise system distress primarily in the U.K.
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
     In order to assist certain franchisees in making capital improvements to franchisee-owned restaurants in need of remodeling, the Company has provided loans to fund capital expenditures (“Capex Loans”). Capex Loans are typically unsecured, bear interest, and have 10-year terms. In addition, the Company has made capital improvements related to restaurant properties that the Company leases to franchisees. During the three and nine months ended March 31, 2008, the Company funded less than $1 million and $1 million in Capex Loans to franchisees, respectively, and made less than $1 million and $2 million in improvements to restaurant properties that the Company leases to franchisees, respectively. As of March 31, 2008, the Company had commitments remaining to provide future Capex Loans of $4 million and to make up to $7 million of improvements to properties that the Company leases to franchisees. These commitments extend over a period of up to four years.

     During the three months ended March 31, 2008 and 2007, temporary reductions in rent (“rent relief”) for certain franchisees that lease restaurant properties from the Company were less than $1 million.  The Company provided approximately $1 million and $2 million in rent relief during the nine months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company has potential commitments remaining to provide future rent relief of up to an aggregate of $6 million extending over a period of up to 16 years.
     Contingent cash flow subsidies represent potential commitments by the Company to provide future cash grants to certain franchisees for limited periods in the event of failure to achieve their debt service coverage ratio. For the three and nine months ended March 31, 2008 and 2007, contingent cash flow subsidies provided to franchisees were not significant. The maximum contingent cash flow subsidy commitment for future periods as of March 31, 2008 is $1 million, extending over a period of up to four years. Upon funding, in most instances, the subsidies will be added to the franchisee’s existing note balance.
Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $102 million as of March 31, 2008, expiring over an average period of seven years.
     Other commitments arising out of normal business operations were $15 million as of March 31, 2008, of which $7 million was guaranteed under bank guarantee arrangements.
Letters of Credit
     As of March 31, 2008, the Company had $27 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of March 31, 2008, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of March 31, 2008, the Company had posted bonds totaling $3 million, which related to certain utility deposits.
Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of March 31, 2008, the Company estimates that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of March 31, 2008 and June 30, 2007, the deferred amounts totaled $18 million and $21 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of March 31, 2008, the Company had $3 million in aggregate contractual obligations for the year ending June 30, 2008 with vendors providing information technology and telecommunication services under eight separate arrangements. These contracts extend up to four years with a termination fee ranging from less than $1 million to $2 million during those years. The Company also has two separate arrangements for telecommunication services with an aggregate contractual obligation of $5 million over 4 years with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of March 31, 2008, commitments to purchase advertising totaled $63 million.  These commitments run through October 2011.

Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of March 31, 2008 and June 30, 2007, the Company had $35 million and $37 million in accrued liabilities to cover such claims.
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
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
United States and Canada	$380	$346	$1,157	$1,070
EMEA/APAC	186	169	568	499
Latin America	28	24	84	75

Total revenues	$594	$539	$1,809	$1,644

     Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $342 and $1,035 million for the three and nine months ended March 31, 2008, respectively, compared to $314 and $961 million for the three and nine months ended March 31, 2007, respectively. Revenues in Germany totaled $87 and $262 million for the three and nine months ended March 31, 2008, respectively, compared to $76 and $228 million for the three and nine months ended March 31, 2007, respectively.
     The unallocated amount reflected in the income from operations table below includes corporate support costs in areas, such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Income from Operations:
United States and Canada	$79	$78	$264	$249
EMEA/APAC	26	10	73	43
Latin America	9	8	29	26
Unallocated	(33)	(34)	(94)	(99)

Total income from operations	$81	$62	$272	$219
Interest expense, net	16	17	48	51
Loss on early distinguishment of debt	—	—	—	1

Income before income taxes	$65	$45	$224	$167
Income tax expense	24	11	85	55

Net income	$41	$34	$139	$112

Note 15. Subsequent Event
     On April 30, 2008, the Company acquired 56 restaurants in North and South Carolina from one of its largest franchisees for a purchase price of $49 million.
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
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, for any future period may decrease.
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. Our system of restaurants includes restaurants owned by us, as well as our franchisees. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. System-wide sales include sales at Company restaurants and franchise restaurants. We do not record franchise restaurant sales as revenues; however, our royalty revenues are calculated based on a percentage of franchise restaurant sales. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. As of March 31, 2008, we owned or franchised a total of 11,455 restaurants in 70 countries and U.S. territories, of which 7,497 were located in the United States and Canada. At that date, 1,294 restaurants were Company-owned and 10,161 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
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
Business Highlights
     Our strategic plan has four guiding principles: Grow Profitably (a market plan); Fund the Future (a financial plan); Fire up the Guest (a product plan); and Working Together (a people plan). Guided by our strategic plan and strong executive team leadership, our accomplishments and key activities since December 31, 2007 include:
•	the opening of 60 net restaurants worldwide in the third quarter and 254 net restaurants for the trailing 12-months ended March 31, 2008;

•	the seventeenth consecutive quarter of positive system-wide comparable sales growth, our best comparable sales growth trend in more than a decade, including comparable sales growth of 5.8% for the third quarter of fiscal 2008;

•	the sixteenth consecutive quarter of positive comparable sales growth in the United States and Canada, including comparable sales growth of 5.4% for the third quarter of fiscal 2008;

•	all-time high average restaurant sales of $1.27 million for the trailing 12-months ended March 31, 2008;

•	Opening of the first restaurant in Colombia, which represents the 70th country and U.S territory in which we operate;

•	promotional tie-ins with the National Football League and with family focused marketing properties, such as Snoopy®, Cabbage Patch Kids™ Minis and SpongeBob’s Pest of the West™;

•	new product offerings such as The Steakhouse Burger and Cheesy Bacon BK™ Wrapper, which were both introduced in March 2008;

•	successful product promotions such as the Whopper® Freakout media campaign which, according to advertising industry researcher IAG, was twice as effective as the Company’s competitors on consumer recall and likeability;

•	continued improvement in our U.K. business demonstrated by higher comparable sales and traffic, as a result of our continued focus on premium products; and

•	payment of our fifth quarterly cash dividend as a public company of $0.0625 cents per share.
     Our focus continues to be on the following:
•	driving further sales growth and profitability;

•	expanding our large international platform;

•	accelerating new restaurant development;

•	increased emphasis on Company restaurant remodels and rebuilds;

•	using proactive portfolio management, including closures of under-performing restaurants and strategic refranchisings and acquisitions, to drive financial performance and development; and

•	employing innovative marketing strategies and expanding product offerings.
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
Key Business Measures
     The following key business measures have been provided for the three and nine months ended March 31, 2008. Comparable sales growth and sales growth are provided by reportable segment and are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements. System-wide data represents measures for both Company-owned and franchise restaurants. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis. System-wide results are driven primarily by our franchise restaurants as approximately 90% of our system-wide restaurants are franchised.
Comparable Sales Growth
     Comparable sales growth refers to the change in restaurant sales in one period from a comparable period in the prior year for restaurants that have been open for thirteen months or longer as of the end of the most recent period. Company comparable sales growth refers to comparable sales growth for Company restaurants and franchise comparable sales growth refers to comparable sales growth for franchise restaurants, in each case by reportable segment. We believe comparable sales growth is a key indicator of our performance, as influenced by our strategic initiatives and those of our competitors.

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In constant currencies)
Company Comparable Sales Growth:
United States & Canada	3.5%	0.6%	2.6%	2.1%
EMEA / APAC	5.3%	4.3%	4.0%	2.1%
Latin America	6.2%	(0.5)%	1.4%	1.1%
Total Company Comparable Sales Growth	4.1%	1.6%	3.0%	2.0%

Franchise Comparable Sales Growth:
United States & Canada	5.7%	2.9%	5.8%	3.3%
EMEA / APAC	7.0%	5.4%	5.9%	2.7%
Latin America	5.7%	2.9%	4.2%	4.5%
Total Franchise Comparable Sales Growth	6.1%	3.5%	5.7%	3.2%

Comparable Sales Growth:
United States and Canada	5.4%	2.6%	5.4%	3.2%
EMEA/APAC	6.8%	5.3%	5.6%	2.6%
Latin America	5.8%	2.7%	4.0%	4.3%
Total System-wide Comparable Sales Growth	5.8%	3.2%	5.4%	3.1%
     Our comparable sales growth for the three and nine months ended March 31, 2008 was driven by the continued positive impact of the BK™ Value Menu, the BK™ Breakfast Value Menu and extended late night hours, successful product promotions such as the Whopper® 50th anniversary promotion featuring the Whopper® Freakout media campaign in the United States and the Whopper® Superiority promotion, successful promotional tie-ins with The Simpsons™ Movie, The Transformers™ Movie, SpongeBob’s Atlantis Squarepantis™ and Snoopy®, and the offering of premium products such as the Ultimate Double Whopper® sandwich, the BBQ Bacon Tendercrisp® chicken sandwich and Homestyle Melts. In addition, comparable sales growth for the three and nine months benefited from one additional day (a Friday) compared to the same periods of the prior year, due to 2008 being a leap year.
     Three Months Ended March 31, 2008
     In the United States and Canada, our comparable sales growth performance remained strong in the third quarter of fiscal 2008 fueled by improvements in our operations, the continued positive impact of the BK™ Value Menu and BK™ Breakfast Value Menu, strong promotional tie-ins with the NFL and entertainment properties such as Snoopy®, Cabbage Patch Kids™ Minis, and Monster Jam™ aimed at increasing family traffic, as well as successful product promotions, such as the Whopper® Superiority promotion.
     In EMEA/APAC, comparable sales continued to improve in most major markets, including the U.K., Australia, Spain and South Korea, with continued focus on operational improvements, marketing and advertising and on high quality premium offerings, such as the limited time offer Angus Burgers, as well as the continued success of dessert offerings in the U.K. and the King Ahorro value menu in Spain.
     Latin America demonstrated positive results for the third quarter fueled primarily by our performance in Central America and South America, due to aggressive value promotions and Whopper® sandwich limited time offers.
     Nine Months Ended March 31, 2008
     In the United States and Canada, our comparable sales growth performance remained strong during the nine months ended March 31, 2008, fueled by improvements in our operations, the continued positive impact of the BK™ Value Menu and BK™ Breakfast Value Menu, strong promotional tie-ins with the NFL and entertainment properties, such as The Simpsons™ Movie, The Transformers™ Movie, SpongeBob’s Atlantis Squarepantis™ and Snoopy®, successful product promotions, such as the Whopper® 50th anniversary promotion featuring the Whopper® Freakout campaign and the Whopper® Superiority promotion, the offering of premium products such as the Ultimate Double Whopper® sandwich, the BBQ Bacon Tendercrisp® chicken sandwich and Homestyle Melts, and the introduction of the Spicy Chick’N Crisp™ sandwich to the BK™ Value Menu.
     In EMEA/APAC, comparable sales continued to improve during the nine months ended March 31, 2008 in most major markets, including the U.K., Australia, Spain and South Korea, due to our continued focus on operational improvements, marketing and advertising and on high quality premium offerings such as the limited time offer Angry Whopper® sandwich and Aberdeen Angus

Burger, the continued success of the King Ahorro value menu in Spain and the BK Fusions™ Real Dairy Ice Cream offerings in the United Kingdom.
     Latin America demonstrated positive results for the nine months ended March 31, 2008, fueled primarily by our performance in Central America and South America, where higher margin indulgent products, such as the BK™ Stacker sandwich, aggressive value promotions and successful promotional tie-ins with the The Simpsons™ Movie, The Transformers™ Movie, Scooby Doo™ and Snoopy® drove traffic and sales. These positive results were partially offset by softer performance in Puerto Rico, where current economic conditions affected sales for the nine months ended March 31, 2008.
Average Restaurant Sales
     Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and includes the impact of movement in foreign currency exchange rates. For the three and nine months ended March 31, 2008, ARS was $313,000 and $963,000 respectively, compared to $284,000 and $881,000 for the three and nine months ended March 31, 2007, an increase of 10% and 9%, respectively. The trailing 12-month ARS reached a record high of $1.27 million for the period ended March 31, 2008, as compared to $1.17 million for the trailing 12-months ended March 31, 2007, an increase of 9%. As of March 31, 2008, the last 50 free-standing restaurants that opened in the United States and have operated for at least 12 months generated ARS of $1.5 million, which is approximately 19% higher than the current U.S. system average.
     Our ARS improvement during the first nine months of fiscal 2008 was primarily due to improved worldwide comparable sales, the opening of new restaurants with higher than average sales volumes and, to a lesser extent, the closure of under-performing restaurants. Our worldwide comparable sales were 5.4% for the nine months ended March 31, 2008, driven primarily by the continued positive impact of the BK™ Value Menu, the BK™ Breakfast Value Menu and three full quarters of extended late night hours, successful product promotions such as the Whopper® Superiority campaign and the Whopper® 50th anniversary promotion featuring the Whopper® Freakout media campaign in the United States, successful promotional tie-ins with The Simpsons™ Movie, The Transformers™ Movie, SpongeBob’s Atlantis Squarepantis™ and Snoopy®, and the offering of premium products such as the Ultimate Double Whopper® sandwich, the BBQ Bacon Tendercrisp® chicken sandwich and Homestyle Melts. We and our franchisees opened 254 net restaurants, during the twelve months ended March 31, 2008. We believe that continued improvement in the ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our system.
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

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In constant currencies)
Sales Growth:

United States and Canada	6.4%	2.0%	5.9%	2.4%
EMEA/APAC	14.6%	9.2%	13.1%	6.5%
Latin America	14.1%	12.1%	12.4%	13.9%
Total System-wide Sales Growth	9.2%	4.4%	8.2%	4.2%
     Sales growth continued on a positive trend during the three and nine months ended March 31, 2008, as comparable sales and the number of restaurants continued to increase on a worldwide basis. We expect restaurant closures to continue to decline and restaurant openings to accelerate in most regions, with the exception of the United Kingdom, where we continue to work with certain franchisees to help them improve their financial health.
     Our sales growth in the United States and Canada during the three and nine months ended March 31, 2008 reflects positive comparable sales growth. We had 7,497 restaurants in the United States and Canada as of March 31, 2008, compared to 7,483 restaurants as of March 31, 2007, reflecting less than a 1% increase in the number of restaurants compared to the prior year.

     EMEA/APAC demonstrated sales growth during the three and nine months ended March 31, 2008, reflecting openings of new restaurants and positive comparable sales in most major markets. We had 2,989 restaurants in EMEA/APAC as of March 31, 2008 compared to 2,844 restaurants as of March 31, 2007, reflecting an approximate 5% increase in the number of restaurants compared to the prior year.
     Latin America’s sales growth was driven by new restaurant openings and strong comparable sales during the three and nine months ended March 31, 2008. We had 969 restaurants in Latin America as of March 31, 2008, compared to 874 restaurants as of March 31, 2007, reflecting an approximate 11% increase in the number of restaurants compared to the prior year.
Other Operating Data

	As of
	March 31,
	2008	2007
Restaurant Count Data:
Number of Company restaurants:
United States and Canada	918	891
EMEA/APAC(1)	294	332
Latin America(2)	82	73

Total Company restaurants	1,294	1,296
Number of franchise restaurants:
United States and Canada	6,579	6,592
EMEA/APAC(1)	2,695	2,512
Latin America(2)	887	801

Total franchise restaurants	10,161	9,905

Total system-wide restaurants	11,455	11,201

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Other Operating Data:
Comparable sales growth	5.8%	3.2%	5.4%	3.1%
Sales growth	9.2%	4.4%	8.2%	4.2%
Average restaurant sales (in thousands)	$313	$284	$963	$881
Segment Data:
Company restaurant revenues (in millions):
United States and Canada	$283	$260	$857	$801
EMEA/APAC(1)	136	129	418	379
Latin America(2)	17	14	50	45

Total Company restaurant revenues	$436	$403	$1,325	$1,225

Franchise revenues (in millions):
United States and Canada	$76	$66	$234	$206
EMEA/APAC(1)	42	33	126	98
Latin America(2)	11	10	34	30

Total franchise revenues(3)	$129	$109	$394	$334

Company restaurant margins:
United States and Canada	13.1%	15.6%	14.5%	15.2%
EMEA/APAC(1)	12.0%	9.7%	14.2%	13.5%
Latin America(2)	23.6%	23.6%	24.2%	25.8%
Total Company restaurant margins	13.2%	14.0%	14.8%	15.1%

Income from operations (in millions):
United States and Canada	$79	$78	$264	$249
EMEA/APAC(1)	26	10	73	43
Latin America(2)	9	8	29	26
Unallocated(4)	(33)	(34)	(94)	(99)

Total income from operations	$81	$62	$272	$219

EBITDA (in millions)(5)	$107	$84	$342	$284

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $3 billion for each of the three months ended March 31, 2008 and 2007 and $10 billion and $9 billion for the nine months ended March 31, 2008 and 2007, respectively. Franchise sales represent sales at franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues.

(4)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

(5)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. Capital expenditures, which impact depreciation and amortization, interest expense and income tax expense, are reviewed separately by management. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

While EBITDA is not a recognized measure under generally accepted accounting principles (“GAAP”), management uses it to evaluate and forecast our business performance. This non-GAAP financial measure has certain material limitations, including:
•	it does not include interest expense, net. Because we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows. Therefore, any measure that excludes interest expense has material limitations;

•	it does not include depreciation and amortization expenses. Because we use capital assets, depreciation and amortization are necessary elements of our costs and ability to generate profits. Therefore any measure that excludes depreciation and amortization expenses has material limitations; and

•	it does not include provision for taxes. Because the payment of taxes is a necessary element of our operations, any measure that excludes tax expense has material limitations.
Management believes that EBITDA provides both management and investors with a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. EBITDA is not intended to be a measure of liquidity or cash flows from operations nor a measure comparable to net income.
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In millions)
Net income	$41	$34	$139	$112
Interest expense, net	16	17	48	51
Loss on early extinguishment of debt	—	—	—	1
Income tax expense	24	11	85	55
Depreciation and amortization	26	22	70	65

EBITDA	$107	$84	$342	$284

Results of Operations for the three months ended March 31, 2008
     The following table presents our results of operations for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
			Increase/
	Amount	Amount	(Decrease)
	(Dollars in millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$436	$403	8%
Franchise revenues	129	109	18%
Property revenues	29	27	7%

Total revenues	594	539	10%
Company restaurant expenses	378	346	9%
Selling, general and administrative expenses	126	115	10%
Property expenses	15	14	7%
Other operating (income) expense, net (1)	(6)	2	NM

Total operating costs and expenses	513	477	8%

Income from operations	81	62	31%
Interest expense	17	18	(6)%
Interest income	(1)	(1)	—%

Interest expense, net	16	17	(6)%
Income before income taxes	65	45	44%
Income tax expense	24	11	118%

Net income	$41	$34	21%

Earnings per share — basic (2)	$0.30	$0.25	20%
Earnings per share — diluted (2)	$0.30	$0.25	20%

Weighted average shares — basic	135.2	134.4
Weighted average shares — diluted	137.5	137.2

(1) - NM means not meaningful

(2) - Earnings per share is calculated using whole dollars and shares.
Revenues
     Company restaurant revenues
     Total Company restaurant revenues increased by 8% to $436 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of positive worldwide Company comparable sales of 4.1% and the favorable impact from the movement in foreign currency exchanges rates. Approximately $19 million, or 58%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.
     In the United States and Canada, Company restaurant revenues increased by 9% to $283 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily from positive Company comparable sales in this segment of 3.5% and the addition of 27 Company restaurants (net of closures and refranchisings) during the twelve months ended March 31, 2008. Approximately $5 million, or 22%, of the increase in Company restaurant revenues was due to the favorable impact in the movement of foreign currency exchange rates in Canada.

     In EMEA/APAC, Company restaurant revenues increased by $7 million, or 5%, to $136 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of the favorable impact from the movement of foreign currency exchange rates in EMEA, which contributed $14 million of the increase, and Company comparable sales of 5.3% in this segment. This improvement was partially offset by a net reduction of 38 Company restaurants, primarily in the U.K. and Germany, during the twelve months ended March 31, 2008.
     In Latin America, Company restaurant revenues increased by 21% to $17 million during the three months ended March 31, 2008 compared to the same period in the prior year, primarily as a result of nine additional Company restaurants (net of closures) during the twelve months ended March 31, 2008 and positive Company comparable sales in this segment of 6.2%. The impact on Company restaurant revenues from foreign currency exchange rates was not significant in this segment.
     Franchise revenues
     Total franchise revenues increased by 18% to $129 million during the three months ended March 31, 2008, compared to the same period in the prior year, driven by positive worldwide franchise comparable sales of 6.1% during the quarter, an increase in the effective royalty rate in the U.S., and a net increase of 256 in the number of franchise restaurants (net of closures) during the twelve months ended March 31, 2008. Approximately $5 million, or 25%, of the increase in franchise revenues was due to the favorable impact from the movement of foreign currency exchange rates.
     In the United States and Canada, franchise revenues increased by 15% to $76 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of positive franchise comparable sales in this segment of 5.7% and an increase in the effective royalty rate in the U.S., partially offset by the elimination of royalties from a net reduction of 13 franchise restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the twelve months ended March 31, 2008. The impact on franchise revenues from foreign currency exchange rates was not significant in this segment.
     In EMEA/APAC, franchise revenues increased by 27% to $42 million during the three months ended March 31, 2008, compared to the same period in the prior year, driven by an increase of 183 franchise restaurants (net of closures) during the twelve months ended March 31, 2008 and positive franchise comparable sales in this segment of 7.0% during the quarter. Approximately $5 million, or 56%, of the increase in franchise revenues was due to favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 10% to $11 million during the three months ended March 31, 2008, compared to the same period in the prior year, as a result of positive franchise comparable sales in this segment of 5.7% and the addition of 86 franchise restaurants (net of closures) during the twelve months ended March 31, 2008. The impact on franchise revenues from foreign currency exchange rates was not significant in this segment.
     Property Revenues
     Total property revenues increased by $2 million, or 7%, for the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in worldwide franchise comparable sales of 6.1%, partially offset by the effect of closing or acquiring restaurants leased to franchisees.
     In the United States and Canada, property revenues increased by $1 million for the three months ended March 31, 2008, compared to the same period in the prior year, primarily due to increased contingent rents as a result of an increase in franchise comparable sales in this segment of 5.7%, offset by the effect of closing or acquiring restaurants leased to franchisees.
     In EMEA/APAC, property revenues increased by $1 million or 14% for the three months ended March 31, 2008, compared to the same period in the prior year, primarily due to increased contingent rents as a result of an increase in franchise comparable sales in this segment of 7.0%, partially offset by the effect of closing or acquiring restaurants leased to franchisees.
Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by 13% to $135 million during the three months ended March 31, 2008, compared to the same period in the prior year, as a result of an increase in sales and a significant increase in commodity costs and the unfavorable impact of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs increased by 1.4% to 31.1%, primarily due to the increase in commodity and other food costs in the U.S and Canada.

     In the United States and Canada, food, paper and product costs increased by 16% to $90 million for the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in sales in this segment, an increase in the number of Company restaurants, and an increase in commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.9% to 31.9%, primarily due to an increase in beef, cheese, chicken and other food costs, partially offset by sales of higher margin products.
     In EMEA/APAC, food, paper and product costs increased by 6% to $39 million for the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of the unfavorable impact of foreign currency exchange rates, partially offset by a reduction in the number of Company restaurants. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.5% to 28.8% for the three months ended March 31, 2008, reflecting the unfavorable impact from product mix and commodity pressures during the period as compared to the same period in the prior year.
     In Latin America, food, paper and product costs increased by 23% to $7 million for the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in sales in this segment. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.6% to 37.4%, reflecting the unfavorable impact from commodity pressures compared to the same period in the prior year.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by 10% to $133 million during the three months ended March 31, 2008, compared to the same period in the prior year. This increase was primarily due to inflationary increases in average wages and salaries and the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.4% to 30.5% for the three months ended March 31, 2008, with the benefits derived from increased Company comparable sales offset by higher wages and an increase in headcount.
     In the United States and Canada, payroll and employee benefits costs increased by 11% to $88 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of the addition of 27 Company restaurants (net of closures and refranchisings) during the twelve months ended March 31, 2008, additional labor needed to service increased traffic and inflationary increases in wages and salaries. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.6% to 31.1% for the three months ended March 31, 2008, due to inflationary increases in wages and salaries partially offset by increased Company comparable sales.
     In EMEA/APAC, payroll and employee benefits costs increased by 6% to $43 million for the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic, inflationary increases in wages and salaries and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits costs increased by 0.4% to 31.6% of Company restaurant revenues in EMEA/APAC for the three months ended March 31, 2008, compared to the same period in the prior year, as a result of inflationary increases in wages and salaries, increased fringe benefit costs and temporary staffing, partially offset by increased Company comparable sales.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended March 31, 2008.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by 4% to $110 million during the three months ended March 31, 2008, compared to the same period in the prior year. This increase was primarily attributable to the unfavorable impact of foreign currency exchange rates and accelerated depreciation expense related to the remodeling and rebuilding of Company restaurants in the U.S and Canada, which was partially offset by the benefits realized from the new flexible batch broiler (including lower depreciation expense). Occupancy and other operating costs decreased by 1.1% to 25.2% of Company restaurant revenues during the three months ended March 31, 2008, compared to the same period in the prior year, reflecting increased comparable sales and lower rent from the closure of under-performing restaurants and the refranchising of Company restaurants in EMEA, primarily in the U.K., offset by an increase in accelerated depreciation expense related to the remodeling and rebuilding of Company restaurants in the U.S and Canada.
     In the United States and Canada, occupancy and other operating costs increased by 9% to $68 million during the three months ended March 31, 2008, compared to the same period in the prior year, driven by the addition of 27 Company restaurants (net of closures and refranchisings) during the twelve months ended March 31, 2008 and accelerated depreciation expense of $3 million related to the remodeling and rebuilding of Company restaurants, which was partially offset by the benefits realized from the new flexible batch broilers (including lower depreciation expense). As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 23.9% for the three months ended March 31, 2008 with the unfavorable impact from accelerated depreciation expense on Company remodels and rebuilds offset by positive Company comparable sales.
     In EMEA/APAC, occupancy and other operating costs decreased by 7% to $37 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily due to lower rent and utility costs driven by closures and refranchisings, partially offset by the unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 3.2% to 27.6% for the three months ended March 31, 2008, compared to the same period in the prior year, benefiting primarily from the closure of under-performing restaurants and the refranchising of Company restaurants in EMEA, primarily in the U.K., as well as positive Company comparable sales in the region.
     In Latin America, occupancy and other operating costs increased by 21% to $5 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily attributable to the addition of nine new Company restaurants during the twelve months ended March 31, 2008. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.9% to 26.9% for the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of positive Company comparable sales, partially offset by an increase in rent, utility costs, property taxes, and depreciation from the new restaurants.
     Selling, general and administrative expenses
     Selling expenses increased by $3 million for the three months ended March 31, 2008, compared to the same period in the prior year. The increase in selling expenses for the three months ended March 31, 2008 is primarily attributable to additional sales promotions and advertising expenses generated by higher Company restaurant revenues, as well as a reduction in the amount of bad debt recoveries as compared to the prior year. The overall net change in selling expenses reflects the unfavorable impact from the movement in foreign currency exchange rates of $1 million for the three months ended March 31, 2008.
     General and administrative expenses increased by $8 million to $104 million for the three months ended March 31, 2008, compared to the same period in the prior year. This net increase was driven by an increase in corporate salary, fringe benefits and other employee-related costs of $3 million and an increase in stock based compensation expense of $1 million. The overall net increase of $8 million also reflects the unfavorable impact of $5 million from the movement in foreign currency exchange rates.
     Property Expenses
     Total property expenses increased $1 million to $15 million for the three months ended March 31, 2008, compared to the same period in the prior year, primarily due to an increase in rents related to the increase in sales for the period offset by the effect of closing or acquiring restaurants leased to franchisees.
     Other operating (income) expense, net
     Other operating (income) expense, net for the three months ended March 31, 2008 was $6 million of income, compared to $2 million of expense for the same period in the prior year. Other operating (income) expense, net for the three months ended March 31, 2008 includes a net gain of $11 million from the disposal of real estate and other assets, primarily from the refranchising of Company restaurants in Germany, partially offset by $3 million in losses from vacant property provisions recorded in the U.S. and U.K. and $1 million of franchise system distress costs in the U.K.
     Other operating (income) expense, net for the three months ended March 31, 2007 includes expenses of $2 million associated with franchise system distress primarily in the U.K. and a loss of $1 million from restaurant closures primarily in the U.S. and the U.K., partially offset by a net gain of $1 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies.

Income from Operations

	Three Months Ended
	March31,
	2008	2007
Income from Operations:
United States and Canada	$79	$78
EMEA/APAC	26	10
Latin America	9	8
Unallocated	(33)	(34)

Total income from operations	$81	$62

     Total income from operations increased by $19 million, or 31%, to $81 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily due to an increase in franchise revenues of $20 million driven by worldwide franchise comparable sales of 6.1% for the quarter. The favorable impact that the movement in foreign currency exchange rates had on total revenues was partially offset by the unfavorable impact on operating costs and expenses resulting in a $2 million favorable impact on income from operations. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for income from operations by segment.
     In the United States and Canada, income from operations increased by $1 million to $79 million for the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $10 million reflecting an increase in comparable sales of 5.7% for franchise restaurants in this segment and an increase in the effective royalty rate in the U.S. These increases were partially offset by a $3 million reduction in Company restaurant margin, as a result of increases in commodity costs and accelerated depreciation expense, a $3 million increase in selling, general and administrative expenses driven by increased salary and fringe benefit costs and increased stock based compensation expense and by $2 million in expenses from other operating (income) expense, net.
     In EMEA/APAC, income from operations increased by $16 million, or 160% to $26 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $9 million reflecting an increase in comparable sales of 7.0% for franchise restaurants in this segment and the net increase of 183 franchise restaurants during the twelve months ended March 31, 2008. In addition, we benefited from $8 million in income from other operating (income) expense, net primarily from the gain recognized on the refranchising of Company restaurants in Germany. The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses resulting in a $3 million favorable impact on income from operations.
     In Latin America, income from operations increased by $1 million, or 13%, to $9 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $1 million reflecting an increase in comparable sales of 5.7% for franchise restaurants in this segment and the net addition of 86 franchise restaurants during the twelve months ended March 31, 2008.
     Our unallocated corporate expenses did not change significantly during the three months ended March 31, 2008, compared to the same period in the prior year.
Interest Expense, net
     Interest expense, net decreased by $1 million during the three months ended March 31, 2008, compared to the same period in the prior year, reflecting a reduction in the amount of borrowings outstanding due to early prepayments of our debt and a decrease in rates paid on borrowings during the period. The weighted average interest rates for the three months ended March 31, 2008 and 2007 were 6.33% and 6.88%, which included the impact of interest rate swaps on 46% and 50% of our term debt, respectively.
Income Tax Expense
     Income tax expense was $24 million for the three months ended March 31, 2008, resulting in an effective tax rate of 36.9%. During the three months ended March 31, 2008, we recorded a tax charge of $2 million primarily related to the resolution of a foreign audit and law changes.

     Income tax expense was $11 million for the three months ended March 31, 2007 resulting in an effective tax rate of 24.4%. During the three months ended March 31, 2007, we realized a tax benefit as a result of the realignment of the European and Asian businesses and resolution of certain tax audit matters.
Net Income
     Our net income increased by $7 million to $41 million during the three months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of a net increase in restaurants and strong comparable sales which increased franchise revenues by $20 million, Company restaurant margin by $1 million, and net property revenues by $1 million. We also benefited from an increase in income from other operating (income) expense of $8 million and a reduction in interest expense of $1 million. These increases were partially offset by an increase in selling, general and administrative expenses of $11 million and a $13 million increase in income tax expense.
Results of Operations for the nine months ended March 31, 2008
     The following table presents our results of operations for the nine months ended March 31, 2008 and 2007:

	For the Nine Months Ended March 31,
	2008	2007
			Increase/
	Amount	Amount	(Decrease)
	(Dollars in millions, except percentages and per share data)
Revenues:
Company restaurant revenues	$1,325	$1,225	8%
Franchise revenues	394	334	18%
Property revenues	90	85	6%

Total revenues	$1,809	$1,644	10%
Company restaurant expenses	1,129	1,040	9%
Selling, general and administrative expenses	370	346	7%
Property expenses	45	45	—%
Other operating income, net	(7)	(6)	17%

Total operating costs and expenses	$1,537	$1,425	8%

Income from operations	272	219	24%
Interest expense	53	56	(5)%
Interest income	(5)	(5)	—%

Interest expense, net	48	51	(6)%
Loss on early extinguishment of debt	—	1	NM

Income before income taxes	$224	$167	34%
Income tax expense	85	55	55%

Net income	$139	$112	24%

Earnings per share — basic (1)	$1.03	$0.84	23%
Earnings per share — diluted (1)	$1.01	$0.82	23%

Weighted average shares — basic	135.2	133.7	1%
Weighted average shares — diluted	137.7	136.6	1%

(1) – Earnings per share is calculated using whole dollars and shares.
NM – Not meaningful
Revenues
     Company restaurant revenues
     Total Company restaurant revenues increased by 8% to $1,325 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of positive worldwide Company comparable sales of 3.0%. During the nine months ended March 31, 2008, approximately $51 million, or 51%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.
     In the United States and Canada, Company restaurant revenues increased by 7% to $857 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of strong Company comparable sales in this segment of 2.6% and the addition of 27 Company restaurants (net of closures and refranchisings) during the twelve months ended March 31, 2008. Approximately $13 million, or 23%, of the increase in Company restaurant revenues was due to the favorable impact in the movement of foreign currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues increased by $39 million, or 10%, to $418 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of the favorable impact from the movement of foreign currency exchange rates in EMEA, which contributed $38 million of the increase, and Company comparable sales of 4.0% in this segment. This improvement was partially offset by a net reduction of 38 Company restaurants, primarily in the U.K. and Germany, during the twelve months ended March 31, 2008.
     In Latin America, Company restaurant revenues increased by 11% to $50 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of nine additional Company restaurants (net of closures and refranchisings) during the twelve months ended March 31, 2008, and positive Company comparable sales in this segment of 1.4%. The impact on Company restaurant revenues from foreign currency exchange rates was not significant in this segment.
     Franchise revenues
     Total franchise revenues increased by 18% to $394 million during the nine months ended March 31, 2008, compared to the same period in the prior year, driven by positive worldwide franchise comparable sales of 5.7% during the period, an increase in the effective royalty rate in the U.S., and a net increase of 256 in the number of franchise restaurants (net of closures and acquisitions of franchise restaurants by the Company) during the twelve months ended March 31, 2008. Approximately $11 million, or 18%, of the increase in franchise revenues was due to the favorable impact from the movement of foreign currency exchange rates.
     In the United States and Canada, franchise revenues increased by 14% to $234 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of positive franchise comparable sales in this segment of 5.8% and an increase in the effective royalty rate in the U.S., partially offset by the elimination of royalties from a net reduction of 13 franchise restaurants during the twelve months ended March 31, 2008. The impact on franchise revenues from foreign currency exchange rates was not significant in this segment.
     In EMEA/APAC, franchise revenues increased by 29% to $126 million during the nine months ended March 31, 2008, compared to the same period in the prior year, driven by an increase of 183 franchise restaurants (net of closures) during the twelve months ended March 31, 2008 and positive franchise comparable sales in this segment of 5.9%. Approximately $11 million, or 39%, of the increase in franchise revenues was due to the favorable impact from the movement of foreign currency exchange rates.
     Latin America franchise revenues increased by 13% to $34 million during the nine months ended March 31, 2008, compared to the same period in the prior year, as a result of positive franchise comparable sales in this segment of 4.2% and the addition of 86 franchise restaurants (net of closures) during the twelve months ended March 31, 2008. The impact on franchise revenues from foreign currency exchange rates was not significant in this segment.
     Property Revenues
     Total property revenues increased by $5 million, or 6%, for the nine months ended March 31, 2008, compared to the same period in the prior year, primarily from an increase in worldwide franchise comparable sales of 5.7% resulting in increased contingent rents, partially offset by the effect of closing or acquiring restaurants leased to franchisees.
     In the United States and Canada, property revenues increased by $3 million to $66 million for the nine months ended March 31, 2008, compared to the same period in the prior year, primarily from increased contingent rents as a result of an increase in franchise comparable sales in this segment of 5.8%, partially offset by the effect of closing or acquiring restaurants leased to franchisees.
     In EMEA/APAC, property revenues increased by $2 million to $24 million for the nine months ended March 31, 2008, compared to the same period in the prior year, primarily from increased contingent rents as a result of an increase in franchise comparable sales in this segment of 5.9%, partially offset by the effect of closing or acquiring restaurants leased to franchisees.

Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by 12% to $412 million during the nine months ended March 31, 2008, compared to the same period in the prior year, as a result of an increase in sales, an increase in commodity costs and the unfavorable impact of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs increased by 1.2% to 31.1%, primarily due to the increase in commodity and other food costs in the U.S. and Canada.
     In the United States and Canada, food, paper and product costs increased by 13% to $275 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in sales, in the number of Company restaurants, and in food costs. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.6% to 32.1%, primarily due to an increase in beef, cheese, chicken and other food costs, partially offset by sales of higher margin products.
     In EMEA/APAC, food, paper and product costs increased by 12% to $119 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of the unfavorable impact of foreign currency exchange rates and an increase in sales offset by a decrease in the number of Company restaurants. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.6% to 28.5% for the nine months ended March 31, 2008, reflecting the unfavorable impact from product mix and commodity pressures during the period as compared to the same period in the prior year.
     In Latin America, food, paper and product costs increased by 11% to $18 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in sales and in the number of Company restaurants. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.2% to 36.5%, primarily due to an increase in the higher margin product offerings and lower potato costs.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by 9% to $396 million during the nine months ended March 31, 2008 compared to the same period in the prior year. This increase was primarily due to the unfavorable impact of foreign currency exchange rates, as well as additional labor needed to service increased traffic and inflationary increases in salaries and wages. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged with the impact of inflationary increases and temporary staffing costs in EMEA/APAC being offset by positive Company comparable sales.
     In the United States and Canada, payroll and employee benefits costs increased by 7% to $262 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic and the addition of 27 Company restaurants (net of closures and refranchisings) during the twelve months ended March 31, 2008. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged, with the benefits derived from labor efficiencies and increased Company comparable sales partially offset by increases in hourly wages.
     In EMEA/APAC, payroll and employee benefits costs increased by 12% to $127 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of additional labor needed to service increased traffic and the unfavorable impact of foreign currency exchange rates. Payroll and employee benefits costs increased by 0.6% to 30.5% of Company restaurant revenues in EMEA/APAC for the nine months ended March 31, 2008, compared to the same period in the prior year, as a result of inflationary increases in wages and salaries, increases in fringe benefit costs, and an increase in temporary staffing.
     There was no significant change in payroll and employee benefits costs in Latin America during the nine months ended March 31, 2008.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by 3% to $321 million during the nine months ended March 31, 2008, compared to the same period in the prior year. This increase is primarily attributable to the unfavorable impact of foreign currency exchange rates primarily in EMEA. Occupancy and other operating costs decreased by 1.1% to 24.2% of Company restaurant revenues for the nine months ended March 31, 2008, primarily as a result of the benefit of increased Company comparable sales offset by accelerated depreciation expense relating to Company restaurant remodels and rebuilds in the U.S. and Canada.

     In the United States and Canada, occupancy and other operating costs increased by 3% to $195 million during the nine months ended March 31, 2008, compared to the same period in the prior year. This increase was driven by the addition of 27 Company restaurants (net of closures and refranchisings) during the twelve months ended March 31, 2008) and the acceleration of depreciation on Company restaurant remodels and rebuilds. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.0% to 22.8% during the nine months ended March 31, 2008, benefiting primarily from positive Company comparable sales and the benefits realized from the new flexible batch broilers, including lower depreciation expense, offset by accelerated depreciation expense related to Company restaurant remodels and rebuilds.
     In EMEA/APAC, occupancy and other operating costs increased by 3% to $112 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily due to the unfavorable impact of foreign currency exchange rates offset by the closure of under-performing restaurants, primarily in the U.K. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.9% to 26.8% for the nine months ended March 31, 2008, benefiting primarily from the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K., as well as positive Company comparable sales in the segment.
     In Latin America, occupancy and other operating costs increased by 19% to $14 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily attributable to the addition of nine new Company restaurants during the twelve months ended March 31, 2008. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.8% to 27.4% for the nine months ended March 31, 2008, primarily as a result of an increase in rent, utility costs, property taxes, and depreciation expense on the new restaurants.
     Selling, general and administrative expenses
     Selling expenses increased by $4 million for the nine months ended March 31, 2008 compared to the same period in the prior year. The increase in selling expenses for the nine months ended March 31, 2008 is primarily attributable to the additional sales promotions and advertising expenses generated by higher Company restaurant revenues, as well as a reduction in the amount of bad debt recoveries as compared to the prior year; however, these increases were offset by a discretionary Company contribution to the U.K. marketing fund of $7 million made in the prior year. The overall net change in selling expenses reflects the unfavorable impact from the movement in foreign currency exchange rates of $3 million for the nine months ended March 31, 2008.
     General and administrative expenses increased by $20 million to $303 million for the nine months ended March 31, 2008, compared to the same period in the prior year. This net increase was driven by an increase in corporate salary, fringe benefits and other employee-related costs of $11 million, and an increase in stock based compensation expense of $4 million. The overall net increase of $20 million also reflects the unfavorable impact of $11 million from the movement in foreign currency exchange rates.
     Property Expenses
     Total property expenses remained unchanged at $45 million for the nine months ended March 31, 2008, compared to the same period in the prior year, primarily due to the effect of closing or acquiring restaurants leased to franchisees, offset by an increase in contingent rents generated by increased franchise comparable sales.
     Other operating (income) expense, net
     Other operating (income) expense, net for the nine months ended March 31, 2008 was $7 million of income compared to $6 million of income from the same period in the prior year. Other operating (income), net for the nine months ended March 31, 2008 includes net gains of $16 million from the disposal of real estate and other assets, primarily in Germany and the U.S. (which includes the refranchising of Company restaurants in Germany) and a gain of $2 million on forward currency contracts used to hedge intercompany loans denominated in foreign currencies. These gains were partially offset by $4 million in losses from vacant property provisions recorded in the U.S and U.K., $3 million of franchise system distress costs in the U.K. which includes a $1 million payment made to our sole distributor, $2 million of foreign currency transaction losses and $1 million in charges for litigation reserves.
     Other operating (income) expense, net for the nine months ended March 31, 2007 includes a gain of $5 million from the sale of an investment in a joint venture in New Zealand, a gain of $5 million on forward currency contracts used to hedge intercompany loans denominated in foreign currencies and a $4 million net gain on the disposal of assets primarily in the U.S., partially offset by $3 million of restaurant closure expenses primarily in the U.K. and $4 million associated with franchise system distress primarily in the U.K.

Income from Operations

	Nine Months Ended
	March 31,
	2008	2007
Income from Operations:
United States and Canada	$264	$249
EMEA/APAC	73	43
Latin America	29	26
Unallocated	(94)	(99)

Total Income from Operations	$272	$219

     Total income from operations increased by $53 million, or 24%, to $272 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily due to an increase in franchise revenues of $60 million driven by worldwide franchise comparable sales of 5.7%, an increase in the effective royalty rate and the net addition of 256 franchise restaurants during the twelve months ended March 31, 2008. The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses, resulting in a $5 million favorable impact on income from operations. See Note 14 to our unaudited condensed consolidated financial statements contained in this report for income from operations by segment.
     In the United States and Canada, income from operations increased by $15 million, or 6%, to $264 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $28 million, reflecting an increase in comparable sales of 5.8% for franchise restaurants in this segment and an increase in the effective royalty rate. This increase was partially offset by higher selling, general and administrative expenses of $17 million driven primarily by increased salary and fringe benefit costs and increased stock based compensation expense.
     In EMEA/APAC, income from operations increased by $30 million, or 70%, to $73 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $28 million, reflecting an increase in comparable sales of 5.9% for franchise restaurants in this segment and the net addition of 183 franchise restaurants during the twelve months ended March 31, 2008. The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses, resulting in a $5 million favorable impact on income from operations.
     In Latin America, income from operations increased by $3 million, or 12% to $29 million during the nine months ended March 31, 2008 compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $4 million, reflecting an increase in comparable sales for franchise restaurants in this segment.
     Our unallocated corporate expenses decreased by $5 million during the nine months ended March 31, 2008 compared to the same period in the prior year, primarily as a result of non-recurring professional services fees incurred associated with the realignment of our European and Asian businesses.
Interest Expense, net
     Interest expense, net decreased by $3 million during the nine months ended March 31, 2008, compared to the same period in the prior year, reflecting a reduction in the amount of borrowings outstanding due to early prepayments of our debt and a decrease in rates paid on borrowings during the period. The weighted average interest rates for the nine months ended March 31, 2008 and 2007 were 6.62% and 6.93%, which included the impact of interest rate swaps on 48% and 58% of our term debt, respectively.
Income Tax Expense
     Income tax expense was $85 million for the nine months ended March 31, 2008, resulting in an effective tax rate of 37.9%. During the nine months ended March 31, 2008, we recorded a tax charge of $9 million primarily related to law changes in various jurisdictions and a tax benefit of $4 million due to the release in valuation allowance as it was determined that certain deferred tax assets would be realized.

     Income tax expense was $55 million for the nine months ended March 31, 2007, resulting in an effective tax rate of 32.9%. During the nine months ended March 31, 2007, we realized a tax benefit as a result of the realignment of the European and Asian businesses and resolution of certain tax audit matters.
Net Income
     Our net income increased by $27 million to $139 million during the nine months ended March 31, 2008, compared to the same period in the prior year, primarily as a result of a net increase in restaurants and strong comparable sales which increased franchise revenues by $60 million, Company restaurant margin by $11 million and net property revenues by $5 million. We also benefited from a decrease in interest expense and loss on early extinguishment of debt of $4 million and a $1 million increase in income from other operating (income) expense, net. These increases were partially offset by an increase in selling, general and administrative expenses of $24 million, and a $30 million increase in income tax expense.
Liquidity and Capital Resources
Overview
     Cash provided by operations was $150 million during the nine months ended March 31, 2008, compared to cash provided by operations of $41 million during the nine months ended March 31, 2007.
     During the nine months ended March 31, 2008, we retired $50 million in debt. Our weighted average interest rate on our term debt for the nine months ended March 31, 2008 was 6.62%, which included the benefit of interest rate swaps on 48% of our term debt.
     On January 30, 2008, we entered into interest rate swaps with an aggregate notional value of $275 million, which became effective on March 31, 2008 and mature on December 31, 2011 and in September 2007, interest rate swaps with an aggregate notional value of $60 million matured.
     During the nine months ended March 31, 2008, we declared and paid three quarterly dividends of $0.0625 per share, resulting in a $25 million cash payment to shareholders of record.
     During the nine months ended March 31, 2008, we repurchased 1,243,807 shares of common stock under our previously announced $100 million share repurchase program at an aggregate cost of $32 million, which we will retain in treasury for future use. As of March 31, 2008, we have $68 million remaining under the program. In the near term, we intend to use a portion of our excess cash to repurchase shares under our $100 million share repurchase program depending on market conditions.
     We had cash and cash equivalents of $167 million as of March 31, 2008. In addition, as of March 31, 2008, we had a borrowing capacity of $123 million under our $150 million revolving credit facility (net of $27 million in letters of credit, in support of our self insured program retentions and deductibles, issued under the revolving credit facility).
     On April 30, 2008, we acquired 56 restaurants in North and South Carolina from one of our largest franchisees for a purchase price of $49 million. In the near term, we anticipate using cash flows from operations and/or our borrowing capacity under our credit facility to acquire franchise restaurants as strategic opportunities arise.
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
Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $150 million during the nine months ended March 31, 2008, compared to cash provided by operating activities of $41 million during the nine months ended March 31, 2007. The $150 million provided during the nine months ended March 31, 2008 includes net income of $139 million and $23 million from changes in working capital, offset by $11 million from changes in long-term assets and liabilities, which includes a $22 million payment to establish the Rabbi trust, and $1 million of non-cash adjustments. The $41 million provided by operating activities during the nine months ended March 31, 2007 includes net income of $112 million offset by a usage of cash from a change in working capital of $107 million, which included tax payments of $140 million, which were primarily due to the operational realignment of our European and Asian businesses.

     Investing Activities
     Cash used for investing activities was $62 million during the nine months ended March 31, 2008, compared to cash used for investing activities of $39 million during the nine months ended March 31, 2007. The $62 million cash usage during the nine months ended March 31, 2008 includes $88 million of payments for the purchase of property and equipment and $4 million related to the acquisition of franchise operations, partially offset by $26 million of proceeds from asset disposals and restaurant closures and $5 million of principal payments received on direct financing leases. The $39 million cash usage during the nine months ended March 31, 2007 includes $48 million from the purchase of property and equipment and $12 million related to the acquisition of franchise restaurants, partially offset by $18 million of proceeds from asset disposals and restaurant closures and $5 million of principal payments received on direct financing leases.
     Capital expenditures include costs to build new Company restaurants as well as properties we lease to franchisees, to remodel and maintain restaurant properties to our standards, and to develop our corporate infrastructure, particularly in information technology. The following table presents capital expenditures by type of expenditure:

	For the
	Nine Months Ended
	March 31,
	2008	2007
	(In millions)
New restaurants	$25	$13
Existing restaurants	54	26
Other, including corporate	9	9

Total	$88	$48

     Capital expenditures for existing restaurants consist of the purchase of the real estate related to the existing restaurant, as well as renovations to Company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each Company restaurant to maintain its appearance in accordance with our standards. Capital expenditures for existing restaurants also include investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward improvements to our leased properties completed by franchisees. Other capital expenditures include investments in information technology systems, and corporate furniture and fixtures.
     We expect capital expenditures of approximately $120 million to $150 million in fiscal 2008 to develop new restaurants and to rebuild and remodel existing restaurants, and for new equipment initiatives, IT initiatives and other corporate expenditures. We have expended $88 million in capital expenditures through March 31, 2008.
     Financing Activities
     Financing activities used cash of $105 million during the nine months ended March 31, 2008, compared to $121 million during the nine months ended March 31, 2007. Uses of cash in financing activities during the nine months ended March 31, 2008 primarily consisted of repayments of debt and capital leases of $54 million, the repurchase of common stock of $35 million and cash dividend payments of $25 million, offset by $7 million in tax benefits from stock-based compensation and $2 million from proceeds of stock option exercises. Uses of cash in financing activities during the nine months ended March 31, 2007 included repayments of debt and capital leases of $130 million, a quarterly cash dividend of $8 million, the repurchase of common stock of $1 million, offset by $10 million in tax benefits from stock-based compensation, $7 million from the proceeds of stock option exercises and $1 million of proceeds from a foreign credit facility.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 13 to our unaudited condensed consolidated financial statements.
New Accounting Pronouncements Issued But Not Yet Adopted
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FASB No. 157”) which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. FASB No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, which for us will be our fiscal year beginning July 1, 2008. We are currently evaluating the impact that FASB No. 157 may have on our statements of operations and financial position.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (“FASB No. 141R”). FASB No. 141R replaces FASB No. 141, Business Combinations, but retains the fundamental requirements in FASB No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FASB No. 141 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately. FASB No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after July 1, 2009. We are currently evaluating the impact that FASB No. 141R may have on our statements of operations and financial position.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FASB No. 160”). FASB No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. FASB No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. FASB No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FASB No. 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning on July 1, 2009. We are currently evaluating the impact that FASB No. 160 may have on our statements of operations and financial position.
     In March 2008, the FASB issued Statement of Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FASB No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. FASB No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.
     FASB 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us will be of our fiscal year beginning July 1, 2009. We are currently evaluating the impact FASB 161 will have on our disclosures in the financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the nine months ended March 31, 2008 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, except as noted below.
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

     As of March 31, 2008, we had interest rate swaps with an aggregate notional value of $655 million that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”(“SFAS No. 133”). The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $821 million would result in an increase or decrease in interest expense of approximately $2 million in a given year, as we have hedged $655 million of our future interest payments.
     On January 30, 2008 we entered into interest rate swaps with an aggregate notional value of $275 million, which became effective on March 31, 2008 and mature on December 31, 2011. These swaps qualify as cash hedges under SFAS No. 133. As of March 31, 2008, we had $655 million of LIBOR-based interest rate swap contracts outstanding and had $819 million of LIBOR-based variable rate debt outstanding.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward looking statements include statements regarding our beliefs and expectations regarding our intention to focus on sales growth and profitability and expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development; our beliefs and expectations regarding franchise restaurants, including their growth potential and the factors that will result in financially stronger operators throughout our franchise base; our intention to continue to employ innovative marketing strategies and expand product offerings; our intention to focus on Company restaurant remodels and rebuilds; our ability to use proactive portfolio management to drive financial performance and development; our estimates regarding our liquidity, capital expenditures in fiscal 2008 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our intention to increase shareholder value through the use of a portion of our excess cash to repurchase shares under our repurchase program; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the gain to be recognized into earnings during fiscal year 2008 from our hedging contracts; our expectations regarding unrecognized tax benefits; and our expectations regarding the impact of accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our international growth strategy;

•	Risks related to our international operations;

•	Economic or other business conditions that may affect the desire or ability of our customers to purchase our products, such as increases in unemployment rates, declines in median income growth, consumer confidence, and changes in consumer preferences;

•	Our continued relationship with, and the success of, our franchisees;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations and financing for new restaurant development;

•	Our ability to manage increases in our operating costs, including costs of food and paper products, rent expense, energy costs and labor costs, which can adversely affect our operating margins and financial results, particularly in an environment of declining sales, if we choose not to pass, or cannot pass, these increases to our guests;

•	Risks related to our business in the United Kingdom, which may continue to experience operating losses, escalating costs, including rent expense, restaurant closures and franchisee financial distress;

•	Risks relating to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply of necessary products to us;

•	Our ability to execute on our plan of remodeling and rebuilding Company restaurants in the U.S and Canada to increase sales and profitability;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to franchisee financial distress which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties, such as landlords;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Risks related to market conditions, including the market price and trading volume of our common stock, that would affect the volume of purchases, if any, made under our Share Repurchase Program;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Our ability to refinance or modify our bank debt on favorable terms given the current lending environment;

•	Our ability to utilize foreign tax credits to offset our U.S. income taxes due to continuing losses in the U.K. and other factors and risks related to the impact of changes in statutory tax rates in foreign jurisdictions on our deferred taxes and effective tax rate;

•	Our ability to realize our expected tax benefits from the realignment of our European and Asian businesses;

•	Fluctuations in international currency exchange and interest rates;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Our ability to manage changing labor conditions and difficulties in staffing our international operations;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.

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
Part II — Other Information
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in our Annual Report on 10-K. The information below updates, and should be read in conjunction with, the risk factors in our Annual Report on Form 10-K. We encourage you to read these risk factors in their entirety.
Our operating results may be adversely impacted by temporary restaurant closures and accelerated depreciation expense related to our capital program to remodel and rebuild our Company restaurants in the U.S. and Canada.
     We have embarked on a program to remodel and rebuild our Company restaurants in the U.S. and Canada. During the first nine months of fiscal 2008, we have spent approximately $8 million on remodeling and rebuilding our Company restaurants and we plan to spend approximately $40 million to $60 million through the end of fiscal 2009. As a result of this program, we have had to temporarily close Company restaurants in the process of being remodeled or rebuilt, and such restaurant closures will continue for the duration of the program. Although we have not yet experienced a significant impact on our revenues from temporary restaurant closures, we expect that, as this program begins to accelerate, these closures will result in lost revenues. While we believe that these capital investments will drive increased sales and traffic and ultimately generate increased profits for the improved facilities, there can be no assurance that we will experience a return on investment and, if there is such return, that it will offset the lost revenues resulting from the temporary closures.
     Moreover, when we decide to remodel or rebuild a restaurant, we are required to depreciate the remaining book value of assets to be disposed of through their disposal date. This accelerated depreciation expense will have an immediate adverse impact on occupancy and other operating costs and, therefore, on our operating margins. During the three and nine months ended March 31, 2008, accelerated depreciation expense related to remodeling and rebuilding Company restaurants contributed to the increase in occupancy and other operating expense and to the decrease in operating margins.
     To the extent that the capital investment in our restaurants fails to generate adequate returns to offset the adverse impact on revenues and operating margins of temporary restaurant closures and accelerated depreciation expense, our capital program will be unsuccessful and our revenues, profits and cash position will suffer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information related to repurchases of the Company’s common stock made during the fiscal quarter ended March 31, 2008:

				Total Number of Shares	Approximate Dollar Value of
				Purchased as Part of Publicly	Shares That May Yet be
	Total Number of		Average Price Paid	Announced Plans or Programs	Purchased Under the Plans or
Period	Shares Purchased		Per Share	(2) (3)	Programs
Jan. 1-31, 2008	120,597	(1)	$27.35	0	$94,070,759
Feb. 1-29, 2008	991,807		$25.89	991,807	$68,390,877
Mar. 1-31, 2008	4,279	(1)	$27.05	0	$68,390,877

Total	1,112,404		$26.05	991,807	$68,390,877

(1)	All shares purchased were in connection with the Company’s obligation to withhold from restricted stock unit and option awards the amount of federal withholding tax due in respect of such awards.

(2)	On May 31, 2007, the Company’s Board of Directors authorized a $100 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s insider trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy. The program expires on December 31, 2008.

(3)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited, and all future shares will be deposited, into treasury and retained for future use.
Item 5. Other Information
     On March 21, 2008, the Company made a grant of 14,238 restricted share units under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan, at a price of $27.54 per share, to Peter Tan, the Company’s President, Asia Pacific, in connection with his promotion to Executive Vice President of the Company. This grant was approved by the Board of Directors on March 6, 2008.
Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

10.47	Form of Restricted Stock Unit Agreement under Burger King Holdings, Inc. 2006 Omnibus Incentive Plan

10.48	Employment Agreement dated as of March 5, 2008 between BK AsiaPac, Pte. Ltd. and Peter Tan

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: May 5, 2008	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial officer)

Date: May 5, 2008	By:	/s/ Christopher M. Anderson
		Name:	Christopher M. Anderson
		Title:	Senior Vice President and Controller (principal accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.47	Form of Restricted Stock Unit Agreement under Burger King Holdings, Inc. 2006 Omnibus Incentive Plan

10.48	Employment Agreement dated as of March 5, 2008 between BK AsiaPac, Pte. Ltd. and Peter Tan

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002