Form 10-K
period 2008-06-30
Burger King Holdings Inc
filed 2008-08-28
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2007 was $2.2 billion.

The number of shares outstanding of the Registrant’s Common Stock as of August 25, 2008 was 135,287,760.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from Registrant’s definitive proxy statement for the 2008 annual meeting of stockholders, which proxy will be filed no later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2008.

BURGER KING HOLDINGS, INC.

2008 FORM 10-K ANNUAL REPORT

Burger King®, Whopper®, Double Whopper®, Have It Your Way®, Tendercrisp®, Burger King Bun Halves and Crescent Logo, Spicy Chick’N Crisp®, BKtm Value Menu, BKtm Breakfast Value Menu, BK Wrappertm, BK Fusiontm and BKtm Stacker are trademarks of Burger King Brands, Inc., a wholly-owned subsidiary of Burger King Holdings, Inc. References to fiscal 2008, fiscal 2007 and fiscal 2006 in this Form 10-K are to the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

In this document, we rely on and refer to information regarding the restaurant industry, the quick service restaurant segment and the fast food hamburger restaurant category that has been prepared by the industry research firm The NPD Group, Inc. (which prepares and disseminates Consumer Reported Eating Share Trends, or CREST data) or compiled from market research reports, analyst reports and other publicly available information. All industry and market data that are not cited as being from a specified source are from internal analyses based upon data available from known sources or other proprietary research and analysis.

Part I

Item 1.	Business

Overview

Burger King Holdings, Inc. (“we” or the “Company”) is a Delaware corporation formed on July 23, 2002. Our restaurant system includes restaurants owned by the Company and by franchisees. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants and system-wide sales. As of June 30, 2008, we owned or franchised a total of 11,565 restaurants in 71 countries and U.S. territories, of which 1,360 restaurants were Company restaurants and 10,205 were owned by our franchisees. Of these restaurants, 7,207 or 62% were located in the United States and 4,358 or 38% were located in our international markets. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast food at modest prices.

We generate revenues from three sources: retail sales at Company restaurants; franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid to us by our franchisees; and property income from restaurants that we lease or sublease to franchisees. Approximately 90% of our restaurants are franchised and we have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category. We believe that this restaurant ownership mix provides us with a strategic advantage because the capital required to grow and maintain the Burger King® system is funded primarily by franchisees, while still giving us a sizeable base of Company restaurants to demonstrate credibility with franchisees in launching new initiatives. As a result of the high percentage of franchise restaurants in our system, we have lower capital requirements compared to our major competitors.

Our History

Burger King Corporation, which we refer to as BKC, was founded in 1954 when James McLamore and David Edgerton opened the first Burger King restaurant in Miami, Florida. The Whopper® sandwich was introduced in 1957. BKC opened its first international restaurant in the Bahamas in 1966. BKC also established its brand identity with the introduction of the “bun halves” logo in 1969 and the launch of the first Have It Your Way® campaign in 1974. BKC introduced drive-thru service, designed to satisfy customers “on-the-go” in 1975.

In 1967, Mr. McLamore and Mr. Edgerton sold BKC to Minneapolis-based The Pillsbury Company, taking it from a small privately-held franchised chain to a subsidiary of a large food conglomerate. The Pillsbury Company was purchased by Grand Metropolitan plc which, in turn, merged with Guinness plc to form Diageo plc, a British spirits company. In December 2002, BKC was acquired by private equity funds controlled by TPG Capital, Bain Capital Partners and the Goldman Sachs Funds, which we refer to as our “Sponsors.” In May 2006, we consummated our initial public offering and issued and sold 25 million shares of common stock at a price of $17.00 per share. Upon completion of the offering, our common stock became listed on the NYSE under the symbol “BKC.” Subsequent to our initial public offering, the private equity funds controlled by the Sponsors sold 22 million shares of common stock at a price of $22.00 per share in February/March 2007; 20.7 million shares of common stock at a price of $25.00 per share in November 2007; and 15 million shares of common stock at a price of $27.41 per share in May 2008. The private equity funds currently own approximately 32% of our outstanding common stock.

Our Industry

We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to The NPD Group, Inc., which prepares and disseminates CREST data, QSR sales have grown at an annual rate of 4% over the past 10 years, totaling approximately $228 billion for the 12-month period ended June 30, 2008. According to The NPD Group, Inc., QSR sales are projected to increase at an annual rate of 4% between 2008 and 2012.

Furthermore, we believe the QSR segment is generally less vulnerable to economic downturns and increases in energy prices than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by customers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. However, significant economic downturns or sharp increases in energy prices may adversely impact FFHR chains, including us.

According to The NPD Group, Inc., the FFHR category is the largest category in the QSR segment, generating sales of over $61 billion in the United States for the 12-month period ended June 30, 2008 representing 27% of total QSR sales. The FFHR category grew 3% in terms of sales during the same period and, according to The NPD Group, Inc., is expected to increase at an average rate of 3.5% per year over the next five years. For the 12-month period ended June 30, 2008, the top three FFHR chains (McDonald’s, Burger King and Wendy’s) accounted for 73% of the category’s total sales, with approximately 15% attributable to Burger King.

Our Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

•	Distinctive brand with global platform. We believe that our Burger King and Whopper brands are two of the most widely-recognized consumer brands in the world. We have one of the largest restaurant networks in the world, with 11,565 restaurants operating in 71 countries and U.S. territories, of which 4,358 are located in our international markets. During fiscal 2007 and 2008, our franchisees opened restaurants in eight new international markets: Japan, Indonesia, Poland, Egypt, Colombia, Bulgaria, Romania and Curaçao. We believe that the demand for new international franchise restaurants is growing and that our global platform will allow us to leverage our established infrastructure to significantly increase our international restaurant count with limited incremental investment or expense.

•	Attractive business model. Approximately 90% of our restaurants are franchised, which is a higher percentage than that of our major competitors in the FFHR category. We believe that our franchise restaurants will generate a consistent, profitable royalty stream to us, with minimal ongoing capital expenditures or incremental expense by us. We also believe this will provide us with significant cash flow to reinvest in growing our brand and enhancing shareholder value. Although we believe that this restaurant ownership mix is beneficial to us, it also presents a number of drawbacks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership.

•	Innovative marketing campaigns, creative advertising and strategic sponsorships. We utilize our successful marketing, advertising and sponsorships to drive sales and generate restaurant traffic. In the first quarter of fiscal 2008, our U.S. television advertisements were among both the top five best recalled and the top five best liked new restaurant ads airing nationally, according to advertising industry researcher Nielson IAG. In addition, our television advertising made IAG’s monthly “Top 10 New Ads” list (published by the magazine Ad Age) a total of five times in calendar year 2007, one of less than a dozen national advertisers across all categories to have that many mentions. We are also reaching out to a broad spectrum of restaurant guests with mass appeal entertainment sponsorships, such as Microsoft’s popular videogame franchise, Halo 3tm and movie tie-ins such as The Simpsonstm Movie, Iron Mantm, The Incredible Hulktm and Indiana Jonestm and the Kingdom of the Crystal Skulltm. Additionally, as evidence of the popular relevance of our brand and products, our Whopper Freakout campaign became its own pop culture content, with the most popular YouTube user-generated parody attracting over 1.2 million views, together with over 120 other videos emulating Burger King commercial content. The strong appeal of this campaign, and its commensurate media coverage, made these ads some of the best-recalled ever according to IAG.

•	Experienced management team. We have a seasoned management team with significant experience. John Chidsey, our Chairman and Chief Executive Officer, has extensive experience in managing franchised and branded businesses, including the Avis Rent-A-Car and Budget Rent-A-Car systems, Jackson Hewitt Tax Services and PepsiCo. Russell Klein, our President, Global Marketing, Strategy and Innovation, has more than 29 years of retail and consumer marketing experience, including at 7-Eleven Inc. Ben Wells, our Chief Financial Officer, has over 30 years of finance experience, including at Compaq Computer Corporation and British Petroleum. In addition, other members of our management team have worked at Frito Lay,

McDonald’s, Jack-in-the Box, PepsiCo, Pillsbury and Wendy’s. The core of our management team has been working together since 2004.

Our Business Strategy

We intend to grow and strengthen our competitive position through the continued focus on our strategic global growth pillars — marketing, products, operations and development — and the implementation of the following key elements of our business strategy:

•	Drive further sales growth: We remain focused on achieving our comparable sales and average restaurant sales potential. Essential components of this strategy are:

•	Enhancing the guest experience — our key guest satisfaction and operations metrics showed continued improvement in fiscal 2008 and we intend to further improve these metrics.

•	Reducing hours of operation gap — we have implemented initiatives to reduce the gap between our hours of operation and those of our competitors, which we believe will increase comparable sales and average restaurant sales in U.S. restaurants.

•	Increasing emphasis on our restaurant reimaging program — we believe that increased capital expenditures dedicated to our restaurant reimaging program in the United States and Canada will result in higher sales and traffic in these restaurants and yield strong cash on cash returns.

•	Enhance restaurant profitability: We believe that opportunities exist to enhance restaurant profitability by better utilizing our fixed cost base and exploring ways to mitigate escalating commodity and energy costs in the current macroeconomic environment. We are focused on leveraging our fixed cost structure by introducing higher margin products and creating efficiencies through improved speed of service and new equipment, such as headsets which we believe will further improve speed of service. In the United States and Canada, the recent installation of the flexible batch broiler has reduced energy consumption in Company restaurants, and we expect to further mitigate our escalating operating costs by utilizing our market based pricing model to achieve optimal pricing in our markets.

•	Expand our large international platform: We intend to leverage our substantial international infrastructure to expand our franchise network and restaurant base. Internationally we are much smaller than our largest competitor, and, therefore, we believe we have significant growth opportunities. We have developed a detailed global development plan to accelerate growth over the next five years. We expect to focus our expansion plans on (1) under-penetrated markets where we already have an established presence, such as Germany, Spain and Mexico; (2) markets in which we have a small presence, but which we believe offer significant opportunities for development, such as Brazil, China, Japan, Indonesia and Italy; and (3) financially attractive new markets in the Middle East, Eastern Europe and the Mediterranean region. We believe that our successful entry into Brazil where in approximately four years we have recruited eight new franchisees and opened 56 restaurants in 26 cities validates the opportunities that exist for us in rapidly developing international markets.

•	Accelerate our new restaurant development and expansion: The expansion of our restaurant network and an increase in the number of new restaurants are key components in our growth plan. We expect that most of our new restaurant growth will come from franchisees. Consequently, our development strategy focuses on ensuring that franchisees in each of our markets have the resources and incentives to grow. First, we have focused on providing our franchisees with a development process that we believe is streamlined, financially flexible and capital-efficient. As part of this strategy, we developed new, smaller restaurant designs that reduce the level of capital investment required, while also addressing a change in consumer preference from dine-in to drive-thru (62% of U.S. Company restaurant sales are currently made in the drive-thru). These smaller restaurant models reduce average building costs by approximately 25%. We are also actively pursuing co-branding and site sharing programs to reduce initial investment expense and have begun testing a turn-key program that reduces the time and uncertainty associated with new builds.

•	Use proactive portfolio management to drive growth: We intend to use proactive portfolio management to drive growth and optimize our Company restaurant portfolio and franchisee participation in new and existing markets. As part of this ongoing strategy, we will focus on (1) attracting new franchisees to acquire restaurants from existing franchisees; (2) leveraging our existing infrastructure through the acquisition of franchise restaurants in our current or targeted Company markets; and (3) selectively refranchising Company restaurants to provide new opportunities for existing and new franchisees, while maintaining our approximately 90/10 franchise to Company restaurant ownership mix. In April 2008, we completed a 56-restaurant acquisition in the Carolinas with Heartland Southeast and, in July 2008, we acquired 72 restaurants in Iowa and Nebraska from Simmonds Restaurant Management. These two acquisitions allow us to develop our Company restaurant portfolio in attractive markets, enabling us to leverage our existing infrastructure and established brand presence. In addition, we closed under-performing restaurants in the United Kingdom (“U.K.”) and sold certain Company restaurants in Germany and Canada which, due to their geography, were attractive to our local franchisees.

•	Employ innovative marketing strategies and expand product offerings: We intend to continue to employ innovative and creative marketing strategies to increase our restaurant traffic and comparable sales. We will utilize our successful barbell menu strategy to offer more choices to our guests and enhance the price/value proposition of our products. As part of this strategy, in fiscal 2008, we expanded our indulgent menu and launched limited time offers, including the Steakhouse Burger and the BBQ Bacon Tendercrisp® chicken sandwich in the United States and the Three Pepper Angus Burger, the Double Angus Burger and the Chorizo Angus in EMEA. At the other end of the barbell menu, we focused on new product offerings in our BKtm Value Menu and BKtm Breakfast Value Menu (the first national breakfast value menu in the FFHR category). We are also focusing on our SuperFamily customers, introducing for fiscal 2009 two new kid’s menu alternatives, nutritionally fortified KRAFT® Macaroni & Cheese and BKtm Fresh Apple Fries. Finally, we continue to introduce new products to fill gaps in our breakfast, dessert and snack menu offerings. We intend to roll-out several new and limited time offer products during the remainder of fiscal 2009.

Global Operations

We operate in three reportable segments: (i) the United States and Canada; (ii) Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and (iii) Latin America. Additional financial information about geographic segments is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Segment Reporting in Part II, Item 8 in Note 21 of this Form 10-K.

United States and Canada

Restaurant Operations

Our restaurants are limited-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States and Canada. As of June 30, 2008, 984 Company restaurants and 6,528 franchise restaurants were operating in the United States and Canada. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups.

Operating Procedures and Hours of Operation.  All of our restaurants must adhere to strict standardized operating procedures and requirements which we believe are critical to the image and success of the Burger King brand. Each restaurant is required to follow the Manual of Operating Data, an extensive operations manual containing mandatory restaurant operating standards, specifications and procedures prescribed from time to time to assure uniformity of operations and consistent high quality of products at Burger King restaurants. Among the requirements contained in the Manual of Operating Data are standard design, equipment system, color scheme and signage, operating procedures, hours of operation and standards of quality for products and services.

Commencing in June 2008, we required restaurants in the United States to be open until at least 2 a.m., Thursday through Saturday and to be open by at least 6 a.m., Monday through Saturday. Restaurants in the United States and Canada are required to be open until at least midnight on the remaining days of the week. We believe that reducing the gap between our operating hours and those of our competitors will be a key component in capturing a greater share of FFHR sales in the United States and Canada.

Management.  Substantially all of our executive management, finance, marketing, legal and operations support functions are conducted from our global restaurant support center in Miami, Florida. There is also a field staff consisting of operations, training, and real estate and marketing personnel who support Company restaurant and franchise operations in the United States and Canada. Our franchise operations are organized into eight divisions, each of which is headed by a division vice president supported by field personnel who interact directly with the franchisees. Each Company restaurant is managed by one restaurant manager and one to three assistant managers, depending upon the restaurant’s sales volume. Management of a franchise restaurant is the responsibility of the franchisee, who is trained in our techniques and is responsible for ensuring that the day-to-day operations of the restaurant are in compliance with the Manual of Operating Data.

Restaurant Menu.  Our barbell menu strategy of expanding our high-margin indulgent products and our value products and our goal of expanding the dayparts that we serve are the core drivers of our product offerings. The basic menu of all of our restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, desserts, soft drinks, shakes, milk and coffee. However, as we expand our hours of operation we have, and expect to continue to, introduce new breakfast, dessert and snack menu offerings which will complement our core products. We will also continue to use limited time offers, such as the Indy Whopper sandwich we offered in fiscal 2008, to provide guests with innovative taste experiences. Franchisees must offer all mandatory menu items.

Restaurant Design and Image.  Our restaurants consist of several different building types with various seating capacities. The traditional Burger King restaurant is free-standing, ranging in size from approximately 1,900 to 4,300 square feet, with seating capacity of 40 to 120 guests, drive-thru facilities and adjacent parking areas. Some restaurants are located in airports, shopping malls, toll road rest areas and educational and sports facilities. In fiscal 2005, we developed new, smaller restaurant designs that reduce the average building costs by approximately 25%. The seating capacity for these smaller restaurant designs is between 40 and 80 guests. We believe this seating capacity is adequate since approximately 62% of our U.S. Company restaurant sales are made at the drive-thru. We and our franchisees have opened 167 new restaurants in the United States and Canada in this format through June 30, 2008.

In fiscal 2008, we began our reimaging initiative for our Company restaurants in the U.S. and Canada. This initiative includes the remodeling or scraping and rebuilding of Company restaurants where we believe a new modernized exterior and interior image can drive additional sales. During fiscal 2008, we reimaged a total of 32 Company restaurants and, as of the date of this report, we had 19 additional restaurants in progress.

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

We increased our restaurant count in the U.S. and Canada by 24 restaurants during fiscal 2008, the first year of net restaurant growth in this segment in six years. We have instituted several initiatives to accelerate restaurant development in the United States, including reduced upfront franchise fees, process simplifications and turnkey development assistance programs, which reduce the time and uncertainty associated with opening new restaurants.

Company Restaurants

As of June 30, 2008, we owned and operated 984 restaurants in the United States and Canada, representing 13% of total U.S. and Canada system-wide restaurants. Included in this number are 31 restaurants that were owned by a joint venture between us and an independent third party. The joint venture was dissolved on June 30, 2008 and, effective July 1, 2008, these restaurants have been operated as Company restaurants. Out of our 984 Company restaurants, we own the properties for 348 restaurants and we lease the remaining 636 properties from third-party landlords. Our Company restaurants in the United States and Canada generated $1.2 billion in revenues in fiscal 2008, or 74% of our total U.S. and Canada revenues and 48% of our total worldwide revenues. We also use our Company restaurants to test new products and initiatives before rolling them out to the wider Burger King system.

The following table details the top ten locations of our Company restaurants in the United States and Canada as of June 30, 2008:

			% of Total U.S. and
		Company	Canada Company
Rank	State/Province	Restaurant Count	Restaurants

1	Florida	243	25%
2	North Carolina	108	11%
3	Ontario	71	7%
4	Indiana	70	7%
5	Georgia	51	5%
6	South Carolina	50	5%
7	Massachusetts	44	4%
8	Virginia	44	4%
9	Ohio	40	4%
10	Connecticut	33	3%

In addition, in July 2008, we acquired 72 restaurants in Iowa and Nebraska from one of our franchisees.

Franchise Operations

General.  We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management.

Our growth and success have been built in significant part upon our substantial franchise operations. We franchised our first restaurant in 1961, and as of June 30, 2008, there were 6,528 franchise restaurants, owned by 777 franchise operators, in the United States and Canada. Franchisees report gross sales on a monthly basis and pay royalties based on reported sales. Franchise restaurants in the United States and Canada generated revenues of $318 million in fiscal 2008, or 59% of our total worldwide franchise revenues. The five largest franchisees in the United States and Canada in terms of restaurant count represented in the aggregate approximately 16% of our franchise restaurants in this segment as of June 30, 2008.

The following table details the top ten locations of our franchisees’ restaurants in the United States and Canada as of June 30, 2008:

			% of Total U.S. and
		Franchise	Canada Franchise
Rank	State/Province	Restaurant Count	Restaurants

1	California	673	10%
2	Texas	429	7%
3	Michigan	336	5%
4	New York	319	5%
5	Ohio	311	5%
6	Illinois	303	5%
7	Florida	300	5%
8	Pennsylvania	235	4%
9	Georgia	210	3%
10	New Jersey	187	3%

The following is a list of the five largest franchisees in terms of restaurant count in the United States and Canada as of June 30, 2008:

		Restaurant
Rank	Name	Count	Location

1	Carrols Corporation	318	Northeast and Midwest
2	Stategic Restaurants Acquisition Company, LLC	264	California, Midwest and Southeast
3	Heartland Food Corp.	221	Midwest
4	Army Air Force Exchange Services	125	Across the United States
5	Bravokilo, Inc./BravoGrande, Inc.	120	Midwest

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

Recurring fees consist of monthly royalty and advertising payments. Franchisees in the United States and Canada are generally required to pay us an advertising contribution equal to a percentage of gross sales, typically 4%, on a monthly basis. In addition, most existing franchise restaurants in the United States and Canada pay a royalty of 3.5% and 4% of gross sales, respectively, on a monthly basis. As of July 1, 2000, a new royalty rate structure became effective in the United States for most new franchise agreements, including both new restaurants and renewals of franchises, but limited exceptions were made for agreements that were grandfathered under the old fee structure or entered into pursuant to certain early renewal incentive programs. In general, new franchise restaurants opened and franchise agreement renewals in the United States after June 30, 2003 will generate royalties at the rate of 4.5% of gross sales for the full franchise term. As of June 30, 2008, the average royalty rate in the United States was 3.8%.

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

Property Operations

Our property operations consist of restaurants where we lease the land and often the building to the franchisee. Our real estate operations in the United States and Canada generated $89 million of our property revenues in fiscal 2008, or 73% of our total worldwide property revenues.

For properties that we lease from third-party landlords and sublease to franchisees, leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. As of June 30, 2008, we leased or subleased to franchisees in the United States and Canada 917 properties, of which we own 454 properties and lease either the land or the land and building from third-party landlords on the remaining 463 properties.

Europe, the Middle East and Africa/Asia Pacific (EMEA/APAC)

Restaurant Operations

EMEA.  EMEA is the second largest geographic area in the Burger King system behind the United States as measured by number of restaurants. As of June 30, 2008, EMEA had 2,379 restaurants in 31 countries and territories, including 283 Company restaurants located in the U.K., Germany, Spain, The Netherlands and Italy. Germany is the largest market in EMEA with 620 restaurants as of June 30, 2008.

APAC.  As of June 30, 2008, APAC had 672 restaurants in 13 countries and territories, including China, Malaysia, Thailand, Australia, Philippines, Singapore, New Zealand, South Korea, Indonesia, and Japan. All of the restaurants in the region other than our nine Company restaurants in China are franchised. Australia is the largest market in APAC, with 318 restaurants as of June 30, 2008, all of which are franchised and operated under Hungry Jack’s, a brand that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King. We believe there is significant potential for growth in APAC, particularly in our existing markets of South Korea, Hong Kong, Singapore, Malaysia, China and the Philippines and in new markets such as Japan and Indonesia.

Our restaurants located in EMEA/APAC generally adhere to the standardized operating procedures and requirements followed by U.S. restaurants. However, regional and country-specific market conditions often require some variation in our standards and procedures. Some of the major differences between U.S. and EMEA/APAC operations are discussed below.

Management Structure.  Our EMEA headquarters are located in Zug, Switzerland and our APAC headquarters are located in Singapore. In addition, we operate restaurant support centers located in Madrid, London, and Munich (for EMEA) and Shanghai (for APAC). These centers are staffed by teams who support both franchised operations and Company restaurants.

Menu and Restaurant Design.  Restaurants must offer certain global Burger King menu items. In many countries, special products developed to satisfy local tastes and respond to competitive conditions are also offered. Many restaurants are in-line facilities in smaller, attached buildings without a drive-thru or in food courts rather than free-standing buildings. In addition, the design, facility size and color scheme of the restaurant building may vary from country to country due to local requirements and preferences. We and our franchisees have opened 94 new restaurants with the smaller building designs in EMEA/APAC through June 30, 2008.

New Restaurant Development.  Unlike the United States and Canada, where all new development must be approved by the development committee, our market planning and site selection process in EMEA/APAC is managed by our regional teams, who are knowledgeable about the local market. In several of our markets, there is typically a single franchisee that owns and operates all of the restaurants within a country. We have identified opportunities for extending the reach of the Burger King brand in most of our existing markets in EMEA and APAC. Over the past two years our franchisees opened restaurants in six new markets in EMEA/APAC: Poland, Japan, Indonesia, Egypt, Bulgaria and Romania. We are also considering the possibility of entering into other EMEA/APAC markets, including countries in Eastern Europe, the Mediterranean and the Middle East, and we are in the process of identifying prospective new franchisees for these markets.

Company Restaurants

As of June 30, 2008, 283 (or 12%) of the restaurants in EMEA were Company restaurants. There are nine Company restaurants in APAC, all of which are located in China.

The following table details Company restaurant locations in EMEA as of June 30, 2008:

		Company	% of Total EMEA
Rank	Country	Restaurant Count	Company Restaurants

1	Germany	150	53%
2	United Kingdom	66	23%
3	Spain	44	16%
4	Netherlands	22	8%
5	Italy	1	0%

	Total	283	100%

Franchise Operations

As of June 30, 2008, 2,759 or 90% of our restaurants in EMEA/APAC were franchised. Some of our international markets, including Hungary, Portugal, South Korea and the Philippines, are operated by a single franchisee. Other markets, such as the U.K., Germany and Spain, have multiple franchisees. In general, we enter into a franchise agreement for each restaurant. International franchise agreements generally contemplate a one-time franchise fee of $50,000, with monthly royalties and advertising contributions each of up to 5% of gross sales.

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

The following is a list of the five largest franchisees in terms of restaurant count in EMEA/APAC as of June 30, 2008:

Rank	Name	Restaurant Count	Location

1	Hungry Jack’s Pty Ltd.	261	Australia
2	Tab Gida	208	Turkey
3	Compass SSP	91	United Kingdom
4	Olayan	90	Saudi Arabia
5	Al-Homaizi	86	Kuwait

Property Operations

Our property operations in EMEA primarily consist of franchise restaurants located in the U.K., Germany and Spain, which we lease or sublease to franchisees. We have no franchisee-operated properties in APAC. Of the 103 properties in EMEA that we lease or sublease to franchisees, we own four properties and lease the land and building from third party landlords on the remaining 99 properties. Our EMEA property operations generated $33 million of our revenues in fiscal 2008, or 27% of our total worldwide property revenues.

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

Latin America

As of June 30, 2008, we had 1,002 restaurants in 25 countries and territories in Latin America. There were 84 Company restaurants in Latin America, all located in Mexico, and 918 franchise restaurants in the segment as of June 30, 2008. We are the leader in 16 of the 25 countries and territories in which the Burger King system operates in Latin America, including Mexico and Puerto Rico, in terms of number of restaurants. Mexico is the largest market in this segment, with a total of 390 restaurants as of June 30, 2008, or 39% of the region. Our restaurants in Mexico have consistently had the highest Company restaurant margins worldwide due to a favorable real estate and labor environment. In fiscal 2008, we opened 41 new restaurants in Mexico, of which seven were Company restaurants and 34 were franchise restaurants. Additionally, we entered the country of Colombia and re-opened the Island of Curaçao during the same period.

The following is a list of the five largest franchisees in terms of restaurant count in Latin America as of June 30, 2008:

Rank	Name	Restaurant Count	Location

1	Caribbean Restaurants, Inc.	175	Puerto Rico
2	Alsea and affiliates	175	Mexico/Argentina/Chile
3	Geboy de Tijuana, S.A. de C.V.	58	Mexico
4	Operadora Exe S.A. de C.V.	45	Mexico
5	Salvador Safie, Fernando Safie and Ricardo Safie	40	Guatemala

Advertising and Promotion

We believe sales in the QSR segment can be significantly affected by the frequency and quality of advertising and promotional programs. We believe that three of our major competitive advantages are our strong brand equity, market position and our global franchise network which allow us to drive sales through extensive advertising and promotional programs.

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

In the United States and in those other countries where we have Company restaurants, we coordinate the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions, among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchisee Association, Inc. In addition, U.S. franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area (DMA) level by making contributions beyond those required for participation in the national advertising fund. Approximately 76% of DMAs in the United States participated in local advertising campaigns during fiscal 2008. This allows local markets to execute customized advertising and promotions to deliver market specific solutions. We believe that increasing the level of local advertising makes us more competitive in the FFHR category.

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

Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1992 to leverage the purchasing power of the Burger King system in the United States. RSI is the purchasing agent for the Burger King system in the United States and negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products such as promotional toys and paper products used in our restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the Company restaurants and franchisees who appoint RSI as their agent for these purposes. As of June 30, 2008, RSI was appointed the distribution manager for approximately 94% of the restaurants in the United States. A subsidiary of RSI also purchases food and paper products for our Company and franchise restaurants in Canada under a contract with us. As of June 30, 2008, four distributors service approximately 85% of the U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

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

In fiscal 2000, we entered into long-term exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply Company and franchise restaurants with their products, which obligate Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2008, we estimate that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper purchase commitments. If these agreements were terminated, we would be obligated to pay significant termination fees and certain other costs, including in the case of the contract with Coca-Cola, the unamortized portion of the cost of installation and the entire cost of refurbishing and removing the equipment owned by Coca-Cola and installed in Company restaurants in the three years prior to the termination.

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

We have developed two new broilers including a flexible batch broiler that is significantly smaller, less expensive and easier to maintain than the current broiler used in our restaurants. We have installed the flexible batch broiler in most of our Company restaurants in the United States and Canada. During fiscal 2008, the decrease in our operating margins in the United States and Canada was partially offset by the benefits realized from the flexible batch broilers, including lower accelerated depreciation expense and reduced utility costs. While the depreciation benefits have been mostly realized, we expect to continue to benefit from reduced utility costs as a result of these broilers without sacrificing speed, quality or efficiency. Franchisees in the United States and Canada are required to install the new broilers in their restaurants by January 2010. We have filed a patent application with respect to the flexible batch broiler technology and design. We have licensed one of our equipment vendors on an exclusive basis to manufacture and supply the flexible batch broiler to the Burger King system throughout the world.

Management Information Systems

Franchisees typically use a point of sale, or POS, cash register system to record all sales transactions at the restaurant. We have not historically required franchisees to use a particular brand or model of hardware or software components for their restaurant system. However, we have established specifications to reduce costs, improve service and allow better data analysis and starting in January 2006 have approved three global POS vendors and one regional vendor for each of our three segments to sell these systems to our franchisees. Currently, franchisees report sales manually, and we do not have the ability to verify sales data electronically by accessing their POS cash register systems. We have the right under our franchise agreement to audit franchisees to verify sales information provided to us. The new POS system will make it possible for franchisees to submit their sales and transaction level details to us in near-real-time in a common format, allowing us to maintain one common database of sales information and to make better marketing and pricing decisions. Franchisees are required to replace legacy POS systems with the approved POS system over the next few years, depending on the age of the legacy system. All franchisees must have the new POS systems in their restaurants by no later than January 1, 2014.

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

The Clean & Safe certification is administered by an independent outside vendor whose purpose it is to bring heightened awareness of food safety, and includes immediate follow-up procedures to take any action needed to protect the safety of our customers. We measure our Hot & Fresh and Friendly & Fast operations platforms principally through Guest TracSM, a rating system based on survey data submitted by our customers.

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

Intellectual Property

As of June 30, 2008, we and our wholly-owned subsidiaries, Burger King Corporation and Burger King Brands, Inc., owned approximately 2,445 trademark and service mark registrations and applications and approximately 620 domain name registrations around the world, some of which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. Additionally, we own certain patents relating to equipment used in our restaurants and provide proprietary product and labor management software to our franchisees. Patents are of varying duration.

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

In the United States, we are subject to the rules and regulations of the Federal Trade Commission, or the FTC, and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish to certain prospective franchisees a franchise disclosure document containing proscribed information. A number of states, in which we are currently franchising, regulate the sale of franchises and require registration of the franchise disclosure document with state authorities and the delivery of a franchise disclosure document to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Substantive state laws that regulate the franchisor/franchisee relationship presently exist in a substantial number of states. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

Company restaurant operations and our relationships with franchisees are subject to federal and state antitrust laws. Company restaurant operations are also subject to federal and state laws governing such matters as consumer protection, privacy, wages, working conditions, citizenship requirements, health insurance and overtime. Some states have set minimum wage requirements higher than the federal level.

In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat and high-sodium foods, particularly in the United States, the U.K. and Spain. For example, in New York City, restaurants and other food service establishments were required to phase out artificial trans fat by July 1, 2008. In addition, the City of Philadelphia has passed a law that requires restaurants to phase out artificial trans fat by September 1, 2008. Other counties and municipalities have adopted a ban on trans fat in restaurant foods, and more than 12 states are considering adopting such laws. We have begun the rollout of a trans fat free cooking oil to our Company restaurants in the United States. Two trans fat free oil blends have passed our operational, supply and consumer criteria, allowing us to begin the national rollout. We expect that all U.S. restaurants will be using trans fat free cooking oil and serving trans fat free par fried and baked goods by the end of October 2008.

Certain counties and municipalities, such as New York City, San Francisco and King County, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards. Other counties and municipalities have announced they are considering or proposing menu labeling legislation, including San Mateo, California and Philadelphia. Additional cities or states may propose to adopt trans fat restrictions, menu labeling or similar regulations. Finally, the City of Los Angeles has adopted a ban on the development of new quick service restaurants in certain districts of the City in an attempt to address the high rates of obesity in such districts.

In addition, public interest groups have focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity, and legislators in the United States have proposed legislation to restore the FTC’s authority to regulate children’s advertising. We have signed an advertising pledge in the United States, which is a voluntary commitment to change the way we advertise to children under the age of 12 in the United States.

Internationally, our Company and franchise restaurants are subject to national and local laws and regulations, which are generally similar to those affecting our U.S. restaurants, including laws and regulations concerning franchises, labor, health, privacy, sanitation and safety. For example, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. We have signed the EU Pledge, which is a voluntary commitment to the European Commission to change our advertising to children under the age of 12 in the European Union. Our international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

Working Capital

Information about the Company’s working capital (changes in current assets and liabilities) is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and in the Consolidated Statements of Cash Flows in Financial Statements and Supplementary Data in Part II, Item 8.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on our operations of possible future environmental legislation or regulations.

Customers

Our business is not dependent upon a single customer or a small group of customers, including franchisees. No franchisees or customers accounted for more than 10% of total consolidated revenues in fiscal 2008.

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

Our Employees

As of June 30, 2008, we had approximately 41,000 employees in our Company restaurants, our field management offices and our global headquarters. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees to be good.

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

Available Information

The Company makes available free of charge on or through the Investor Relations section of its internet website at www.bk.com, this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The material may also be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.

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

The Company’s Chief Executive Officer, John W. Chidsey, certified to the New York Stock Exchange (NYSE) on December 27, 2007, pursuant to section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Executive Officers of the Registrant

Name	Age	Position

John W. Chidsey	46	Chairman and Chief Executive Officer
Russell B. Klein	51	EVP and President, Global Marketing, Strategy and Innovation
Ben K. Wells	54	EVP and Chief Financial Officer
Julio A. Ramirez	54	EVP, Global Operations
Peter C. Smith	52	EVP and Chief Human Resources Officer
Anne Chwat	49	EVP, General Counsel, Chief Ethics and Compliance Officer and Secretary
Charles M. Fallon, Jr.	45	EVP and President, North America
Peter Robinson	60	EVP and President, EMEA

John W. Chidsey has served as our Chief Executive Officer and a member of our board since April 2006 and as Chairman of the Board since July 1, 2008. From September 2005 until April 2006, he was our President and Chief Financial Officer and from June 2004 until September 2005, he was our President, North America. Mr. Chidsey joined us as Executive Vice President, Chief Administrative and Financial Officer in March 2004 and held that position until June 2004. From January 1996 to March 2003, Mr. Chidsey served in numerous positions at Cendant Corporation, most recently as Chief Executive Officer of the Vehicle Services Division and the Financial Services Division.

Russell B. Klein has served as our Executive Vice President and President, Global Marketing, Strategy and Innovation since June 2006. Previously, he served as Chief Marketing Officer from June 2003 to June 2006. From August 2002 to May 2003, Mr. Klein served as Chief Marketing Officer at 7-Eleven Inc. From January 1999 to July 2002, Mr. Klein served as a Principal at Whisper Capital.

Ben K. Wells has served as our Executive Vice President and Chief Financial Officer since April 2006. From May 2005 to April 2006, Mr. Wells served as our Senior Vice President and Treasurer. From June 2002 to May 2005 he was a Principal and Managing Director at BK Wells & Co., a corporate treasury advisory firm in Houston, Texas. From June 1987 to June 2002, he was at Compaq Computer Corporation, most recently as Vice President, Corporate Treasurer. Before joining Compaq, Mr. Wells held various finance and treasury responsibilities over a 10-year period at British Petroleum.

Julio A. Ramirez has served as our Executive Vice President, Global Operations since September 2007. Mr. Ramirez has worked for Burger King Corporation for over 23 years. From January 2002 to September 2007, Mr. Ramirez served as our President, Latin America. During his tenure, Mr. Ramirez has held several positions, including Senior Vice President of U.S. Franchise Operations and Development from February 2000 to December 2001 and President, Latin America from 1997 to 2000.

Peter C. Smith has served as our Executive Vice President and Chief Human Resources Officer since December 2003. From September 1998 to November 2003, Mr. Smith served as Senior Vice President of Human Resources at AutoNation.

Anne Chwat has served as our Executive Vice President, General Counsel, Chief Ethics and Compliance Officer and Secretary since September 2004. In June 2007, Ms. Chwat also began serving as a board member and President of the Have It your Way® Foundation, the charitable arm of the Burger King system. From September 2000 to September 2004, Ms. Chwat served in various positions at BMG Music (now SonyBMG Music Entertainment), including as Senior Vice President, General Counsel and Chief Ethics and Compliance Officer.

Charles M. Fallon, Jr. has served as our Executive Vice President and President, North America since June 2006. From November 2002 to June 2006, Mr. Fallon served as Executive Vice President of Revenue Generation for Cendant Car Rental Group, Inc. Mr. Fallon served in various positions with Cendant Corporation, including Executive Vice President of Sales for Avis Rent-A-Car from August 2001 to October 2002.

Peter Robinson has served as our Executive Vice President and President, EMEA since October 2006. From 2003 through 2006, Mr. Robinson served as Senior Vice President and President, Pillsbury USA Division.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our intent to focus on sales growth and profitability; our ability to drive sales growth by enhancing the guest experience and reducing the hours of operation gap with our competitors; our intent to expand our international platform and accelerate new restaurant development; our beliefs and expectations regarding system-wide average restaurant sales; our beliefs and expectations regarding franchise restaurants, including their growth potential and our expectations regarding franchisee distress; our expectations regarding opportunities to enhance restaurant profitability and effectively manage margin pressures, including escalating commodity prices and fuel costs; our intention to continue to employ innovative and creative marketing strategies and expand product offerings, including the launching of new and limited time offer products; our intention to focus on our restaurant reimaging program; our ability to use proactive portfolio management to drive financial performance and development; our exploration of initiatives to reduce the initial investment expense, time and uncertainty of new builds; our ability to manage fluctuations in foreign currency exchange and interest rates; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our expectations regarding increasing net restaurant count; our estimates regarding the fulfillment of certain volume purchase commitments; our beliefs regarding the effects of the realignment of our European and Asian businesses; our expectations regarding the impact of accounting pronouncements; our intention to renew hedging contracts; our expectations regarding unrecognized tax benefits; and our continued efforts to leverage our global purchasing power. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.

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

Finally, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time. To the extent that one of our existing or future competitors offers items that are better priced or more appealing to consumer tastes or a competitor increases the number of restaurants it operates in one of our key markets or offers financial incentives to personnel, franchisees or prospective sellers of real estate in excess of what we offer, or a competitor has more effective advertising and marketing programs than we do, it could have a material adverse effect on our financial condition and results of operations. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees.

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

Increases in commodity or other operating costs could harm our profitability and operating results.

We and our franchisees purchase large quantities of food and supplies which may be subject to substantial price fluctuations. The cost of the food and supplies we use depends on a variety of factors, many of which are not predictable or within our control. Fluctuations in weather, global supply and demand and the value of the U.S. dollar, commodity market conditions, government tax incentives and other factors could adversely affect the cost, availability and quality of some of our critical products and raw ingredients, including beef, chicken, cheese and cooking oils. Increases in commodity prices could result in higher restaurant operating costs, and the highly competitive nature of our industry may limit our ability to pass increased costs on to our guests. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Moreover, to the extent that we increase the prices for our products, our guests may reduce the number of visits to our restaurants or purchase less expensive menu items, which would have a material adverse effect on our business, results of operation and financial condition.

We purchase large quantities of beef and chicken in the United States, which represent approximately 19% and 13% of our food costs, respectively. The market for beef and chicken is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle and chicken feed), industry demand, international commodity markets and other factors. Demand for corn for use in ethanol, the primary alternative fuel in the United States, has significantly reduced the supply of corn for cattle and chicken feed and has resulted in higher beef and chicken prices. The price of beef and chicken increased in fiscal 2008 and we expect the price of these commodities to continue to be volatile. We do not utilize commodity option or future contracts to hedge commodity prices for beef and do not have long-term pricing arrangements. As a result, we purchase beef and many other commodities at market prices, which fluctuate on a daily basis. We are currently under fixed price contracts with most of our chicken suppliers which expire in December 2008. If the price of beef, chicken or other food products that we use in our restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease.

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

As of June 30, 2008, our restaurants were operated, directly by us or by franchisees, in 71 foreign countries and U.S. territories (Guam and Puerto Rico, which are considered part of our international business). During fiscal 2007 and 2008, our revenues from international operations were approximately $930 million and $1.043 billion, respectively, or 42% of total revenues for both years. Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closures or sales of Company restaurants. Whether we can manage this risk effectively depends mainly on the following:

•	our ability to manage upward pressure on commodity prices, as well as fluctuations in interest and foreign exchange rates, and local governmental actions to manage national economic conditions, such as consumer spending, inflation rates and unemployment levels;

•	our ability to manage changing labor conditions and difficulties in staffing our international operations;

•	the impact on our margins of labor costs given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants;

•	our ability to manage consumer preferences and respond to changes in consumer preferences;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	the effects of any changes to U.S. laws and regulations relating to foreign trade and investments;

•	the effects of increases in the taxes we pay and other changes in applicable tax laws;

•	our ability to manage political and economic instability and anti-American sentiment;

•	the risks of operating in markets such as Brazil and China, in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	whether we can develop effective initiatives in underperforming markets that may be experiencing challenges such as low consumer confidence levels, negative consumer perceptions about our foods, slow economic growth or a highly competitive operating environment;

•	the nature and timing of decisions about underperforming markets or assets, including decisions that result in significant impairment charges that reduce our earnings; and

•	our ability to identify and secure appropriate real estate sites and to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions, consumer confidence and the availability of discretionary income. We may experience declines in sales during economic downturns, periods of prolonged inflation or due to natural disasters, health epidemics or pandemics, terrorist attacks or the prospect of such events. Challenging economic conditions, particularly in the United States, due to inflationary pressures, higher unemployment rates and unprecedented increases in gasoline prices could result in a decline in consumer discretionary income. Any material decline in the amount of discretionary spending either in the United States or, as we continue to expand internationally, in other countries in which we operate, could reduce traffic in some or all of our restaurants or limit our ability to raise prices, either of which could have a material adverse effect on our financial condition and results of operations.

Moreover, in the event of a natural disaster or act of terrorism, or the threat of either, we may be required to suspend operations in some or all of our restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our franchisees are independent operators, and we have limited control over their restaurant operations or their decision to invest in other businesses.

Franchisees are independent operators and have a significant amount of flexibility in running their operations, including the ability to set prices of our products in their restaurants. Their employees are not our employees. Although we can exercise control over our franchisees and their restaurant operations to a limited extent through our ability under the franchise agreements and our Manual of Operating Data to mandate menu items, signage, equipment, hours of operation and standardized operating procedures and approve suppliers, distributors and products, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, such as our cleanliness standards, or may not hire and train qualified managers and other restaurant personnel. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements and our Manual of Operating Data, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise and property revenues could decline.

Some of our franchisees have invested in other businesses, including other restaurant concepts. In some cases, these franchisees have used the cash generated by their Burger King restaurants to expand their non Burger King businesses or to subsidize losses incurred by such businesses. We have limited control over the ability of franchisees to invest in other businesses. To the extent that franchisees use the cash from their Burger King restaurants to subsidize their other businesses rather than to pay amounts owed to us for royalties, advertising fund contributions or rents or to expand their Burger King business, our financial results could be adversely affected.

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

The support of our franchisees is critical for the success of our marketing programs and any new strategic initiatives we seek to undertake. In the United States, we poll our franchisees before introducing any nationally- or locally-advertised price or discount promotion to gauge the level of support for the campaign. In addition, franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area level, and their failure to contribute to local advertising may adversely impact sales in their markets. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. For example, we were recently sued by four franchisees in Florida over extended hours of operation, which is one of our important initiatives to drive higher sales. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

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

In 2003, many of our franchisees in the United States and Canada were in financial distress primarily due to over-leverage. In response to this situation, we established the Franchisee Financial Restructuring Program, or FFRP program, in February 2003 to address these financial problems. At its peak in August 2003, over 2,540 restaurants were in the FFRP program. As of December 31, 2006, the FFRP program in the United States and Canada was completed. However, there will always be a percentage of franchisees in our system in financial distress and we will continue to provide assistance to these franchisees as needed. As of June 30, 2008, we have an aggregate remaining potential commitment of up to $17 million to fund certain loans to renovate franchise restaurants, make renovations to certain restaurants that we lease or sublease to franchisees, and to provide rent relief and/or contingent cash flow subsidies to certain franchisees.

Certain of our U.K. franchisees continue to face financial difficulties affecting their ability to meet their obligations to us, including the payment of royalties, advertising contributions and rent payments.

In connection with sales of Company restaurants to franchisees, we have guaranteed certain lease payments of franchisees arising from leases assigned to the franchisees as part of the sale, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rent, was $101 million as of June 30, 2008, including $67 million in the U.K., expiring over an average period of six years.

To the extent that our franchisees experience financial distress, due to over-leverage or otherwise, it could negatively affect (1) our operating results as a result of delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them or claims under our lease guarantees, (2) our future revenue, earnings and cash flow growth and (3) our financial condition. In addition, lenders to our franchisees were adversely affected by franchisees who defaulted on their indebtedness and there can be no assurance that current or prospective franchisees can obtain necessary financing on favorable terms or at all in light of the history of financial distress among franchisees and prevailing market conditions.

There can be no assurance that the franchisees can or will renew their franchise agreements with us.

Our franchise agreements typically have a 20-year term, and our franchisees may not be willing or able to renew their franchise agreements with us. For example, franchisees may decide not to renew due to low sales volumes, high real estate costs, or may be unable to renew due to the failure to secure lease renewals. In order for a franchisee to renew its franchise agreement with us, it typically must pay a $50,000 franchise fee, remodel its restaurant to conform to our current standards and, in many cases, renew its property lease with its landlord. The average cost to remodel a stand-alone restaurant in the United States ranges from $200,000 to $250,000 and the average cost to replace the existing building with a new building is approximately $1 million. Franchisees generally require additional capital to undertake the required remodeling and pay the franchise fee, which may not be available to the franchisee on acceptable terms or at all. If a substantial number of our franchisees cannot or decide not to, renew their franchise agreements with us, then our results of operations and financial condition would suffer.

Our operating results may be adversely impacted by temporary restaurant closures and accelerated depreciation expense related to our restaurant reimaging program in the U.S. and Canada.

We have embarked on a reimaging program to remodel and rebuild our Company restaurants in the United States and Canada. During fiscal 2008, we spent approximately $26 million on our restaurant reimaging program, and we plan to spend an additional $30 million to $35 million through the end of fiscal 2009. As a result of this program, we have had to temporarily close Company restaurants in the process of being remodeled or rebuilt, and such restaurant closures will continue for the duration of the program. During fiscal 2008, we experienced a net reduction in sales of approximately $1 million as a result of the reimaging program. Although we have not yet experienced a significant impact on our Company restaurant revenues, we expect that, as this program begins to accelerate, these closures will result in additional lost revenues. While we believe that these capital investments will drive increased sales and traffic and ultimately generate increased profits for the improved facilities, there can be no assurance that we will experience a return on investment and, if there is such return, that it will offset the lost revenues resulting from restaurant closures.

Moreover, when we decide to remodel or rebuild a restaurant, we are required to depreciate the remaining book value of assets to be disposed of through their disposal date. This accelerated depreciation expense will have an immediate adverse impact on occupancy and other operating costs and, therefore, on our operating margins. During the three and twelve months ended June 30, 2008, accelerated depreciation expense contributed to the increase in occupancy and other operating expense and to the decrease in operating margins.

To the extent that the capital investment in our restaurants fails to generate adequate returns to offset the adverse impact on revenues and operating margins of temporary restaurant closures and accelerated depreciation expense, our restaurant reimaging program will be unsuccessful and our revenues, profits and cash position will suffer.

Our business is subject to fluctuations in foreign currency exchange and interest rates.

Exchange rate fluctuations may affect the translated value of our earnings and cash flow associated with our international operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate Company restaurants, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many countries where we do not have Company restaurants, our franchisees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal 2008, income from operations would have decreased or increased $14 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar.

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

Our business is susceptible to the risk of food-borne illnesses (such as e-coli, bovine spongiform encephalopathy or “mad cow’s disease,” hepatitis A, trichinosis or salmonella). We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and/or multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as bovine spongiform encephalopathy, that could give rise to claims or allegations on a retroactive basis. Reports in the media of one or more instances of food-borne illnesses in one of our restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national or international impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant or if our restaurants were not implicated but the cause of the illness was traced to an ingredient used in our products.

In addition, other illnesses, such as foot and mouth disease or avian influenza, could adversely affect the supply of some of our food products and significantly increase our costs. In 2007, there was an outbreak of foot and mouth disease in England, which prompted a European-wide ban on live animals, fresh meat and milk products from the U.K. Although this disease is extremely rare in humans, the negative publicity about beef and beef products could adversely affect our sales.

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

Our success depends in part upon our ability to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to sustain high service levels, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages which could result in higher labor costs. In addition, increases in the minimum wage or labor regulations could increase our labor costs. For example, the European markets have seen increased minimum wages due to a higher level of regulation and the U.S. Congress increased the national minimum wage to $6.55, with a further increase to $7.25 effective July 24, 2009. In addition, many states have adopted, and others are considering adopting, minimum wage statutes that exceed the federal minimum wage.

We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our and our franchisees’ margins would be negatively affected.

The loss of key management personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

The success of our business to date has been, and our continuing success will be, dependent to a large degree on the continued services of our executive officers, including John Chidsey, our Chairman and Chief Executive Officer; Russell Klein, our President, Global Marketing, Strategy and Innovation; Ben Wells, our Chief Financial Officer; Julio Ramirez, our Executive Vice President, Global Operations; and other key personnel who have extensive experience in the franchising and food industries. If we lose the services of any of these key personnel and fail to manage a smooth transition to new personnel, our business could suffer.

Our U.K. Company restaurant business has and may continue to experience operating losses that may adversely affect our tax positions.

We face risks and uncertainties in the U.K. that have resulted and may continue to result in operating losses in the U.K. This underperforming market continues to experience challenges such as difficulties in staffing, negative consumer perceptions about our food and a highly competitive operating environment. Continuing or increasing losses from our Company restaurants in the U.K., along with other factors, could have a negative effect on our ability to utilize foreign tax credits to offset our U.S. income taxes.

New tax legislation in Mexico and the results of actions by Mexican taxing authorities may have an adverse effect on our Mexico tax positions and our overall tax rate.

During 2007, the Mexican Government instituted a tax structure which will result in companies paying the higher of an income-based tax or an alternative flat tax commencing in fiscal 2008. The alternative flat tax does not currently have a material effect on our Mexico tax positions. Should the facts and circumstances change, we would be required to reevaluate deferred tax assets related to our Mexican operations, which may result in a change to our overall tax rate.

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

We are subject to income taxes in both the United States and numerous foreign jurisdictions. In these foreign jurisdictions, changes in statutory tax rates may adversely impact our deferred taxes and effective tax rate. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Tax authorities regularly audit us as part of their routine practice. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of a tax audit or related litigation could have a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

Leasing and ownership of a significant portfolio of real estate exposes us and our franchisees to potential losses and liabilities and we or our franchisees may not be able to renew leases, control rent increases and control real estate expenses at existing restaurant locations or obtain leases or purchase real estate for new restaurants.

Many of our Company restaurants are presently located on leased premises. In addition, our franchisees generally lease their restaurant locations. At the end of the term of the lease, we or our franchisees might be forced to find a new location to lease or close the restaurant. If we are able to negotiate a new lease at the existing location or an extension of the existing lease, the rent may increase significantly. With respect to the land and buildings that are owned by us or our franchisees, the value of these assets could decrease or costs could increase because of changes in the investment climate for real estate, demographic trends, increases in insurance and taxes and liability for environmental conditions. Any of these events could adversely affect our profitability or our franchisees’ profitability. Some leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value. We compete with numerous other retailers and restaurants for sites in the highly competitive market for retail real estate and some landlords and developers may exclusively grant locations to our competitors. As a result, we may not be able to obtain new leases or renew existing ones on acceptable terms, which could adversely affect our sales and brand-building initiatives. In the U.K., we have approximately 40 leases for properties that we sublease to franchisees in which the lease term with our landlords is longer than the sublease. As a result, we may be liable for lease obligations if such franchisees do not renew their subleases or if we cannot find substitute tenants.

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

We depend in large part on our brand, which represents 35% of the total assets on our balance sheet as of June 30, 2008, and we believe that our brand is very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

As of June 30, 2008, we had total indebtedness under our senior secured credit facility of $869 million. Our indebtedness could have important consequences to you.

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

In addition, our senior secured credit facility permits us to incur substantial additional indebtedness in the future. As of June 30, 2008, we had $73 million available to us for additional borrowing under our $150 million revolving credit facility portion of our senior secured credit facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.

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

A “change in control,” as defined in our senior secured credit facility, would be an event of default under the facility.

Under our senior secured credit facility, a “change in control” occurs if any person or group, other than the private equity funds controlled by the Sponsors, acquires more than (1) 25% of our equity value and (2) the equity value controlled by the Sponsors. A change in control is an event of default under our senior secured credit facility. The Sponsors currently control, in the aggregate, approximately 32% of our equity value, and it would be possible for another person or group to effect a “change in control” without our consent. If a change in control were to occur, the banks would have the ability to terminate any commitments under the facility and/or accelerate all amounts outstanding. We may not be able to refinance such outstanding commitments on commercially reasonable terms, or at all. If we were not able to pay such accelerated amounts, the banks under the senior secured credit facility would have the right to foreclose on the stock of BKC and certain of its subsidiaries.

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

Further, we may be subject to employee, franchisee, customer and other claims in the future based on, among other things, mismanagement of the system, unfair or unequal treatment, discrimination, harassment, violations of privacy and consumer credit laws, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, results of operations and financial condition could be harmed.

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

Many governmental bodies, particularly those in the United States, the U.K. and Spain, have begun to legislate or regulate high-fat and high-sodium foods as a way of combating concerns about obesity and health. Public interest groups have also focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity and legislators in the United States have proposed legislation to restore the FTC’s authority to regulate children’s advertising. Further, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. Additional cities or states may propose or adopt similar regulations. We have made voluntary commitments to change our advertising to children under the age of 12 in the United States and European Union. The cost of complying with these regulations could increase our expenses and the negative publicity arising from such legislative initiatives could reduce our future sales.

Our food products are also subject to significant complex, and sometimes contradictory, health and safety regulatory risks including:

•	inconsistent standards imposed by state and federal authorities regarding the nutritional content of our products, which can adversely affect the cost of our food, consumer perceptions and increase our exposure to litigation;

•	the impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive consumer perceptions, litigation and regulation in ways that are material to our business;

•	the risks and costs of our nutritional labeling and other disclosure practices, particularly given differences in practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and appropriateness of information obtained from third-party suppliers;

•	the impact and costs of menu labeling legislation, currently adopted in New York City and under consideration in various other jurisdictions, which generally requires QSR restaurant chains to provide caloric information on menu boards;

•	the impact of licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards; and

•	the impact of laws that ban or limit the development of new quick service restaurants in an attempt to address the high rates of obesity in certain areas, such as the ban recently adopted by the City of Los Angeles.

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

Our legal and regulatory environment worldwide exposes us to complex compliance regimes and similar risks that affect our operations and results of operations in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation regarding our operations, which may significantly increase our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory risks regarding our operations we face are the following:

•	the impact of minimum wage, overtime, occupational health and safety, employer mandated healthcare, immigration, privacy and other local and foreign laws and regulations on our business;

•	the impact of “no match” regulations issued by the Department of Homeland Security regarding how employers must deal with a mismatch between the name and social security number on record with the Social Security Administration and the name and number provided to employers;

•	the impact of municipal zoning laws that restrict or ban the development of new quick service restaurants;

•	disruptions in our operations or price volatility in a market that can result from governmental actions, including price controls, currency and repatriation controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	the risks of operating in foreign markets in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations; and

•	the risks associated with information security, and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases.

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

The Americans with Disabilities Act, or ADA, prohibits discrimination on the basis of disability in public accommodations and employment. We have, in the past, been required to make certain modifications to our restaurants pursuant to the ADA. Although our obligations under those requirements are substantially complete, future mandated modifications to our facilities to make different accommodations for disabled persons and modifications required under the Department of Justice’s proposal to ADA could result in material unanticipated expense to us and our franchisees.

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

Possession and use of employee, franchisee, vendor and consumer personal information in the ordinary course of our business subjects us to risks and costs that could harm our business. We collect, process, transmit and retain personal information regarding our employees and their families, such as social security numbers, banking and tax ID information, and health care information. We also collect, process, transmit and retain personal information of our franchisees and vendors. In connection with credit card sales, we transmit confidential credit card information securely over public networks. Some of this personal information is held and managed by certain of our vendors.

Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of employee, consumer or franchisee privacy. Furthermore, any such breach could result in substantial fines, penalties and potential litigation which could negatively impact our results of operations and financial condition. In addition, errors in the storage, use or transmission of personal information could result in a breach of privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A major breach, theft or loss of personal information regarding our employees and their families or our franchisees, vendors and consumers that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in further regulation and oversight by federal and state authorities and increased costs of compliance.

We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may adversely affect our business and our results of operations.

Computer viruses or terrorism may disrupt our operations and harm our operating results. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. In addition, some of our systems and processes are not fully integrated worldwide and, as a result, require us to manually estimate and consolidate certain information that we use to manage our business and prepare our financial statements. If our technology systems were to fail, and we were unable to recover in a timely way, or if we do not adequately manage our financial reporting and information systems, our results of operations and financial condition could be adversely affected.

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

Our current principal stockholders own a significant amount of our common stock and have certain contractual rights to appoint directors, which will allow them to significantly influence all matters requiring shareholder approval.

The private equity funds controlled by the Sponsors beneficially own approximately 32% of our outstanding common stock. In addition, three of our 10 directors are representatives of the private equity funds controlled by the

Sponsors. Although each Sponsor has currently elected to nominate only one director, each Sponsor retains the right to nominate two directors, subject to reduction and elimination as the stock ownership percentage of the private equity funds controlled by the applicable Sponsor declines. In addition, with respect to each committee of our board other than the audit committee, each Sponsor has the right to appoint at least one director to each committee, for Sponsor directors to constitute a majority of the membership of each committee (subject to NYSE requirements) and for the chairman of each committee to be a Sponsor director until the private equity funds controlled by the Sponsors collectively own less than 30% of our outstanding common stock. As a result of these contractual rights, the Sponsors will continue to have significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

Until November 19, 2007, we were a “controlled company” within the meaning of the New York Stock Exchange rules and we may continue to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

Since November 19, 2007, the private equity funds controlled by the Sponsors have collectively owned less than 50% of the total voting power of our common stock, and we have no longer been a “controlled company” under the New York Stock Exchange, or NYSE, corporate governance listing standards. The NYSE rules require that each of our compensation committee and our nominating and corporate governance committee has only independent directors by November 19, 2008. During the transition period, from November 19, 2007 through November 19, 2008, we are entitled to continue utilizing certain exemptions under the NYSE standards that free us from these requirements. For that portion of the transition period that we use these “controlled company” exemptions, you will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. At this time, our audit committee is fully independent. A majority of the members of our compensation and nominating and corporate governance committees is independent and these committees will be fully independent by November 19, 2008.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Our board also has the authority to issue debt convertible into shares of common stock. Issuances of common stock, voting preferred stock or convertible debt could reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

The sale of a substantial number of shares of our common stock may cause the market price of shares of our common stock to decline.

Future sales of a substantial number of shares of our common stock, or the perception that such sales might occur, could cause the market price of our common stock to decline. The private equity funds controlled by the Sponsors have approximately 43 million shares, which represents approximately 32% of our common stock issued and outstanding at June 30, 2008 and all of which are subject to registration rights.

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

Our global restaurant support center is located in Miami, Florida and consists of approximately 213,000 square feet which we lease. We extended the Miami lease for our global restaurant support center in May 2007 through September 2018 with an option to renew for one five-year period. We lease properties for our EMEA headquarters in Zug, Switzerland and our APAC headquarters in Singapore. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

The following table presents information regarding our restaurant properties as of June 30, 2008:

		Leased
			Building/
			Land &	Total
	Owned (1)	Land	Building	Leases	Total

United States and Canada:
Company restaurants	348	211	425	636	984
Franchisee-operated properties	454	265	198	463	917
Non-operating restaurant locations	15	17	8	25	40
Offices	—	—	6	6	6

Total	817	493	637	1,130	1,947

International:
Company restaurants	20	44	312	356	376
Franchisee-operated properties	4	—	99	99	103
Non-operating restaurant locations	2	—	34	34	36
Offices	—	—	11	11	11

Total	26	44	456	500	526

(1)	Owned refers to properties where we own the land and the building.

Item 3.	Legal Proceedings

Cowley v. Burger King Corporation, Case No. 07-21772 (U.S. District Court for the Southern District of Florida). On July 10, 2007, a purported class action lawsuit was filed against us in the United States District Court for the Southern District of Florida. The case alleged liability under the Fair and Accurate Credit Transactions Act or FACTA for failure to truncate credit and debit card account numbers and/or omit the expiration date on customer receipts. In May 2008, Congress passed the FACTA Reform Act, which provides that any company that printed the expiration date on customer receipts prior to the effective date of the bill was not in willful violation of FACTA so long as the company was complying with FACTA’s requirement of truncating the customer’s credit card number at all times. Shortly after the bill was enacted, the plaintiff offered to voluntarily dismiss the case with prejudice, and the case was dismissed on May 28, 2008.

Ramalco Corp. et al. v. Burger King Corporation, Case No. 08-43704CA05 (Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida). On July 30, 2008, we were sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. While we believe that we have the right under our franchise agreements to mandate extended operating hours, the case is in the preliminary stages and we are unable to predict the ultimate outcome of the litigation.

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

Market for Our Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “BKC.” Trading of our common stock commenced on May 18, 2006 following the completion of our initial public offering. Prior to that date, no public market existed for our common stock. As of August 25, 2008, there were approximately 222 holders of record of our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange and dividends declared per share of common stock:

	2008			2007
Dollars per Share:	High	Low	Dividend	High	Low	Dividend

First Quarter	$27.00	$22.21	$0.0625	$16.64	$12.41	—
Second Quarter	$29.19	$24.41	$0.0625	$21.28	$15.46	—
Third Quarter	$28.90	$21.60	$0.0625	$22.84	$19.67	$0.0625
Fourth Quarter	$30.75	$26.41	$0.0625	$27.04	$21.53	$0.0625

Issuer Purchases of Equity Securities

The following table presents information related to the repurchase of our common stock during the three months ended June 30, 2008:

				Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number		Purchased as Part of	Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased(1)	Paid per Share	Plans or Programs(2)(3)	the Plans or Programs

April 1-30, 2008	—	N/A	—	$68,390,877
May 1-31, 2008	15,413	$30.42	—	$68,390,877
June 1-30, 2008	—	N/A	—	$68,390,877

Total	15,413	$30.42	—	$68,390,877

(1)	All shares purchased were in connection with the Company’s obligation to withhold from restricted stock and option awards the amount of federal withholding taxes due in respect of such awards.

(2)	On May 31, 2007, the Company’s Board of Directors authorized a $100 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s insider trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy. The program expires on December 31, 2008.

(3)	All shares purchased to date pursuant to the Company’s share repurchase program have been deposited, and all future shares, if any, will be deposited, into treasury and retained for future uses.

Dividend Policy

During the last two quarters of fiscal 2007 and each quarter of fiscal 2008, we paid a quarterly cash dividend of $0.0625 per share. Although we do not have a dividend policy, we elected to pay a cash dividend in each of these quarters because we generated strong cash flow during these periods, and we expect our cash flow to continue to strengthen.

On February 21, 2006, we paid an aggregate cash dividend of $367 million to holders of record of our common stock on February 9, 2006. At the same time, we paid a compensatory make-whole payment of $33 million to holders of our options and restricted stock unit awards, primarily members of senior management. This compensatory make-whole payment and related taxes was recorded as compensation expense in the third quarter of fiscal 2006.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of June 30, 2008:

(b)
		Weighted-	(c)
	(a)	Average Exercise	Number of
	Number of	Price of	Securities Remaining Available for
	Securities to be Issued Upon	Outstanding	Future Issuance Under Equity
	Exercise of Outstanding	Options, Warrants	Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	and Rights	Securities Reflected in Column(a))

Equity Compensation Plans Approved by Security Holders:
Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	1,428,981	$14.05	5,556,119
Burger King Holdings, Inc. Equity Incentive Plan	5,351,064	$12.72	1,065,299
Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	6,780,045	$12.89	6,621,418

Included in the 6.8 million total number of securities in column (a) above are approximately 1.4 million restricted stock units, performance-based restricted stock awards and deferred stock awards. The weighted average exercise price in column (b) is based only on stock options as restricted stock units, performance-based restricted stock awards and deferred stock awards have no exercise price. The Company does not currently have warrants or rights outstanding.

Stock Performance Graph

This graph compares the cumulative total return of the Company’s common stock to the cumulative total return of the S&P 500 Stock Index and the S&P Restaurant Index for the period from May 18, 2006 through June 30, 2008, the last trading day of the Company’s fiscal year. The graph assumes an investment in the Company’s common stock and the indices of $100 at May 18, 2006 and that all dividends were reinvested.

	5/18/2006	6/30/2006	6/29/2007	6/30/2008
BKC	$100	$90	$151	$155
S&P 500 Index	$100	$101	$122	$106
S&P Restaurant Index	$100	$100	$122	$122

All amounts rounded to nearest dollar.

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data for each of the periods indicated. The selected historical financial data as of June 30, 2008 and 2007 and for the fiscal years ended June 30, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements and the notes thereto included in this report. The selected historical financial data as of June 30, 2006, 2005 and 2004, and for fiscal years ended June 30, 2005 and 2004 have been derived from our audited consolidated financial statements and the notes thereto, which are not included in this report.

The selected historical consolidated financial and other operating data included below and elsewhere in this report are not necessarily indicative of future results. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

	For the Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
	(In millions, except per share data)

Income Statement Data:
Revenues:
Company restaurant revenues	$1,796	$1,658	$1,516	$1,407	$1,276
Franchise revenues	537	460	420	413	361
Property revenues	122	116	112	120	117

Total revenues	2,455	2,234	2,048	1,940	1,754
Company restaurant expenses:
Food, paper and product costs	564	499	470	437	391
Payroll and employee benefits	535	492	446	415	382
Occupancy and other operating costs	439	418	380	343	314

Total Company restaurant expenses	1,538	1,409	1,296	1,195	1,087
Selling, general and administrative expenses(1)	500	474	488	487	474
Property expenses	62	61	57	64	58
Fees paid to affiliates(2)	—	—	39	9	8
Other operating (income) expenses, net	1	(1)	(2)	34	54

Total operating costs and expenses	2,101	1,943	1,878	1,789	1,681
Income from operations	354	291	170	151	73
Interest expense, net	61	67	72	73	64
Loss on early extinguishment of debt	—	1	18	—	—

Income before income taxes	293	223	80	78	9
Income tax expense	103	75	53	31	4

Net income	$190	$148	$27	$47	$5

Earnings per share — basic(3)	$1.40	$1.11	$0.24	$0.44	$0.05
Earnings per share — diluted(3)	$1.38	$1.08	$0.24	$0.44	$0.05
Weighted average shares outstanding-basic	135.1	133.9	110.3	106.5	106.1
Weighted average shares outstanding-diluted	137.6	136.8	114.7	106.9	106.1
Cash dividends per common share(4)	$0.25	$0.13	$3.42	$—	$—

	For the Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
	(In millions)

Other Financial Data:
Net cash provided by operating activities	$243	$110	$67	$210	$185
Net cash (used for) provided by investing activities	(199)	(77)	(67)	3	(170)
Net cash (used for) provided by financing activities	(62)	(127)	(173)	(2)	3
Capital expenditures	178	87	85	93	81
EBITDA(5)	$450	$380	$258	$225	$136

	As of June 30,
	2008	2007	2006	2005	2004
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$166	$170	$259	$432	$221
Total assets	2,687	2,517	2,552	2,723	2,665
Total debt and capital lease obligations	947	943	1,065	1,339	1,294
Total liabilities	1,842	1,801	1,985	2,246	2,241
Total stockholders’ equity	$845	$716	$567	$477	$424

	For the Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004

Other Operating Data:
Comparable sales growth(6)(7)(8)	5.4%	3.4%	1.9%	5.6%	1.0%
Sales growth(6)(7)	8.3%	4.9%	2.1%	6.1%	1.2%
Average restaurant sales (in thousands)(7)	$1,301	$1,193	$1,126	$1,104	$1,014

	For the Fiscal Years Ended June 30,
	2008	2007	2006

Segment Data:
Company restaurant revenues (in millions):
United States and Canada	$1,172	$1,082	$1,032
EMEA/APAC (9)	555	515	428
Latin America (10)	69	61	56

Total company restaurant revenues	$1,796	$1,658	$1,516

Company restaurant expenses as a percentage of revenue (11):
United States and Canada
Food, paper and products costs	32.5%	30.8%	31.4%
Payroll and employee benefits	30.5%	30.4%	30.2%
Occupancy and other operating costs	23.1%	23.5%	24.3%

Total Company restaurant expenses	86.1%	84.7%	85.9%

EMEA/APAC (9)
Food, paper and products costs	28.5%	27.9%	29.1%
Payroll and employee benefits	30.5%	30.3%	29.8%
Occupancy and other operating costs	27.1%	28.8%	27.2%

Total Company restaurant expenses	86.1%	87.0%	86.1%

Latin America (10)
Food, paper and products costs	36.7%	36.6%	36.4%
Payroll and employee benefits	11.8%	11.7%	11.7%
Occupancy and other operating costs	26.1%	25.8%	25.3%

Total Company restaurant expenses	74.6%	74.1%	73.4%

	For the Fiscal Years Ended June 30,
	2008	2007	2006

Worldwide
Food, paper and products costs	31.4%	30.1%	31.0%
Payroll and employee benefits	29.8%	29.7%	29.4%
Occupancy and other operating costs	24.5%	25.2%	25.1%

Total Company restaurant expenses	85.7%	85.0%	85.5%

Franchise revenues (in millions) (12):
United States and Canada	$318	$284	$267
EMEA/APAC (9)	173	135	119
Latin America (10)	46	41	34

Total franchise revenues	$537	$460	$420

Income from operations (in millions):
United States and Canada	$348	$336	$295
EMEA/APAC (9)	92	54	62
Latin America (10)	41	35	29
Unallocated (13)	(127)	(134)	(216)

Total income from operations	$354	$291	$170

(1)	Selling, general and administrative expenses for fiscal 2006 include compensation expense and taxes related to a $33 million compensatory make-whole payment made on February 21, 2006 to holders of options and restricted stock unit awards, primarily members of senior management.

(2)	Fees paid to affiliates consist of management fees we paid to the Sponsors under a management agreement. Fees paid to affiliates in fiscal 2006 also include a $30 million fee that we paid to terminate the management agreement with the Sponsors.

(3)	Earnings per share is calculated using whole dollars and shares.

(4)	The cash dividend paid in fiscal 2006 represents a special dividend paid prior to our initial public offering. See Note 17 to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on this dividend.

(5)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

While EBITDA is not a recognized measure under generally accepted accounting principles (“GAAP”), management uses this financial measure to evaluate and forecast our business performance. The non-GAAP measure has certain material limitations, including:

•	it does not include interest expense, net. Because we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

•	it does not include depreciation and amortization expenses. Because we use capital assets, depreciation and amortization are necessary elements of our costs and ability to generate profits; and

•	it does not include provision for taxes. The payment of taxes is a necessary element of our operations.

Management compensates for these limitations by using EBITDA as only one of its measures for evaluating the Company’s business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense and income tax expense, are reviewed separately by management. Management believes that EBITDA provides both management and investors with a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. EBITDA is not intended to be a measure of liquidity or cash flows from operations nor a measure comparable to net income, as it does not take into account certain requirements such as capital expenditures and related depreciation, principal and interest payments and tax payments.

The following table is a reconciliation of our net income to EBITDA:

	For the Fiscal Years Ended June 30,
	2008	2007	2006	2005	2004
	(In millions)

Net income	$190	$148	$27	$47	$5
Interest expense, net	61	67	72	73	64
Loss on early extinguishment of debt	—	1	18	—	—
Income tax expense	103	75	53	31	4
Depreciation and amortization	96	89	88	74	63

EBITDA	$450	$380	$258	$225	$136

(6)	Comparable sales growth and sales growth are analyzed on a constant currency basis, which means they are calculated using the same exchange rate over the periods under comparison, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.

(7)	Unless otherwise stated, comparable sales growth, sales growth and average restaurant sales are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Measures.”

(8)	Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer.

(9)	Refers to our operations in Europe, the Middle East, Africa and Asia Pacific.

(10)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(11)	Calculated using dollars expressed in hundreds of thousands.

(12)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $13 billion, $12 billion and $11 billion for fiscal 2008, 2007, and 2006, respectively. Franchise sales are sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues.

(13)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, and supply chain management. Unallocated for fiscal 2006 includes: $34 million of compensation expense and taxes related to the compensatory make-whole payment made to holders of options and restricted stock unit awards in February 2006; $9 million of quarterly management fees paid to the Sponsors; a $30 million termination fee paid to the Sponsors to terminate the management agreement; $10 million of costs related to the realignment of our European and Asian businesses; and $5 million of executive severance.

Burger King Holdings, Inc. and Subsidiaries Restaurant Count

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	As of June 30,
			Increase/
	2008	2007	(Decrease)
	(Unaudited)

Number of Company restaurants:
U.S. & Canada	984	897	87
EMEA/APAC	292	329	(37)
Latin America	84	77	7

Total Company restaurants	1,360	1,303	57

Number of franchise restaurants:
U.S. & Canada	6,528	6,591	(63)
EMEA/APAC	2,759	2,563	196
Latin America	918	826	92

Total franchise restaurants	10,205	9,980	225

Number of system-wide restaurants:
U.S. & Canada	7,512	7,488	24
EMEA/APAC	3,051	2,892	159
Latin America	1,002	903	99

Total system-wide restaurants	11,565	11,283	282

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited consolidated financial statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.

References to fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006 in this section are to our fiscal year ending June 30, 2009 and our fiscal years ended June 30, 2008, 2007 and 2006, respectively. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means that these measures include sales at both Company restaurants and franchise restaurants.

Overview

We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by number of restaurants and system-wide sales. Our business operates in three reportable segments: the United States and Canada; Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and Latin America. In fiscal 2008, segment revenues and income from operations, excluding unallocated corporate general and administrative expenses, were allocated as follows:

		Income from
	Revenues	Operations

Segment:
U.S. & Canada	65%	72%
EMEA/APAC	31%	19%
Latin America	4%	9%

Total	100%	100%

We generate revenues from three sources: retail sales at Company restaurants; franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid to us by our franchisees; and property income from restaurants that we lease or sublease to franchisees. In fiscal 2008, Company restaurant revenues and franchise revenues represented 73% and 22% of total revenues, respectively. The remaining 5% of total revenues was derived from property income.

Our sales are heavily influenced by brand advertising, menu selection and initiatives to improve restaurant operations. Company restaurant revenues are affected by comparable sales, timing of Company restaurant openings and closures, acquisitions by us of franchise restaurants and sales of Company restaurants to franchisees, or “refranchisings.” In fiscal 2008, franchise restaurants generated 88% of system-wide sales. We do not record franchise sales as revenues. However, royalties paid by franchisees are based on a percentage of franchise sales and are recorded as franchise revenues.

Company restaurants incur three types of operating expenses: (i) food, paper and other product costs, which represent the costs of the products that we sell to customers in Company restaurants; (ii) payroll and employee benefits costs, which represent the wages paid to Company restaurant managers and staff, as well as the cost of their health insurance, other benefits and training; and (iii) occupancy and other operating costs, which represent all other direct costs of operating our Company restaurants, including the cost of rent or real estate depreciation (for restaurant properties owned by us), depreciation on equipment, repairs and maintenance, insurance, restaurant supplies and utilities. As average restaurant sales increase, we can leverage payroll and employee benefits costs and occupancy and other costs, resulting in a direct improvement in restaurant profitability. As a result, we believe our continued focus on increasing average restaurant sales will result in improved profitability to our restaurants system-wide.

We promote our brand and products by advertising in all the countries and territories in which we operate. In countries where we have Company restaurants, such as the United States, Canada, the U.K. and Germany, we manage an advertising fund for that country by collecting required advertising contributions from Company and franchise restaurants and purchasing advertising and other marketing initiatives on behalf of all Burger King restaurants in that country. These advertising contributions are based on a percentage of sales at Company and franchise restaurants. We do not record advertising contributions collected from franchisees as revenues, or expenditures of these contributions as expenses. Amounts which are contributed to the advertising funds by Company restaurants are recorded as selling expenses. In countries where we manage an advertising fund, we plan the marketing calendar in advance based on expected contributions into the fund for that year. To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are recorded as accrued advertising liability on our consolidated balance sheets. We may also make discretionary contributions into these funds, which are also recorded as selling expenses. We made additional discretionary contributions of $5 million, $9 million and $1 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Our selling, general and administrative expenses include the costs of field management for Company and franchise restaurants, costs of our operational excellence programs (including program staffing, training and Clean & Safe certifications), corporate overhead, including corporate salaries and facilities, advertising and bad debt expenses, net of recoveries and amortization of intangible assets. We believe that our current staffing and structure will allow us to expand our business globally without increasing general and administrative expenses significantly.

Property expenses include costs of depreciation and rent on properties we lease and sublease to franchisees.

Fees paid to affiliates were primarily management fees paid to our Sponsors under a management agreement that we entered into in connection with our acquisition of BKC and terminated upon completion of our initial public offering. Under this agreement, we paid a management fee to the Sponsors equal to 0.5% of fiscal 2006 revenues, which amount was limited to 0.5% of the prior year’s total revenues. The management agreement was terminated in the fourth quarter of fiscal 2006. We paid a one time fee of $30 million to the Sponsors in May 2006 to terminate the management agreement.

Other operating (income) expenses, net include income and expenses that are not directly derived from the Company’s primary business such as gains and losses on asset and business disposals, write-offs associated with Company restaurant closures, impairment charges, settlement losses recorded in connection with acquisitions of franchise operations, gains and losses on foreign currency transactions, gains and losses on foreign currency forward contracts and other miscellaneous items.

Fiscal 2008 Highlights

Our accomplishments for fiscal 2008 include:

•	18 consecutive quarters of positive worldwide comparable sales growth, our best comparable sales growth trend in more than a decade, including comparable sales growth of 5.3% for the fourth quarter of fiscal 2008;

•	17 consecutive quarters of positive comparable sales growth in the United States and Canada, including comparable sales growth of 5.5% for the fourth quarter of fiscal 2008;

•	all-time high annual worldwide revenues of $2.5 billion for fiscal 2008, a 10% increase from the prior year;

•	all-time high worldwide average restaurant sales for fiscal 2008 of $1.3 million system-wide and $1.4 million for Company restaurants for the same period;

•	continued acceleration of system-wide restaurant growth with 282 net new openings during fiscal 2008;

•	net growth of 24 restaurants in the United States and Canada, the first time we have increased our restaurant count in this segment in six years;

•	worldwide system restaurant count of 11,565 at June 30, 2008, our highest restaurant count in the history of the brand;

•	restaurant openings in four new international markets: Colombia, Romania, Bulgaria and Curaçao;

•	execution of our portfolio management strategy, including strategic acquisitions of 83 restaurants and 38 refranchisings;

•	award-winning advertising and promotion programs focused on our core customers;

•	continued high guest satisfaction scores, as well as speed of service and cleanliness scores; and

•	net income up 28% to $190 million and diluted earnings per share up 28% to $1.38 per share for fiscal 2008 compared to fiscal 2007.

Key Business Measures

We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. System-wide results are driven primarily by our franchise restaurants as approximately 90% of our system-wide restaurants are franchised. Comparable sales growth and sales growth are provided by reportable segments and are analyzed on a constant currency basis, which means they are calculated using the same exchange rate over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trend, without distortion from the effect of foreign currency movements. System-wide data represents measures for both Company restaurants and franchise restaurants. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis.

Comparable Sales Growth

Comparable sales growth refers to the change in restaurant sales in one period from a comparable period in the prior year for restaurants that have been open for 13 months or longer as of the end of the most recent period. Company comparable sales growth refers to comparable sales growth for Company restaurants and franchise comparable sales growth refers to comparable sales growth for franchise restaurants, in each case by reportable segment. We believe comparable sales growth is a key indicator of our performance, as influenced by our strategic initiatives and those of our competitors.

	For the
	Fiscal Years Ended June 30,
	2008	2007	2006
	(In constant currencies)

Company Comparable Sales Growth:
United States & Canada	2.6%	2.1%	2.0%
EMEA/APAC	3.8%	2.2%	(0.7)%
Latin America	1.8%	1.1%	(1.7)%
Total Company Comparable Sales Growth	2.9%	2.1%	1.1%
Franchise Comparable Sales Growth:
United States & Canada	5.8%	3.8%	2.6%
EMEA/APAC	5.6%	3.1%	0.1%
Latin America	4.5%	3.7%	2.8%
Total Franchise Comparable Sales Growth	5.7%	3.6%	2.0%
System-wide Comparable Sales Growth:
U.S. & Canada	5.4%	3.6%	2.5%
EMEA/APAC	5.4%	3.0%	0.0%
Latin America	4.3%	3.5%	2.5%
Total System-wide Comparable Sales Growth	5.4%	3.4%	1.9%

Our comparable sales growth in fiscal 2008 and fiscal 2007 was driven by our strategic initiatives related to our global growth pillars — marketing, products, operations and development — including our barbell menu strategy of innovative indulgent products and value menu items and continued development of our breakfast and late night dayparts. These results are driven mostly by our franchise restaurants, as approximately 90% of our system-wide restaurants are franchised.

In the United States and Canada, our comparable sales growth performance increased for fiscal 2008 compared to fiscal 2007, as a result of our innovative advertising, our barbell menu strategy, which featured new indulgent products such as the A-1 Steakhouse Burger, BBQ Bacon Tendercrisp chicken sandwich and Homestyle Melts as well as new offerings on our BK Value Menu and BK Breakfast Value Menu, such as the Spicy Chick‘N Crisp® sandwich and the Cheesy Bacon BK Wrappertm. Our results were also fueled by successful product promotions, such as the Whopper 50th anniversary promotion featuring the Whopper Freakout media campaign in the United States and the Whopper Superiority promotion, late-night hours and successful movie tie-ins, such as The Simpsonstm Movie, Transformerstm, SpongeBob SquarePantstm, Snoopy®, Indiana Jonestm and the Kingdom of the Crystal Skulltm, Iron Mantm and The Incredible Hulktm.

Comparable sales growth in EMEA/APAC was driven primarily by continued growth in EMEA due to our continued focus on operational improvements, marketing and advertising, and on high quality indulgent offerings, such as the limited time offer Angrytm Whopper® sandwich and Aberdeen Angus Burger, the continued success of the King Ahorro value menu in Spain and the BK Fusionstm Real Dairy Ice Cream offerings in the U.K.

Latin America demonstrated strong results in comparable sales for fiscal 2008 as this segment continues to grow. The improvement in comparable sales reflects continued strength in Central America and South America, driven by sales of higher margin indulgent products, such as the Steakhouse Burger, Extreme Whopper sandwich and BKtm Stacker sandwich and Whopper sandwich limited time offers. In addition, promotional tie-ins with global marketing properties, such as The Simpsonstm Movie, Transformerstm, Scooby Dootm, Snoopy®, Indiana Jonestm and the Kingdom of the Crystal Skulltm and Iron Mantm as well as combo meal offerings also drove sales. This increase was partially offset by softer performance in Puerto Rico due to current economic conditions in that U.S. territory as well as the introduction of a VAT tax which has negatively affected disposable income.

In the United States and Canada our comparable sales growth performance increased for fiscal 2007 compared to fiscal 2006, as a result of our provocative advertising, menu enhancements, such as the introduction of new products like the BK Stacker sandwich, as well as limited time offers, such as the Angus Cheesy Bacon sandwich, Texas Double Whopper® sandwich, and Western Whopper sandwich. Other comparable sales growth drivers included the BK Value Menu, late-night hours and successful movie tie-ins and innovative promotions such as Spider-Mantm 3, SpongeBob Pest of the Westtm, Fantastic 4tm and the Xbox® game collection.

Comparable sales growth in EMEA/APAC reflected positive sales performance in all major countries in this segment for fiscal 2007. Strong comparable sales in the U.K. were driven by the introduction of fresh, high quality indulgent products, such as the Aberdeen Angus Burger and 3 Pepper Angus Burger and the Spider-Mantm 3 movie tie-in which featured the Spider-Mantm Dark Whopper sandwich limited time offer. In addition, a strategic investment of $7 million was made to the U.K. marketing fund to improve brand recognition and introduce new products through commercials, such as the “Manthem” and the Have It Your Way brand promise.

Latin America achieved strong results in comparable sales for fiscal 2007 compared to fiscal 2006. These strong results were fueled by the introduction of new products, limited time offers, innovative promotions and marketing campaigns, such as the Have It Your Way brand promise.

Average Restaurant Sales

Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and also includes the impact of movement in foreign currency exchange rates.

	For the
	Fiscal Years Ended June 30,
	2008	2007	2006
	(In thousands)

Average Restaurant Sales	$1,301	$1,193	$1,126

Our ARS improvement during fiscal 2008 was primarily due to improved worldwide comparable sales growth of 5.4% for the period as discussed above, the opening of new restaurants with higher than average sales volumes, a $32 thousand favorable impact from the movement of foreign currency exchange rates, primarily in EMEA, and, to a lesser extent, the closure of under-performing restaurants. We and our franchisees opened 282 net new restaurants during fiscal 2008. We believe that continued improvement in the ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our system.

Our ARS improvement during fiscal 2007 was primarily due to improved comparable sales of 3.4% for the period, the opening of new restaurants with higher than average sales volumes and, to a lesser extent, the closure of under-performing restaurants. We and our franchisees opened 441 new restaurants and closed 287 restaurants during fiscal 2007.

Sales Growth

Sales growth refers to the change in sales at all Company and franchise restaurants from one period to another. Sales growth is an important indicator of the overall direction and trends of sales and income from operations on a system-wide basis. Sales growth is influenced by restaurant openings and closures and comparable sales growth, as well as the effectiveness of our advertising and marketing initiatives and featured products.

	For the
	Fiscal Years Ended June 30,
	2008	2007	2006
	(In constant currencies)

Sales Growth:
United States and Canada	6.0%	3.0%	0.2%
EMEA/APAC	12.6%	7.9%	5.0%
Latin America	13.1%	13.3%	13.0%
Total System-wide Sales Growth	8.3%	4.9%	2.1%

Sales growth continued on a positive trend during fiscal 2008, as comparable sales and restaurant count continued to increase on a system-wide basis. We expect net restaurant openings to accelerate in most regions.

Our sales growth in the United States and Canada during fiscal 2008 reflects comparable sales growth and an increase in the amount of revenues earned by net new restaurants. We had 7,512 restaurants in the United States and Canada as of June 30, 2008, compared to 7,488 restaurants as of June 30, 2007.

EMEA/APAC demonstrated strong sales growth during fiscal 2008, reflecting net openings of new restaurants and comparable sales growth in most major markets. We had 3,051 restaurants in EMEA/APAC as of June 30, 2008, compared to 2,892 restaurants as of June 30, 2007, a 5% increase in the number of restaurants.

Latin America’s sales growth was driven by net new restaurant openings and strong comparable sales growth in fiscal 2008. We had 1,002 restaurants in Latin America as of June 30, 2008, compared to 903 restaurants as of June 30, 2007, an 11% increase in the number of restaurants.

Sales growth continued on a positive trend during fiscal 2007, as comparable sales and the number of restaurants continued to increase on a system-wide basis.

Our sales growth in the United States and Canada during fiscal 2007, reflects positive comparable sales growth and an increase in the amount of revenues earned by new restaurants, offset by a net reduction in restaurant count. We had 7,488 restaurants in the United States and Canada as of June 30, 2007, compared to 7,534 restaurants as of June 30, 2006.

EMEA/APAC demonstrated strong sales growth during fiscal 2007 reflecting restaurant openings and positive comparable sales in all the major markets, including the U.K., Germany, Spain, Australia and New Zealand and smaller markets in the Mediterranean and the Middle East. Sales performance improved in the U.K. during the second half of fiscal 2007 as a result of our strategic investments in that country.

Latin America’s sales growth was driven by new restaurant openings and strong comparable sales growth in fiscal 2007.

Factors Affecting Comparability of Results

Termination of Global Headquarters Lease

In May 2007, BKC terminated the lease for its proposed new global headquarters facility, which was to be constructed in Coral Gables, Florida (the “Coral Gables Lease”). We determined that remaining at our current headquarters location would avoid the cost and disruption of moving to a new facility and that the current headquarters facility would continue to meet our needs for a global headquarters more effectively and cost efficiently. The Coral Gables Lease provided for the lease of approximately 225,000 square feet for a term of 15 years at an estimated initial annual rent of approximately $6 million per year, subject to escalations. By terminating the Coral Gables Lease, we will save approximately $24 million in future rent payments between October 2008 and September 2018 and approximately $23 million of tenant improvements and moving costs, which were expected to be paid over an 18-month period. Total costs associated with the termination of the Coral Gables Lease were $7 million, including a termination fee of $5 million we paid to the landlord, which includes a reimbursement of the landlord’s expenses. See Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. These costs are reflected in other operating (income) expense, net in our consolidated statements of income for fiscal 2007.

Our Global Realignment

During fiscal 2006, we regionalized the activities associated with our European and Asian businesses, including: the transfer of rights of existing franchise agreements; the ability to grant future franchise agreements; and utilization of our intellectual property assets in EMEA/APAC, in new European and Asian holding companies. In connection with our global realignment of our European and Asian businesses, and the resulting corporate restructuring, we incurred costs of $4 million and $10 million in fiscal 2007 and fiscal 2006, respectively, consisting primarily of consulting and severance-related costs, which included severance payments, outplacement services and relocation costs.

Results of Operations

The following table presents our results of operations for the periods indicated:

	For the Fiscal Years Ended June 30,
	2008	2007		2006
			Increase/		Increase/
	Amount	Amount	(Decrease)	Amount	(Decrease)
	(In millions, except percentages and per share data)

Revenues:
Company restaurant revenues	$1,796	$1,658	8%	$1,516	9%
Franchise revenues	537	460	17%	420	10%
Property revenues	122	116	5%	112	4%

Total revenues	2,455	2,234	10%	2,048	9%
Company restaurant expenses	1,538	1,409	9%	1,296	9%
Selling, general and administrative expenses	500	474	5%	488	(3)%
Property expenses	62	61	2%	57	7%
Fees paid to affiliates	—	—	—%	39	*
Other operating (income) expenses, net	1	(1)	(200)%	(2)	(50)%

Total operating costs and expenses	2,101	1,943	8%	1,878	3%
Income from operations	354	291	22%	170	71%
Interest expense, net	61	67	(9)%	72	(7)%
Loss on early extinguishment of debt	—	1	(100)%	18	(94)%

Income before income taxes	293	223	31%	80	179%
Income tax expense	103	75	37%	53	42%

Net income	$190	$148	28%	$27	448%

*	Not meaningful

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Revenues

Company Restaurant Revenues

Total Company restaurant revenues increased by $138 million, or 8%, to $1.8 billion in fiscal 2008, primarily as a result of the addition of 57 Company restaurants (net of closures and refranchisings) during fiscal 2008 and worldwide Company comparable sales growth of 2.9%. Approximately $70 million, or 51%, of the increase in

Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates, primarily in EMEA.

In the United States and Canada, Company restaurant revenues increased by $90 million, or 8%, to $1.2 billion in fiscal 2008, primarily as a result of a net increase of 87 Company restaurants during fiscal 2008, including the acquisition of 56 franchise restaurants in April 2008, and Company comparable sales growth of 2.6% for the period in this segment. Approximately $16 million, or 18%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates in Canada.

In EMEA/APAC, Company restaurant revenues increased by $40 million, or 8%, to $555 million in fiscal 2008, primarily as a result of Company comparable sales growth of 3.8% for the period in this segment and a $53 million favorable impact from the movement of foreign currency exchange rates. Partially offsetting these factors was a decrease in revenues from a net decrease of 37 Company restaurants during fiscal 2008, which was primarily attributable to 15 closures and 16 refranchisings in the U.K.

In Latin America, Company restaurant revenues increased by $8 million, or 13%, to $69 million in fiscal 2008, primarily as a result of a net increase of seven Company restaurants during fiscal 2008, Company comparable sales growth of 1.8% for the period in this segment and a $1 million favorable impact from the movement of foreign currency exchange rates.

Franchise Revenues

Total franchise revenues increased by $77 million, or 17%, to $537 million in fiscal 2008, driven by a net increase of 225 franchise restaurants during fiscal 2008, worldwide franchise comparable sales growth of 5.7% for the period and a $16 million favorable impact from the movement of foreign currency exchange rates.

In the United States and Canada, franchise revenues increased by $34 million, or 12%, to $318 million in fiscal 2008, primarily as a result of franchise comparable sales growth of 5.8% for the period in this segment and higher effective royalty rates, partially offset by the elimination of royalties from 63 fewer franchise restaurants driven by acquisitions by the Company and closures during fiscal 2008, including the acquisition of 56 franchise restaurants in April 2008.

In EMEA/APAC, franchise revenues increased by $38 million, or 28%, to $173 million in fiscal 2008, driven by a net increase of 196 franchise restaurants during fiscal 2008, franchise comparable sales growth of 5.6% for the period in this segment and a $16 million favorable impact from the movement of foreign currency exchange rates.

Latin America franchise revenues increased by $5 million, or 12%, to $46 million in fiscal 2008, as a result of the net addition of 92 franchise restaurants during fiscal 2008 and franchise comparable sales growth of 4.5% for the period in this segment.

Property Revenues

Total property revenues increased by $6 million, or 5%, to $122 million in fiscal 2008, primarily as a result of worldwide franchise comparable sales growth of 5.7% resulting in increased contingent rents and a $2 million favorable impact from the movement of foreign currency exchange rates, partially offset by the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees.

In the United States and Canada, property revenues increased by $4 million, or 5%, to $89 million in fiscal 2008. This increase was driven by increased contingent rent payments from increased franchise sales.

Our EMEA/APAC property revenues increased by $2 million, or 6%, to $33 million, primarily from increased contingent rents as a result of an increase in franchise sales and a $2 million favorable impact from the movement of foreign currency exchange rates, partially offset by the effect of a net reduction in the number of properties we lease or sublease to franchisees in EMEA.

Operating Costs and Expenses

Food, Paper and Product Costs

Total food, paper and product costs increased by $65 million, or 13%, to $564 million in fiscal 2008, as a result of an 8% increase in Company restaurant revenues, a significant increase in commodity costs and a $21 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs increased 1.3% to 31.4%, primarily due to the increase in commodity and other food costs in the U.S. and Canada.

In the United States and Canada, food, paper and product costs increased by $48 million, or 14%, to $381 million in fiscal 2008, as a result of an 8% increase in Company restaurant revenues in this segment, a significant increase in commodity costs and a $6 million unfavorable impact from the movement of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 1.7% to 32.5%, primarily due to an increase in beef, cheese, chicken and other food costs, partially offset by sales of higher margin products.

In EMEA/APAC, food, paper and product costs increased by $14 million, or 10%, to $158 million in fiscal 2008, primarily as a result of an 8% increase in Company restaurant revenues in this segment, an increase in commodity costs and a $15 million unfavorable impact from the movement of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 0.6% to 28.5%, reflecting the unfavorable impact from product mix and commodity pressures during fiscal 2008.

In Latin America, food, paper and product costs increased by $3 million, or 14%, to $25 million in fiscal 2008, as a result of a 13% increase in Company restaurant revenues in this segment. As a percentage of revenues, food, paper and product costs remained relatively unchanged at 36.7% for fiscal 2008 compared to 36.6% for fiscal 2007.

Payroll and Employee Benefits

Payroll and employee benefits costs increased by $43 million, or 9%, to $535 million in fiscal 2008. This increase was primarily due to the net addition of 57 Company restaurants in fiscal 2008, additional labor needed to service increased traffic, inflationary increases in salaries and wages, increases in fringe benefit costs and a $21 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 29.8% in fiscal 2008 compared to 29.7% in fiscal 2007, reflecting inflationary increases in salaries and wages, partially offset by worldwide Company comparable sales growth of 2.9% for the period.

In the United States and Canada, payroll and employee benefits costs increased by $28 million, or 9%, to $357 million in fiscal 2008. This increase was primarily due to the net addition of 87 Company restaurants in fiscal 2008, additional labor needed to service increased traffic, inflationary increases in salaries and wages and a $5 million unfavorable impact from the movement of foreign currency exchange rates in Canada. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 30.5% in fiscal 2008 compared to 30.4% in fiscal 2007, reflecting inflationary increases in salaries and wages, partially offset by Company comparable sales growth of 2.6% for the period in this segment.

In EMEA/APAC, payroll and employee benefits costs increased by $14 million, or 9%, to $170 million in fiscal 2008. This increase was primarily due to an increase in temporary staffing, inflationary increases in salaries and wages, increases in fringe benefit costs and a $16 million unfavorable impact from the movement of foreign currency exchange rates, partially offset by the net reduction of 37 Company restaurants in fiscal 2008. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased 0.2% to 30.5% as a result of inflationary increases in salaries and wages and increases in fringe benefit costs, partially offset by Company comparable sales growth of 3.8% for the period in this segment.

In Latin America, payroll and employee benefits increased by $1 million, or 14%, to $8 million in fiscal 2008. This increase was primarily due to a net increase of seven Company restaurants during fiscal 2008. As a percentage of Company restaurant revenues, payroll and employee benefits remained relatively unchanged at 11.8% compared to 11.7% in fiscal 2007.

Occupancy and Other Operating Costs

Occupancy and other operating costs increased by $21 million, or 5%, to $439 million in fiscal 2008. This increase was primarily attributable to the net addition of 57 Company restaurants in fiscal 2008 and an $18 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.7% to 24.5% as a result of the benefits realized from the new flexible batch broilers in the United States and Canada, which includes accelerated depreciation expense on the old broilers recorded in fiscal 2007, the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K. (including benefits from the write-off of unfavorable leases) and worldwide Company comparable sales growth of 2.9% for the period. These benefits were partially offset by the unfavorable impact of accelerated depreciation expense related to our restaurant reimaging program in the United States and Canada.

In the United States and Canada, occupancy and other operating costs increased by $17 million, or 7%, to $271 million in fiscal 2008. This increase was primarily driven by the net addition of 87 Company restaurants in fiscal 2008, accelerated depreciation expense related to our restaurant reimaging program and a $4 million unfavorable impact from the movement in foreign currency exchange rates in Canada. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.4% to 23.1% primarily as a result of the benefits realized from the accelerated depreciation expense on the old broilers recorded in fiscal 2007 and not recurring this year, and Company comparable sales growth of 2.6% for the period in this segment, partially offset by the unfavorable impact of accelerated depreciation expense related to our restaurant reimaging program.

In EMEA/APAC, occupancy and other operating costs increased by $2 million, or 1%, to $150 million in fiscal 2008. This increase was primarily due to a $14 million unfavorable impact from the movement in foreign currency exchange rates, partially offset by the net reduction of 37 Company restaurants in fiscal 2008. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.7% to 27.1%, reflecting the benefits realized from the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K. (including benefits from the write-off of unfavorable leases) as well as Company comparable sales growth of 3.8% for the period in this segment.

In Latin America, occupancy and other operating costs increased by $2 million, or 13%, to $18 million in fiscal 2008 primarily due to the net addition of seven new Company restaurants in fiscal 2008. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.3% to 26.1% primarily as a result of an increase in utilities, property taxes and the cost of information technology upgrades, including POS systems associated with the additional restaurants.

Selling, General and Administrative Expenses

Selling expenses increased by $8 million, or 10%, to $91 million in fiscal 2008. The increase was primarily attributable to $4 million of additional sales promotions and advertising expenses generated by higher Company restaurant revenues, a $4 million reduction in the amount of bad debt recoveries compared to the prior year and a $4 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA, partially offset by a $4 million reduction in the amount of discretionary contributions to advertising funds in EMEA.

General and administrative expenses increased by $18 million, or 5%, to $409 million in fiscal 2008. The increase was primarily attributable to a $6 million increase in stock-based compensation expense, as an additional year of grants is included in the expense amount. In addition, general and administrative expenses increased as a result of a $5 million increase in corporate salary, fringe benefits and other employee-related costs, a $5 million increase in general corporate travel and meeting costs and a $15 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA. These increases were partially offset by a $2 million decrease in operating costs, which includes a decrease in rent expense, utility expense and repairs and maintenance and $8 million in miscellaneous cost savings and other items, including decreased insurance costs and an increase in the amount of capitalized indirect labor costs on capital projects. Annual stock-based compensation expense is expected to increase through fiscal year 2010, as a result of our adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” in fiscal 2007, which has resulted in stock-based compensation expense only for awards granted subsequent to our initial public offering. See Note 3 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding our stock-based compensation.

Property Expenses

Property expenses increased by $1 million, or 2%, to $62 million in fiscal 2008, primarily as a result of an increase in contingent rent expense generated by comparable sales growth in the United States and Canada, as well as a $2 million unfavorable impact from the movement of foreign currency exchange rates in EMEA. These increases were partially offset by a net reduction in the number of properties we lease or sublease to franchisees in EMEA. Property expenses were 37% of property revenues in the United States and Canada in both fiscal 2008 and fiscal 2007. Our property expenses in EMEA/APAC approximate our property revenues because most of the EMEA/APAC property operations consist of properties that are subleased to franchisees on a pass-through basis.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was $1 million of expense in fiscal 2008, compared to $1 million of income in fiscal 2007. Other operating expense, net in fiscal 2008 includes $4 million of franchise system distress costs in the U.K., which includes a $1 million payment made to our sole distributor, $2 million of foreign currency transaction losses, $2 million of charges associated with the acquisition of franchise restaurants, $1 million in charges for litigation reserves and a loss of $1 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies. These costs were partially offset by net gains of $10 million from the disposal of assets and restaurant closures, primarily in Germany and the United States, which includes the refranchising of Company restaurants in Germany.

Other operating income, net in fiscal 2007 included a net gain of $5 million from the disposal of assets and a gain of $7 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies, partially offset by $7 million in costs associated with the termination of the Coral Gables Lease, $2 million in charges for litigation reserves and $3 million in franchise workout costs.

Income from Operations

	For the
	Fiscal Years
	Ended
	June 30,
	2008	2007
	(In millions)

Income from Operations:
United States and Canada	$348	$336
EMEA/APAC	92	54
Latin America	41	35
Unallocated	(127)	(134)

Total income from operations	$354	$291

Income from operations increased by $63 million, or 22%, to $354 million in fiscal 2008, primarily due to a $77 million increase in franchise revenues driven by worldwide franchise comparable sales growth of 5.7% for the period and an increase in the effective royalty rate. See Note 21 to our audited consolidated financial statements for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses, resulting in a $8 million net favorable impact on income from operations during fiscal 2008.

In the United States and Canada, income from operations increased by $12 million, or 4%, to $348 million in fiscal 2008, primarily as a result of a $34 million increase in franchise revenues, reflecting franchise comparable sales growth of 5.8% for the period in this segment and an increase in the effective royalty rate. This increase was partially offset by higher selling, general and administrative expenses of $316 million, driven primarily by increased salaries and wages, fringe benefit costs and increased stock-based compensation expense.

Income from operations in EMEA/APAC increased by $38 million, or 70%, to $92 million in fiscal 2008, primarily as a result of a $38 million increase in franchise revenues, reflecting franchise comparable sales growth of 5.6% for the period in this segment and the net increase of 196 franchise restaurants during fiscal 2008. The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses, resulting in a $8 million net favorable impact on income from operations.

Income from operations in Latin America increased by $6 million, or 17%, to $41 million in fiscal 2008, primarily as a result of an increase in franchise revenues, reflecting comparable sales growth of 4.5% for the period in this segment, and a net increase of 92 franchise restaurants during fiscal 2008.

Our unallocated corporate expenses decreased by $7 million during fiscal 2008, primarily as a result of non-recurring professional services fees incurred associated with the realignment of our European and Asian businesses during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased by $6 million during fiscal 2008, reflecting a reduction in the amount of borrowings outstanding due to early prepayments of our debt and a decrease in rates paid on borrowings during the period. The weighted average interest rates for fiscal 2008 and fiscal 2007 were 6.02% and 6.91%, respectively, which included the impact of interest rate swaps on 56% and 57% of our term debt, respectively.

Income Tax Expense

Income tax expense was $103 million in fiscal 2008. Compared to the same period in the prior fiscal year, our effective tax rate increased slightly by 1.6 percentage points to 35.2%.

See Note 14 to our consolidated financial statements for further information regarding our effective tax rate. See Item 1A “Risk Factors” in Part I of this report for a discussion regarding our ability to utilize foreign tax credits and estimate deferred tax assets.

Net Income

Net income increased by $42 million, or 28%, to $190 million in fiscal 2008, primarily as a result of a net increase in restaurants and strong comparable sales growth, which increased franchise revenues by $77 million, Company restaurant margin by $9 million and net property revenues by $5 million. We also benefited from a $6 million decrease in interest expense. These improvements were partially offset by a $26 million increase in selling, general and administrative expenses and a $28 million increase in income tax expense.

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Revenues

Company Restaurant Revenues

Total Company restaurant revenues increased by 9% to $1.7 billion in fiscal 2007, primarily as a result of the addition of 63 Company restaurants (net of closures and refranchisings) during fiscal 2007 and positive worldwide Company comparable sales of 2.1%. Approximately $40 million, or 28%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates primarily in EMEA.

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

In Latin America, Company restaurant revenues increased by 9% to $61 million in fiscal 2007, primarily as a result of the addition of eight Company restaurants to this segment during fiscal 2007, and Company comparable sales growth of 1.1%. The increase in revenues was offset by an unfavorable $1 million, or 1%, due to the impact from the movement of foreign currency exchange rates.

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

In EMEA/APAC, franchise revenues increased by 13% to $135 million in fiscal 2007, driven by an increase of 69 restaurants (net of closures and acquisitions of franchise restaurants by us) during fiscal 2007, franchise comparable sales in this segment of 3.1% and the favorable impact from the movement of foreign currency exchange rates of $7 million.

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

In the United States and Canada, property revenues increased to $85 million in fiscal 2007 from $83 million in fiscal 2006. The revenues for both fiscal years in this segment were driven by higher contingent rent payments from increased franchise sales offset by the decrease in the number of properties that we lease or sublease to franchisees due to franchise restaurants that were closed or acquired by us.

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

In Latin America, food, paper and product costs increased by 10% in fiscal 2007 as a result of a 9% increase in Company restaurant revenues in this segment. As a percentage of revenues, food, paper and product costs remained relatively unchanged at 36.6% for fiscal 2007 compared to 36.4% for fiscal 2006.

Payroll and Employee Benefits

Payroll and employee benefits costs increased by 10% to $492 million in fiscal 2007. This increase was primarily due to the addition of 63 Company restaurants (net of closures) in fiscal 2007, increased wages and health insurance benefit costs, and unfavorable impact of foreign currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 29.7% in fiscal 2007 compared to 29.4% in fiscal 2006 reflecting the increase from the items above offset by labor efficiencies.

In the United States and Canada, payroll and employee benefits increased by 5%, as a result of a net increase in the number of Company restaurants, additional labor hours required for late night hours and the increase in Company comparable sales, and inflationary increases in salaries and wages and benefits. Payroll and employee benefits remained relatively unchanged as a percentage of Company restaurant revenues reflecting positive comparable sales and labor efficiencies as an offset to inflationary increases.

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

In Latin America, payroll and employee benefits increased by 9% in fiscal 2007, primarily as a result of the opening of eight new Company restaurants during fiscal 2007. Payroll and employee benefits remained relatively unchanged as a percentage of Company restaurant revenues in fiscal 2007 compared to fiscal 2006.

Occupancy and Other Operating Costs

Occupancy and other operating costs increased by 10% to $418 million in fiscal 2007, compared to the prior year. This increase was primarily attributable to escalating rent and utility costs in EMEA, the addition of 63 Company restaurants (net of closures and refranchisings) in fiscal 2007 and the unfavorable impact of foreign currency exchange rates. Occupancy and other operating costs remained relatively unchanged as a percentage of worldwide Company restaurant revenues in fiscal 2007 compared to fiscal 2006.

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
	(in millions)

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

Liquidity and Capital Resources

Overview

Cash provided by operations was $243 million in fiscal 2008, compared to $110 million in fiscal 2007.

Our leverage ratio, as defined by our credit agreement, was 1.8x as of June 30, 2008, compared to 2.1x as of June 30, 2007. The weighted average interest rate on our term debt for fiscal 2008 was 6.0%, which included the benefit of interest rates swaps on 56% of our debt.

On January 30, 2008, we entered into interest rate swaps with an aggregate notional value of $275 million, which became effective on March 31, 2008 and mature on December 31, 2011, and in September 2007, interest rate swaps with an aggregate notional value of $60 million matured. At June 30, 2008, 75% of our debt was hedged using interest rate swaps.

During fiscal 2008, we declared and paid four quarterly dividends of $0.0625 per share, resulting in $34 million of cash payments to shareholders of record. During the first quarter of fiscal 2009, we declared a quarterly dividend of $0.0625 that is payable on September 30, 2008 to shareholders of record on September 12, 2008.

During fiscal 2008, we repurchased 1.2 million shares of common stock under our previously announced share repurchase program at an aggregate cost of $32 million, which we will retain in treasury for future use. As of July 1, 2008, we had $68 million remaining under the share repurchase program. We intend to use a portion of our excess cash to repurchase shares under our share repurchase program depending on market conditions.

We had cash and cash equivalents of $166 million as of June 30, 2008. In addition, as of June 30, 2008, we had a borrowing capacity of $73 million under our $150 million revolving credit.

On July 16, 2008, we acquired 72 restaurants in Nebraska and Iowa from one of our franchisees for a purchase price of approximately $67 million.

We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, dividends, debt service payments and share repurchases, if any, over the next twelve months and for the foreseeable future. If additional funds are needed for strategic initiatives or other corporate purposes, we believe we could incur additional debt or raise funds through the issuance of our equity securities.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $243 million in fiscal 2008, compared to $110 million in fiscal 2007. The $133 million increase in the amount of cash provided by operating activities in fiscal 2008 is primarily attributable to the non-recurrence of $82 million of tax payments made in connection with the operational realignment of our European and Asian businesses in fiscal 2007 and increases in earnings and cash provided by other changes in working capital, partially offset by a $22 million payment to establish a rabbi trust to invest compensation deferred under our Executive Retirement Plan and fund future deferred compensation obligations.

Cash provided by operating activities was $110 million and $67 million in fiscal 2007 and 2006, respectively. The $110 million provided in fiscal 2007 includes net income of $148 million, offset by a usage of cash from a change in working capital of $112 million, including tax payments of $151 million, which were primarily comprised of payments of $82 million made in connection with the operational realignment of our European and Asian businesses and $37 million of quarterly estimated U.S. federal and state tax payments. The $67 million provided in fiscal 2006 includes an interest payment to affiliates of $103 million on PIK notes and a usage of cash from a change in working capital of $29 million.

Investing Activities

Cash used for investing activities was $199 million in fiscal 2008, compared to $77 million in fiscal 2007. The $122 million increase in the amount of cash used in fiscal 2008 was primarily attributable to a $91 million increase in capital expenditures and a $37 million increase in cash used for acquisitions of franchise restaurants.

Cash used for investing activities was $77 million in fiscal 2007, compared to $67 million in fiscal 2006. The $10 million increase in the amount of cash used in fiscal 2007, compared to the prior fiscal year, was due primarily to an increase in cash used of $13 million for acquisitions of franchise restaurants, investments in third party debt, and payments for property and equipment offset by an increase in proceeds of $4 million from asset disposals and restaurant closures.

Capital expenditures for new restaurants include the costs to build new Company restaurants as well as properties for new restaurants that we lease to franchisees. Capital expenditures for existing restaurants consist of the purchase of real estate related to existing restaurants, as well as renovations to Company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each Company restaurant to maintain its appearance in accordance with our standards. Capital expenditures for existing restaurants also include investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward leasehold improvements completed by franchisees on properties we own.

Other capital expenditures include investments in information technology systems and corporate furniture and fixtures. The following table presents capital expenditures by type of expenditure:

	For the
	Fiscal Years Ended
	June 30,
	2008	2007	2006
	(In millions)

New restaurants	$55	$23	$25
Existing restaurants	102	47	46
Other, including corporate	21	17	14

Total	$178	$87	$85

Our capital expenditures increased in fiscal 2008 primarily as a result a $32 million increase in the construction of new Company restaurants and properties leased to franchisees, a $30 million increase in costs associated with our restaurant reimaging program, a $12 million increase in real estate purchases and a $7 million increase in capital expenditures related to operational initiatives.

For fiscal 2009, we expect capital expenditures of approximately $170 million to $190 million to develop new restaurants and properties, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, for operational initiatives in our restaurants and for other corporate expenditures.

Financing Activities

Cash used by financing activities was $62 million in fiscal 2008, compared to $127 million in fiscal 2007. The $65 million decrease in the amount of cash used in fiscal 2008 was primarily attributable to a $124 million reduction in net repayments of debt, partially offset by a $33 million increase in cash used to repurchase our common stock and a $17 million increase in cash dividends paid to our shareholders.

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

Contractual Obligations and Commitments

The following table presents information relating to our contractual obligations as of June 30, 2008:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Capital lease obligations	$154	$15	$30	$28	$81
Operating lease obligations	1,531	171	312	268	780
Unrecognized tax benefits(1)	19	8	8	3	—
Long-term debt, including current portion and interest(2)	1,040	49	288	702	1
Purchase commitments(3)	125	97	28	—	—

Total	$2,869	$340	$666	$1,001	$862

(1)	The period of settlement related to $4 million of our total $23 million of unrecognized tax benefits can not be determined and therefore, this $4 million has been excluded from this table. See Note 14 to our consolidated financial statements for additional information regarding unrecognized tax benefits.

(2)	We have estimated our interest payments based on (i) current LIBOR rates, (ii) the portion of our debt we converted to fixed rates through interest rate swaps and (iii) the amortization schedule in our credit agreement.

(3)	Includes open purchase orders, as well as commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology and service agreements.

See Note 16 to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for information about our leasing arrangements.

As of June 30, 2008, the projected benefit obligation of our U.S. and international defined benefit pension plans exceeded pension assets by $54 million. We use the Moody’s long-term corporate bond yield indices for Aa bonds (“Moody’s Aa rate”), plus an additional 25 basis points to reflect the longer duration of our plans, as the discount rate used in the calculation of the projected benefit obligation as of the measurement date. We made contributions totaling $6 million into our pension plans and estimated benefit payments of $5 million out of these plans during fiscal 2008. Estimates of reasonably likely future pension contributions are dependent on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements.

Other Commercial Commitments and Off-Balance Sheet Arrangements

We have commitments outstanding and contingent obligations relating to our FFRP Program, guarantees and letters of credit issued in our normal course of business, vendor relationships, litigation and our insurance programs. For information on these commitments and contingent obligations, see Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing commodity prices did not have a material impact on our operations in fiscal 2008, fiscal 2007 or fiscal 2006. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Long-lived Assets

Long-lived assets (including definite-lived intangible assets) are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly review long-lived assets for indications of impairment. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

•	significant under-performance relative to expected and/or historical results (negative comparable sales or cash flows for two consecutive years);

•	significant negative industry or economic trends; or

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value.

The impairment test for long-lived assets requires us to assess the recoverability of our long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value.

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Definite-lived intangible assets, consisting primarily of franchise agreements and reacquired franchise rights, are grouped for impairment reviews at the country level. Other long-lived assets and related liabilities are grouped together for impairment reviews at the operating market level (based on geographic areas) in the case of the United States, Canada, the U.K. and Germany. The operating market groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. Similarly, operating markets within the other foreign countries with larger long-lived asset concentrations (the U.K. and Germany) are made up of geographic regions within those countries (three in the U.K. and four in Germany). These operating market definitions are based upon the following primary factors:

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

In countries in which we have a smaller number of restaurants most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, we have defined operating markets as the entire country in the case of The Netherlands, Spain, Italy, Mexico and China.

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, restaurant operating expenses, and capital requirements for property and equipment. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Impairment of Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in our acquisitions of franchise restaurants, predominately in the United States, which are accounted for as business combinations in accordance with SFAS No. 141, “Business Combinations.” Our indefinite-lived intangible asset consists of the Burger King brand (the “Brand”).

We test goodwill and the Brand for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Our impairment test for goodwill requires us to compare the carrying value of a reporting unit with assigned goodwill to its fair value. Our reporting units are our operating segments, as we have defined them under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” If the carrying value of the reporting unit exceeds its fair value, we may be required to record an impairment charge to goodwill. Our impairment test for the Brand consists of a comparison of the carrying value of the Brand to its fair value on a consolidated basis, with impairment equal to the amount by which the carrying value of the Brand exceeds its fair value.

When testing goodwill and the Brand for impairment, we make assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing long-lived assets for impairment, as described above. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge in accordance with SFAS No. 142.

We completed our impairment testing of goodwill and the Brand as of the beginning of our fourth fiscal quarter. Impairment charges did not result from these impairment tests for fiscal 2008, fiscal 2007 and fiscal 2006.

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

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We are subject to routine examination by taxing authorities in these jurisdictions. Effective July 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

Although we believe we have adequately accounted for our uncertain tax positions, from time to time, audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We adjust our uncertain tax positions in light of changing facts and circumstances, such as the completion of a tax audit, expiration of a statute of limitations, the refinement of an estimate, and interest accruals associated with uncertain tax positions until they are resolved. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters. However, to the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

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

Stock-based Compensation

Stock-based compensation expense for stock options is estimated on the grant date using a Black-Scholes option pricing model. We only grant non-qualified stock options and do not grant incentive stock options. Our specific weighted average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 3 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Additionally, under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

In connection with the adoption of SFAS No. 123R, we have determined the expected term of stock options granted using the simplified method as discussed in Section D, Certain Assumptions Used in Valuation Methods, of SEC Staff Accounting Bulletin (“SAB”) No. 107. Based on the results of applying the simplified method, we have determined that 6.25 years is an appropriate expected term for awards with four-year ratable vesting and 6.50 years for awards with five-year ratable vesting.

As a newly public company, we had previously elected, for stock options granted subsequent to our adoption of SFAS No. 123R to base our estimate of the expected volatility of our common stock for the Black-Scholes model solely on the historical volatility of a group of our peers, as permitted under SFAS No. 123R and SAB No. 107. Beginning in fiscal 2008, we determined that we had sufficient information regarding the historical volatility of our stock price and implied volatility of our exchange-traded options to incorporate a portion of these volatilities into the calculation of expected volatility used in the Black-Scholes model in addition to the historical volatility of a group of our peers.

New Accounting Pronouncements Issued But Not Yet Adopted

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for us was July 1, 2008. We do not expect to make an election to measure any of our currently eligible financial assets or liabilities at fair value upon the adoption of SFAS No. 159 and, therefore, do not expect the adoption of SFAS No. 159 will have a material impact on our statements of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS No. 141R replaces SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after July 1, 2009. We have not yet determined the impact that SFAS No. 141R will have on our consolidated balance sheet and income statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning on July 1, 2009. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated balance sheet and income statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. In February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement No. 13”, which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired or liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS No. 157 applies when other accounting pronouncements require fair value measurements but does not require new fair value measurements. We will be required to adopt the provisions of SFAS No. 157 effective July 1, 2008 for financial assets and liabilities. We do not expect this adoption to have a material impact on our statements of operations or financial position. We have not yet determined the impact, if any, of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities for the purpose of assessing goodwill and brand impairment, the valuation of our other intangible and long-lived assets when assessing them for impairment and the valuation of assets acquired and liabilities assumed in business combinations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal periods and interim periods beginning after November 15, 2008, which for us will be of our fiscal year beginning July 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to financial market risks associated with foreign currency exchange rates, interest rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for speculative purposes, and we have procedures in place to monitor and control their use.

Foreign Currency Exchange Risk

Movements in foreign currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate Company restaurants, we generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. In many foreign countries where we do not have Company restaurants our franchisees pay royalties in U.S. dollars. However, as the royalties are calculated based on local currency sales, our revenues are still impacted from fluctuations in exchange rates. In fiscal 2008, income from operations would have decreased or increased $14 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar.

We use foreign exchange forward contracts as economic hedges to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of intercompany loans denominated in foreign currencies. Changes in the fair value of the forward contracts attributable to changes in the current spot rates between the U.S. Dollar and the foreign currencies are offset by the remeasurement of the intercompany loans. The portion of the fair value of the forward contracts attributable to the spot-forward difference (the difference between the spot exchange rate and the forward exchange rate) is recognized in earnings as a gain or loss on foreign exchange (See Note 12 to the Consolidated Financial Statements). The contracts outstanding as of June 30, 2008 mature at various dates through December 2008 and we intend to continue to renew these contracts to hedge our foreign exchange impact.

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

As of June 30, 2008, we had interest rate swaps with a notional value of $655 million that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $871 million would result in an increase or decrease in interest expense of approximately $2 million in a given year, as we have hedged interest payments on $655 million of our debt.

Commodity Price Risk

We purchase certain products, including beef, chicken, cheese, french fries, tomatoes and other commodities which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. Additionally, our ability to recover increased costs is typically limited by the competitive environment in which we operate. We do not utilize commodity option or future contracts to hedge commodity prices and do not have long-term pricing arrangements other than for chicken, which expires in December 2008. As a result, we purchase beef and other commodities at market prices, which fluctuate on a daily basis.

The estimated change in Company restaurant food, paper and product costs from a hypothetical 10% change in average prices of our commodities would have been approximately $55 million for fiscal 2008. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Burger King Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Burger King Holdings, Inc. and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Holdings, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2 and 14 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions by adopting Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective July 1, 2007. As discussed in notes 2 and 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R),” as of June 30, 2007. As discussed in notes 2 and 3 to the consolidated financial statements, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Miami, Florida
August 28, 2008
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Burger King Holdings, Inc.:

We have audited the internal control over financial reporting of Burger King Holdings, Inc. and subsidiaries (the Company) as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated August 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Miami, Florida
August 28, 2008
Certified Public Accountants

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of June 30,
	2008	2007
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$166	$170
Trade and notes receivable, net	139	125
Prepaids and other current assets, net	54	66
Deferred income taxes, net	45	43

Total current assets	404	404
Property and equipment, net	961	879
Intangible assets, net	1,055	986
Goodwill	27	23
Net investment in property leased to franchisees	135	142
Other assets, net	105	83

Total assets	$2,687	$2,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$130	$106
Accrued advertising	77	64
Other accrued liabilities	242	259
Current portion of long term debt and capital leases	7	5

Total current liabilities	456	434
Term debt, net of current portion	869	871
Capital leases, net of current portion	71	67
Other deferrals and liabilities	360	334
Deferred income taxes, net	86	95

Total liabilities	1,842	1,801

Commitments and Contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 135,022,753 and 135,217,470 shares issued and outstanding at June 30, 2008 and 2007, respectively	1	1
Restricted stock units	—	3
Additional paid-in capital	601	574
Retained earnings	290	134
Accumulated other comprehensive income	(8)	8
Treasury stock, at cost; 2,042,887 and 673,430 shares at June 30, 2008 and 2007, respectively	(39)	(4)

Total stockholders’ equity	845	716

Total liabilities and stockholders’ equity	$2,687	$2,517

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended June 30,
	2008	2007	2006
	(In millions, except
	per share data)

Revenues:
Company restaurant revenues	$1,796	$1,658	$1,516
Franchise revenues	537	460	420
Property revenues	122	116	112

Total revenues	2,455	2,234	2,048
Company restaurant expenses:
Food, paper and product costs	564	499	470
Payroll and employee benefits	535	492	446
Occupancy and other operating costs	439	418	380

Total Company restaurant expenses	1,538	1,409	1,296
Selling, general and administrative expenses	500	474	488
Property expenses	62	61	57
Fees paid to affiliates	—	—	39
Other operating (income) expenses, net	1	(1)	(2)

Total operating costs and expenses	2,101	1,943	1,878

Income from operations	354	291	170

Interest expense	67	73	81
Interest income	(6)	(6)	(9)

Total interest expense, net	61	67	72
Loss on early extinguishment of debt	—	1	18

Income before income taxes	293	223	80
Income tax expense	103	75	53

Net income	$190	$148	$27

Earnings per share:
Basic	$1.40	$1.11	$0.24
Diluted	$1.38	$1.08	$0.24
Weighted average shares outstanding:
Basic	135.1	133.9	110.3
Diluted	137.6	136.8	114.7
Dividends per common share	$0.25	$0.13	$3.42

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

		Issued
	Issued	Common	Restricted	Additional		Accumulated Other
	Common	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury
	Stock Shares	Amount	Units	Capital	Earnings	Income (Loss)	Stock	Total
	(In millions, except per share information)

Balances at June 30, 2005	107	$1	$2	$406	$76	$(6)	$(2)	$477
Issuance of common stock including option exercises, net	26	—	—	399	—	—	—	399
Stock option tax benefits	—	—	—	7	—	—	—	7
Issuance of restricted stock units	—	—	3	—	—	—	—	3
Dividend paid on common shares ($3.42 per share)	—	—	—	(267)	(100)	—	—	(367)
Comprehensive income:
Net income	—	—	—	—	27	—	—	27
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net change in fair value of derivatives, net of tax of ($10)	—	—	—	—	—	16	—	16
Minimum pension liability adjustment, net of tax of ($2)	—	—	—	—	—	3	—	3

Total comprehensive income								48

Balances at June 30, 2006	133	$1	$5	$545	$3	$15	$(2)	$567
Stock option exercises	2	—	—	8	—	—	—	8
Stock option tax benefits	—	—	—	14	—	—	—	14
Stock-based compensation	—	—	—	5	—	—	—	5
Treasury stock purchases	—	—	—	—	—	—	(2)	(2)
Issuance of shares upon settlement of restricted stock units	—	—	(2)	2	—	—	—	—
Dividend paid on common shares ($0.13 per share)	—	—	—	—	(17)	—	—	(17)
Comprehensive income:
Net income	—	—	—	—	148	—	—	148
Foreign currency translation adjustment	—	—	—	—	—	(5)	—	(5)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $3	—	—	—	—	—	(5)	—	(5)
Amounts reclassified to earnings during the period, net of tax of $2	—	—	—	—	—	(3)	—	(3)

Total comprehensive income								135
Adjustment to initially apply SFAS No 158, net of tax of ($4)	—	—	—	—	—	6	—	6

Balances at June 30, 2007	135	$1	$3	$574	$134	$8	$(4)	$716
Stock option exercises	1	—	—	4	—	—	—	4
Stock option tax benefits	—	—	—	9	—	—	—	9
Stock-based compensation	—	—	—	11	—	—	—	11
Treasury stock purchases	(1)	—	—	—	—	—	(35)	(35)
Issuance of shares upon settlement of restricted stock units	—	—	(3)	3	—	—	—	—
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34)		—	(34)
Comprehensive income:
Net income	—	—	—	—	190		—	190
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $4	—	—	—	—	—	(6)	—	(6)
Amounts reclassified to earnings during the period, net of tax of $1	—	—	—	—	—	(1)	—	(1)
Pension and post-retirement benefit plans, net of tax of $4	—	—	—	—	—	(7)	—	(7)

Total comprehensive income								174

Balances at June 30, 2008	135	$1	$—	$601	$290	$(8)	$(39)	$845

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2008	2007	2006
	(In millions)

Cash flows from operating activities:
Net income	$190	$148	$27
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	89	88
Gain on hedging activities	(2)	(4)	—
Gain on remeasurement of foreign denominated transactions	(56)	(23)	—
Gain on asset sales and release of unfavorable lease obligation	(17)	(11)	(1)
Bad debt recoveries, net of provisions	(3)	(4)	(2)
Pension curtailment gain	—	—	(6)
Loss on early extinguishment of debt	—	1	18
Stock-based compensation	11	5	1
Deferred income taxes	20	10	68
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	(9)	(13)	7
Prepaids and other current assets	15	(17)	(4)
Accounts and drafts payable	21	5	8
Accrued advertising	11	14	(10)
Other accrued liabilities	(6)	(101)	(30)
Payment of interest on PIK notes	—	—	(103)
Other long-term assets and liabilities, net	(28)	11	6

Net cash provided by operating activities	243	110	67

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(350)	—
Proceeds from sale of available-for-sale securities	—	350	—
Payments for property and equipment	(178)	(87)	(85)
Proceeds from asset disposals and restaurant closures	27	22	18
Payments for acquired franchisee operations, net of cash acquired	(54)	(17)	(8)
Return of investment on direct financing leases	7	7	7
Other investing activities	(1)	(2)	1

Net cash used for investing activities	(199)	(77)	(67)

Cash flows from financing activities:
Proceeds from term debt and credit facility	50	1	2,143
Repayments of term debt, credit facility and capital leases	(56)	(131)	(2,329)
Payments for financing costs	—	—	(19)
Proceeds from sale of common stock, net of offering costs	—	—	399
Proceeds from stock option exercises	4	8	—
Dividends paid on common stock	(34)	(17)	(367)
Excess tax benefits from stock-based compensation	9	14	—
Repurchase of common stock	(35)	(2)	—

Net cash used for financing activities	(62)	(127)	(173)

Effect of exchange rates on cash and cash equivalents	14	5	—
Decrease in cash and cash equivalents	(4)	(89)	(173)
Cash and cash equivalents at beginning of year	170	259	432

Cash and cash equivalents at end of year	$166	$170	$259

Supplemental cashflow disclosures:
Interest paid(1)	$65	$61	$180
Income taxes paid(2)	$74	$151	$16
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$9	$8	$13

(1)	Amount for the year ended June 30, 2007 is net of $13 million received upon termination of interest rate swaps. Amount for the year ended June 30, 2006 included $103 million of interest paid on PIK notes.

(2)	Amount for the year ended June 30, 2007 includes $82 million in income taxes incurred, resulting from the realignment of the Company’s European and Asian businesses.

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Organization

Description of Business

Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King brand.

The Company generates revenues from three sources: (i) retail sales at Company restaurants; (ii) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees.

Restaurant sales are affected by the timing and effectiveness of the Company’s advertising, new products and promotional programs. The Company’s results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings and the acquisition of franchise restaurants, as well as variability of the weather. Restaurant sales are typically higher in the Company’s fourth and first fiscal quarters, which are the spring and summer months when weather is warmer, than in the Company’s second and third fiscal quarters, which are the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. The Company’s restaurant sales and Company restaurant margins are typically lowest during the Company’s third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year.

Organization

On December 13, 2002, Gramet Holding Corporation (“GHC”), a wholly-owned subsidiary of Diageo plc and the former parent of BKC, completed its sale of 100% of the outstanding common stock of BKC to Burger King Acquisition Corporation (“BKAC”). BKAC was established as an acquisition vehicle by private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”) for the purpose of acquiring BKC. BKAC was merged into BKC upon completion of the transaction (the “Transaction”), which was accounted for as a combination of entities under common control. The Transaction was accounted for using the purchase method of accounting, or purchase accounting, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”

Initial Public Offering and Secondary Offerings by the Sponsors

In May 2006, the Company completed its initial public offering of 25 million shares of common stock, $0.01 par value, at a per share price of $17, with net proceeds after transaction costs to the Company of approximately $392 million (the “IPO”). In connection with the IPO, the private equity funds controlled by the Sponsors sold an additional 3.75 million shares at $17 per share to settle the underwriters’ over-allotment option. Prior to the IPO, the Sponsors owned 104.7 million shares, or approximately 97%, of the Company’s outstanding common stock. After the completion of the IPO, the private equity funds controlled by the Sponsors owned approximately 76% of the Company’s outstanding common stock.

The private equity funds controlled by the Sponsors sold 22 million shares of common stock at a price of $22.00 per share in February/March 2007; 20.7 million shares of common stock at a price of $25.00 per share in November 2007; and 15 million shares of common stock at a price of $27.41 per share in May 2008 (collectively, the “secondary offerings”). As of June 30, 2008, the percentage ownership of the private equity funds controlled by the Sponsors was approximately 32%.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company has consolidated, in accordance with the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” one joint venture that operated restaurants where the Company was a 49% partner, but was deemed to be the primary beneficiary, as the joint venture agreement provided protection to the joint venture partner from absorbing expected losses. This joint venture was dissolved on June 30, 2008 and, effective July 1, 2008, these restaurants have been operated as Company restaurants. The results of operations of this joint venture are not material to the Company’s results of operations and financial position.

Correction of Immaterial Error Related to Prior Periods

During the year ended June 30, 2008, the Company identified an error related to its classification in the statement of cash flows of lease payments received under its direct financing leases. The Company determined that in accounting for such payments, it did not properly classify the portion of the lease payment representing the reduction in the net investment in the lease as cash flows from investing activities, as required by SFAS No. 95, “Statement of Cash Flows.” The Company reviewed the impact of this error on the prior periods in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods. However, the Company has corrected the statement of cash flows for each of the years ended June 30, 2007 and 2006 by increasing cash flows from investing activities and decreasing cash flows from operating activities by $7 million.

Concentrations of Risk

The Company’s operations include Company and franchise restaurants located in 71 countries and U.S. territories. Of the 11,565 restaurants in operation as of June 30, 2008, 1,360 were Company restaurants and 10,205 were franchise restaurants.

The Company has an operating agreement with a third party, Restaurant Services, Inc., or RSI, which acts as the exclusive purchasing agent for Burger King restaurants in the United States for the purchase of food, packaging, and equipment. These restaurants place purchase orders and receive products from distributors with whom, in most cases, RSI has service agreements. As of June 30, 2008, four distributors serviced approximately 85% of U.S. system restaurants. A subsidiary of RSI also purchases food and paper products for Company and franchise restaurants in Canada under a contract with the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

Foreign currency balance sheets are translated using the end of period exchange rates, and statements of income are translated at the average exchange rates for each period. The resulting translation adjustments to the balance sheets are recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

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

Auction Rate Securities Available for Sale

Auction rate securities represent long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process, which occurs every seven to 35 days, and are classified as available for sale securities. Since the auction rate securities have long-term maturity dates and there is no guarantee the holder will be able to liquidate its holding, they do not meet the definition of cash equivalents in SFAS No. 95 and, accordingly, are recorded as investments. There were no auction rate securities outstanding as of June 30, 2008 and 2007 and the Company did not purchase or sell auction rate securities during the year ended June 30, 2008.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its trade accounts receivable from franchisees based on a combination of factors, including the length of time the receivables are past due and the probability of collection from litigation or default proceedings, where applicable. The Company records a specific allowance for doubtful accounts in an amount required to adjust the carrying values of such balances to the amount that the Company estimates to be net realizable value. The Company writes off a specific account when (a) the Company enters into an agreement with a franchisee that releases the franchisee from outstanding obligations, (b) franchise agreements are terminated and the projected costs of collections exceed the benefits expected to be received from pursuing the balance owed through legal action, or (c) franchisees do not have the financial wherewithal or unprotected assets from which collection is reasonably assured.

Notes receivable represent loans made to franchisees arising from re-franchisings of Company restaurants, sales of property, and in certain cases when past due trade receivables from franchisees are restructured into an interest-bearing note. Trade receivables which are restructured to interest-bearing notes are generally already fully reserved, and as a result, are transferred to notes receivable at a net carrying value of zero. Notes receivable with a carrying value greater than zero are written down to net realizable value when it is probable or likely that the Company is unable to collect all amounts due under the contractual terms of the loan agreement, in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.”

Inventories

Inventories, totaling $16 million and $15 million as of June 30, 2008 and 2007, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying consolidated balance sheets.

Property and Equipment, net

Property and equipment, net, owned by the Company are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the estimated useful lives of the assets. Leasehold improvements to properties where the Company is the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement.

Leases

The Company accounts for leases in accordance with SFAS No. 13, “Accounting for Leases,” and other related authoritative literature. The Company defines lease term as the initial term of the lease, plus any renewals covered by bargain renewal options or that are reasonably assured of exercise because non-renewal would create an economic penalty. Once determined, lease term is used consistently by the Company for lease classification, rent expense recognition, amortization of leasehold improvements and minimum rent commitment purposes.

Assets acquired by the Company as lessee under capital leases are stated at the lower of the present value of future minimum lease payments or fair market value at the date of inception of the lease. Capital lease assets are depreciated using the straight-line method over the shorter of the useful life of the asset or the underlying lease term.

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

The Company records rent expense and income for operating leases that contain rent holidays or scheduled rent increases on a straight-line basis over the lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments.

Favorable and unfavorable operating leases were recorded as part of the Transaction (see Note 1) and subsequent acquisitions of franchise restaurants. The Company amortizes these favorable and unfavorable leases on a straight-line basis over the remaining term of the leases. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain in the consolidated statements of income.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the Company’s acquisitions of franchise restaurants, which are accounted for as business combinations in accordance with SFAS No. 141, “Business Combinations.” The Company’s indefinite-lived intangible asset consists of the Burger King brand (the “Brand”).

Goodwill and the Brand are not amortized, but are tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment test for goodwill requires the Company to compare the carrying value of a reporting unit (with assigned goodwill) to its fair value. The Company’s reporting units are its operating segments, as defined under SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information.” If the carrying value of the reporting unit exceeds its estimated fair value, the Company may be required to record an impairment charge to goodwill.

The impairment test for the Brand consists of a comparison of the carrying value of the Brand to its fair value on a consolidated basis, with impairment, if any, equal to the amount by which the carrying value exceeds its fair value.

The Company performs its goodwill and Brand impairment testing as of the beginning of its fourth fiscal quarter. No impairment charges resulted from these impairment tests for the years ended June 30, 2008, 2007 and 2006.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and acquired intangibles subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews long-lived assets for indicators of impairment. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, a significant under-performance relative to expected and/or historical results (two consecutive years of comparable restaurant sales decreases or two consecutive years of negative operating cash flows), significant negative industry or economic trends, or knowledge of transactions involving the sale of similar property at amounts below the carrying value. The impairment test for long-lived assets requires the Company to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, the Company must record an impairment charge equal to the excess, if any, of net carrying value over fair value.

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Definite-lived intangible assets, consisting primarily of franchise agreements and reacquired franchise rights, are grouped for impairment reviews at the country level. Other long-lived assets and related liabilities are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States, Canada, the U.K. and Germany. The operating market groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. Similarly, operating markets within the other foreign countries with large asset concentrations (the U.K. and Germany) are comprised of geographic regions within those countries (three in the U.K. and four in Germany). These operating market definitions are based upon the following primary factors:

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

In countries in which the Company has a smaller number of restaurants, most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, the Company has defined operating markets as the entire country in the case of The Netherlands, Spain, Italy, Mexico and China.

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

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

recognized in the statement of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for, and the Company has applied hedge accounting treatment.

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

Restricted investments:  Restricted investments, consisting of investment securities held in a rabbi trust to invest compensation deferred under the Company’s Executive Retirement Plan and fund future deferred compensation obligations, are carried at fair value, with net unrealized gains and losses recorded in the Company’s consolidated statements of income. The fair value of these investments securities are determined using market prices.

Debt, including current maturities:  The carrying value of variable rate term debt as of June 30, 2008 and 2007, determined using market prices, was $869 million and $872 million, respectively, which approximated fair value.

Revenue Recognition

Revenues include retail sales at Company restaurants and franchise and property revenues. Franchise revenues include royalties, and initial and renewal franchise fees. Property revenues include rental income from operating lease rentals and earned income on direct financing leases on property leased or subleased to franchisees. Retail sales at Company restaurants are recognized at the point of sale and royalties from franchisees are based on a percentage of retail sales reported by franchisees. Royalties are recognized when collectibility is reasonably assured. Initial franchise fees are recognized as revenue when the related restaurant begins operations. A franchisee may pay a renewal franchise fee and renew its franchise for an additional term. Renewal franchise fees are recognized as revenue upon receipt of the non-refundable fee and execution of a new franchise agreement. In accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue,” the cost recovery accounting method is used to recognize revenues for franchisees for whom collectibility is not reasonably assured. Rental income on operating lease rentals and earned income on direct financing leases are recognized when collectibility is reasonably assured.

Advertising and Promotional Costs

The Company expenses the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred.

Franchise restaurants and Company restaurants contribute to advertising funds managed by the Company in the United States and certain international markets where Company restaurants operate. Under the Company’s franchise agreements, contributions received from franchisees must be spent on advertising, marketing and related activities, and result in no gross profit recognized by the Company. Advertising expense, net of franchisee contributions, totaled $92 million for the year ended June 30, 2008, $88 million for the year ended June 30, 2007, and $74 million for the year ended June 30, 2006 and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are accounted for as a deferred liability, in accordance with SFAS No. 45, and are recorded in accrued advertising in the accompanying consolidated balance sheets.

Franchisees in markets where no Company restaurants operate contribute to advertising funds not managed by the Company. Such contributions and related fund expenditures are not reflected in the Company’s results of operations or financial position.

Income Taxes

The Company files a consolidated U.S. federal income tax return. Amounts in the financial statements related to income taxes are calculated using the principles of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more likely than not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is “more likely than not” that some portion or all of the deferred tax assets will not be recognized.

Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of nonqualified stock options and settlement of restricted stock awards.

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company had no material change to its unrecognized tax benefits as of July 1, 2007.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is consistent with that of basic earnings per share, while giving effect to all dilutive potential common shares that were outstanding during the period.

Stock-based Compensation

On July 1, 2006, the Company adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) superseded Accounting Standards Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and amended SFAS No. 95. Prior to the adoption of SFAS No. 123R, all stock option grants were accounted for under the recognition and measurement principles of APB No. 25. Accordingly, no stock-based compensation expense was recorded in the consolidated statements of income for stock options, as all stock options granted had an exercise price equal to the market value of the Company’s common stock on the date of grant. Under the pro-forma disclosure required by SFAS No. 123, compensation expense for stock options was measured using the minimum value method, as permitted under SFAS No. 123.

Stock options granted by the Company typically contain only a service condition for vesting. For performance-based restricted stock and restricted stock units and restricted stock units (“PBRS”) awards, vesting is based both on

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

a performance condition and a service condition. For awards granted subsequent to the Company’s adoption of SFAS No. 123R that have a cliff-vesting schedule, stock-based compensation cost is recognized ratably over the requisite service period. For awards with a graded vesting schedule, where the award vests in increments during the requisite service period, the Company has elected to record stock-based compensation cost over the requisite service period for the entire award, in accordance with the SFAS No. 123R.

Retirement Plans

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

The Company also maintains an Executive Retirement Plan (“ERP”) for all officers and senior management. Officers and senior management may elect to defer up to 50% of base pay once 401(k) limits are reached and up to 100% of incentive pay on a before-tax basis under the ERP. BKC provides a dollar-for-dollar match up to the first 6% of base pay. Additionally, the Company may make a discretionary contribution ranging from 0% to 6% based on the Company’s performance. The total deferred compensation liability related to the ERP was $20 million and $22 million at June 30, 2008 and 2007, respectively.

Effective July 1, 2007, the Company funded $22 million into a rabbi trust established to invest compensation deferred under the ERP and fund future deferred compensation obligations. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes and are classified as restricted investments within other assets, net in the Company’s consolidated balance sheets. The rabbi trust is required to be consolidated into the Company’s consolidated financial statements in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Prior to July 1, 2007, participants received a fixed return from the Company on amounts they deferred under the deferred compensation plan. Subsequent to July 1, 2007, participants receive returns on amounts they deferred under the deferred compensation plan based on investment elections they make.

The investment securities in the rabbi trust have been designated by the Company as trading in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are carried at fair value as restricted investments within other assets, net in the Company’s consolidated balance sheets, with unrealized trading gains and losses recorded in earnings. The fair value of the investment securities held in the rabbi trust was $20 million as of June 30, 2008. Net unrealized trading gains and losses, which totaled $1 million for the year ended June 30, 2008, are recorded in other operating (income) expense, net, in the Company’s consolidated statements of income. The financial impact on the Company’s consolidated statements of income from unrealized trading gains and losses on investments in the rabbi trust is completely offset by a corresponding change in compensation expense, which is reflected in selling, general and administrative expenses in the Company’s consolidated statements of income.

Amounts recorded in the consolidated statements of income representing the Company’s matching contributions to the Savings Plan and the ERP for the years ended June 30, 2008, 2007 and 2006 totaled $4 million for each year.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Stock-based Compensation

Prior to February 16, 2006, the date the Company filed a registration statement on Form S-1 with the SEC (for its IPO, which occurred on May 18, 2006) (the “Registration Statement”), the Company accounted for stock-based compensation in accordance with the intrinsic-value method of APB No. 25. Under the intrinsic value method of APB No. 25, stock options were granted at fair value, with no compensation cost being recognized in the financial statements over the vesting period. In addition, the Company issued restricted stock units under APB No. 25 and recognized compensation cost over the vesting period of the awards. Under the pro forma disclosure required by SFAS No. 123, compensation expense for stock options was measured by the Company using the minimum value method, which assumed no volatility in the Black-Scholes model used to calculate the option’s fair value.

As a result of filing the Registration Statement, the Company transitioned from a non-public entity to a public entity under SFAS No. 123R. Since the Company applied SFAS No. 123 pro forma disclosure for stock options using the minimum value method prior to becoming a public entity, SFAS No. 123R required that the Company adopt SFAS 123R using a combination of the prospective and modified prospective methods. The Company was required to apply the prospective method for those stock options granted prior to the Company filing the Registration Statement, as the Company used the minimum value method for these awards for disclosure under SFAS No. 123. Under the prospective method, any unrecognized compensation cost relating to these stock options was required to be recognized in the financial statements subsequent to the adoption of SFAS No. 123R, using the same method of recognition and measurement originally applied to these options. Since no compensation cost was recognized by the Company in the financial statements for these stock options under APB No. 25, no compensation cost has been or will be recognized for these stock options after the Company’s adoption of SFAS No. 123R on July 1, 2006, unless such options are modified. For stock options granted subsequent to the filing of the Registration Statement, but prior to the SFAS No. 123R adoption date of July 1, 2006, the Company was required to apply the modified prospective method, in which compensation expense was recognized for any unvested portion of the awards granted between the filing of the Registration Statement and the adoption date of SFAS No. 123R over the remaining vesting period of the awards commencing on July 1, 2006.

On July 1, 2006, the Company adopted SFAS No. 123R, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. Due to the Company’s use of the minimum value method discussed above and also because the value used to measure stock compensation expense for nonvested shares is the same for APB No. 25 and SFAS No. 123R, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income.

Non-qualified stock option awards (“stock options”) granted by the Company expire 10 years from the grant date and generally vest ratably over a four to five-year service period commencing on the grant date. In August 2007, the Company granted stock options covering approximately 1.2 million shares to eligible employees. Nonvested shares granted by the Company consist of restricted stock and restricted stock units (“RSU’s”), PBRS and deferred shares issued to non-employee members of the Company’s Board of Directors. RSU’s generally vest ratably over a two to five year service period commencing on the grant date. In August 2007, the Company granted PBRS awards covering approximately 0.4 million shares of common stock to eligible employees. The amount granted to each employee was based on the Company achieving 100% of a performance target for the year ended June 30, 2008. The PBRS primarily have a three or four-year vesting period, which includes the one-year performance period.

The Company recorded $11 million and $5 million of stock-based compensation expense in the years ended June 30, 2008 and 2007, respectively. Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from stock-based compensation as operating cash flows. In accordance with SFAS No. 123R, tax benefits from stock-based compensation of $9 million and $14 million in the years ended June 30, 2008 and 2007, respectively, were reported as financing cash flows.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Equity Incentive Plan and 2006 Omnibus Incentive Plan

The Company’s Equity Incentive Plan and 2006 Omnibus Incentive Plan (collectively, “the Plans”) permit the grant of stock-based compensation awards including stock options, RSU’s, deferred shares and PBRS to participants for up to 20.8 million shares of the Company’s common stock. Awards are granted with an exercise price or market value equal to the closing price of the Company’s common stock on the date of grant. The number of shares available to be granted under the Plans totaled approximately seven million, as of June 30, 2008. The Company satisfies share-based exercises and vesting through the issuance of authorized but previously unissued shares of the Company’s stock or treasury shares. Nonvested shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

Under the Company’s compensation program for the Board of Directors, non-employee directors receive an annual grant of deferred shares of the Company’s common stock and may also elect to receive their quarterly retainer and Committee fees in deferred shares in lieu of cash. The annual grant vests in quarterly installments over a one-year period on the first day of each calendar quarter following the grant date, and the deferred shares granted in lieu of cash are fully vested on the grant date. The deferred shares will settle and shares of common stock will be issued at the time the non-employee director no longer serves on the Board of Directors.

Stock-based compensation expense for stock options is estimated on the grant date using a Black-Scholes option pricing model. The Company’s specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are discussed below. Additionally, under SFAS No. 123R the Company is required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could be affected by changes in the Company’s assumptions or changes in market conditions.

In connection with the adoption of SFAS No. 123R, the Company has determined the expected term of stock options granted using the simplified method as discussed in Section D, Certain Assumptions Used in Valuation Methods, of SEC Staff Accounting Bulletin (“SAB”) No. 107. Based on the results of applying the simplified method, the Company has determined that 6.25 years is an appropriate expected term for awards with four-year graded vesting and 6.50 years for awards with five-year grading vesting.

Upon the adoption of SFAS No. 123R, the Company utilized a volatility assumption in the option pricing model to calculate the grant date fair value of stock options. However, as a newly public company, the Company had previously elected, for stock options granted subsequent to the adoption of SFAS No. 123R, to base the estimate of the expected volatility of its common stock for the Black-Scholes model solely on the historical volatility of a group of its peers, as permitted under SFAS No. 123R and SAB No. 107. Beginning in 2008, the Company determined it had sufficient information regarding the historical volatility of its common stock price and implied volatility of its exchange-traded options to incorporate a portion of these volatilities into the calculation of expected volatility used in the Black-Scholes model, in addition to the historical volatility of a group of its peers.

The fair value of each stock option granted under the Plans during the years ended June 30, 2008 and 2007, was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	Years Ended June 30,
	2008	2007

Risk-free interest rate	3.17% - 4.40%	4.49% - 5.34%
Expected term (in years)	6.25 - 6.50	6.25 - 6.50
Expected volatility	29.35%	33.01%
Expected dividend yield	0.88% - 1.07%(2)	0.00% - 1.20%(1)

(1)	Weighted average 0.54%

(2)	Weighted average 1.07%

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of stock option activity under the Plans as of and for the year ended June 30, 2008 is as follows:

				Weighted Average
	Total	Weighted	Total	Remaining
	Number of	Average	Intrinsic	Contractual Term
	Options	Exercise Price	Value	(Yrs)
	(In 000’s)		(In 000’s)

Options outstanding as of July 1, 2007	5,251	$9.28	$89,593	—
Granted	1,287	$23.60	—	—
Forfeited	(430)	$13.51	—	—
Exercised	(675)	$5.25	—	—
Cancelled	(8)	$7.21	—	—

Options outstanding as of June 30, 2008	5,425	$12.89	$75,446	7.15

Options exercisable as of June 30, 2008	2,147	$8.22	$39,872	6.25

The weighted average grant date fair value of stock options granted was $7.99 and $6.71 in the years ended June 30, 2008 and 2007, respectively. The total intrinsic value of stock options exercised was $14 million and $31 million in the years ended June 30, 2008 and 2007, respectively.

For the years ended June 30, 2008 and 2007, proceeds from stock options exercised were $4 million and $9 million, respectively, and actual tax benefits realized for tax deductions from stock options exercised were $9 million and $14 million, respectively.

A summary of nonvested share activity under the Plans, which includes RSU’s, Deferred Stock Awards, and PBRS awards, as of and for the year ended June 30, 2008 is as follows:

		Weighted
		Average
	Total	Grant
	Number of	Date Fair
	Nonvested Shares	Value
	(In 000’s)

Nonvested shares outstanding as of July 1, 2007	1,353	$10.02
Granted	616	$23.95
Vested & settled	(543)	$2.71
Forfeited	(120)	$17.78

Nonvested shares outstanding as of June 30, 2008	1,306	$18.74

Nonvested shares unvested as of June 30, 2008	1,224	$18.82

The weighted average grant date fair value of grants during the year ended June 30, 2007, was $14.36. The total intrinsic value of grants which have vested and settled was $14 million and $7 million in the years ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was $27 million of total unrecognized compensation cost related to stock options and nonvested shares granted under the Plans. That cost is expected to be recognized in the Company’s financial statements over a weighted-average period of 1.9 years.

For the years ended June 30, 2008 and 2007, the fair value of shares withheld by the Company to meet employees’ minimum statutory withholding tax requirements on the settlement of RSU’s was $4 million and $2 million, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Acquisitions, Closures and Dispositions

Acquisitions

All acquisitions of franchise restaurants are accounted for using the purchase method of accounting under SFAS No. 141 and guidance under EITF Issue No. 04-1, “Accounting for Pre-existing Relationships between parties to a Business Combination.” These acquisitions are summarized as follows (in millions, except for number of restaurants):

	Years Ended June 30,
	2008	2007	2006

Number of restaurants acquired	83	64	50
Prepaids and other current assets	$1	$1	$—
Property and equipment, net	13	10	5
Goodwill and other intangible assets	48	12	7
Assumed liabilities	(8)	(6)	(4)

Total purchase price	$54	$17	$8

The purchase price allocations for the acquisitions completed during the three months ended June 30, 2008, are subject to final adjustment.

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and sales of Company restaurants to franchisees, referred to as “refranchisings,” and are recorded in other operating (income) expenses, net in the accompanying consolidated statements of income (See Note 19). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

	Years Ended June 30,
	2008	2007	2006

Number of restaurant closures	29	24	14
Number of refranchisings	38	15	6
Net loss (gain) on restaurant closures, refranchisings and dispositions of assets	$(10)	$(5)	$(3)

Included in the net gain on restaurant closures, refranchisings and dispositions of assets for the year ended June 30, 2008 is a $9 million gain from the refranchising of Company restaurants, primarily in Germany. Included in the net gain on restaurant closures, refranchisings and dispositions of assets for the year ended June 30, 2007 is a $5 million gain from the sale of an investment in a non-consolidated joint venture.

Note 5.	Franchise Revenues

Franchise revenues consist of the following (in millions):

	Years Ended June 30,
	2008	2007	2006

Franchise royalties	$513	$438	$401
Initial franchise fees	13	12	10
Other	11	10	9

Total	$537	$460	$420

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS No. 45, the Company deferred the recognition of revenues totaling $1 million, $3 million, and less than $1 million during the years ended June 30, 2008, 2007 and 2006, respectively. In addition, the Company had recoveries of previously deferred revenues totaling $2 million for each of the years ended June 30, 2008 and 2007 and $1 million during the year ended June 30, 2006.

Note 6.	Trade and Notes Receivable, Net

Trade and notes receivable, net, consists of the following (in millions):

	As of June 30,
	2008	2007

Trade accounts receivable	$157	$149
Notes receivable, current portion	5	5

	162	154
Allowance for doubtful accounts	(23)	(29)

Total, net	$139	$125

The change in allowances for doubtful accounts is as follows:

	Years Ended June 30,
	2008	2007	2006

Beginning balance	$29	$32	$29
(Recoveries) provision for doubtful accounts, net	(3)	(4)	(2)
Write-offs and transfers (to) from notes receivable	(3)	1	5

Ending balance	$23	$29	$32

Note 7.	Property and Equipment, Net

Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

		As of June 30,
		2008	2007

Land		$389	$372
Buildings and improvements	(up to 40 years)	634	575
Machinery and equipment	(up to 18 years)	279	259
Furniture, fixtures, and other	(up to 10 years)	122	107
Construction in progress		86	28

		1,510	1,341
Accumulated depreciation and amortization		(549)	(462)

Property and equipment, net		$961	$879

Depreciation and amortization expense on property and equipment totaled $117 million, $111 million and $109 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Buildings and improvements include assets under capital leases of $79 million and $73 million as of June 30, 2008 and 2007, respectively. Machinery and equipment include assets under capital leases of $4 million as of June 30, 2008 and 2007. Accumulated depreciation related to these assets totaled $33 million and $29 million as of June 30, 2008 and 2007, respectively.

Construction in progress represents new restaurant construction, reimaging (demolish and rebuild) and remodeling of existing and acquired restaurants.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Intangible Assets, Net and Goodwill

The Burger King Brand, which had a carrying value of $935 million and $906 million as of June 30, 2008 and 2007, respectively, is the Company’s only indefinite-lived intangible asset. The increase in the net carrying value of the Brand is attributable to a $38 million impact from foreign currency translation on the value of the Brand recorded in the Company’s EMEA/APAC reporting segment, partially offset by a $7 million reduction in the tax valuation allowances and $2 million adjustment to deferred income taxes related to the Brand which were recorded and applied against the Brand in accordance with SFAS No. 109 (See Note 14). Goodwill had a carrying value of $27 million and $23 million as of June 30, 2008 and 2007, respectively. The increase in goodwill of $4 million is attributable to acquisitions during the year ended June 30, 2008.

The table below presents intangible assets subject to amortization, along with their useful lives (in millions):

		As of June 30,
		2008	2007

Franchise agreements	up to 26 years	$110	$74
Favorable leases	up to 20 years	36	27

		146	101
Accumulated amortization		(26)	(21)

Net carrying amount		$120	$80

Amortization expense of franchise agreements totaled $3 million for each of the years ended June 30, 2008, 2007 and 2006. The amortization of favorable leases totaled $2 million for the years ended June 30, 2008 and 2007, respectively, and $4 million for the year ended 2006. The $36 million increase in the value of franchise agreements in 2008 is attributable to the recorded value of reacquired franchise rights, in accordance with EITF Issue No. 04-1, in connection with the acquisition of franchise restaurants in 2008. The $9 million increase in the value of favorable leases is also attributable to the acquisition of franchise restaurants in the year ended June 30, 2008.

As of June 30, 2008, estimated future amortization expense of intangible assets subject to amortization for each of the years ended June 30, 2009, 2010, 2011, 2012 and 2013 is $7 million and $85 million thereafter.

Note 9.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Years Ended June 30,
	2008	2007	2006

Numerator:
Numerator for basic and diluted earnings per share:
Net income	$189,806,833	$148,123,057	$27,401,649

Denominator:
Weighted average shares — basic	135,138,662	133,912,509	110,327,949
Effect of dilutive securities	2,475,534	2,841,264	4,362,636

Weighted average shares — diluted	137,614,196	136,753,773	114,690,585

Basic earnings per share	$1.40	$1.11	$0.24
Diluted earnings per share	$1.38	$1.08	$0.24

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For the years ended June 30, 2008, 2007 and 2006 there were 0.8 million, 1.4 million and 1.2 million anti-dilutive stock options outstanding, respectively.

Note 10.	Other Accrued Liabilities and Other Deferrals and Liabilities

Included in other accrued liabilities as of June 30, 2008 and 2007, were accrued payroll and employee-related benefit costs totaling $84 million and $99 million, respectively, and income taxes payable of $14 million and $17 million, respectively.

Included in other deferrals and liabilities as of June 30, 2008 and 2007, were accrued pension liabilities of $50 million and $45 million, respectively; casualty insurance reserves of $28 million and $26 million, respectively; retiree health benefits of $21 million in each period ended; and liabilities for unfavorable leases of $190 million and $209 million, respectively.

Note 11.	Long-Term Debt

Long-term debt is comprised of the following:

	As of June 30,
	2008	2007

Term Loan A	$153	$162
Term Loan B-1	666	707
Revolving Credit Facility	50	—
Other	2	3

Total debt	871	872
Less: current maturities of debt	(2)	(1)

Total long-term debt	$869	$871

In July 2005, the Company entered into a $1.15 billion credit agreement, which consisted of a $150 million revolving credit facility, a $250 million term loan (“Term Loan A”) and a $750 million term loan (“Term Loan B”). The Company utilized $1 billion in proceeds from Term Loan A and Term Loan B, $47 million from the revolving credit facility, and cash on hand to repay in full BKC’s existing term loan, payment-in-kind (“PIK”) notes issued in connection with the Transaction, and $16 million in financing costs associated with the new facility. In the first quarter of the year ended June 30, 2006, the Company repaid the $47 million outstanding balance on the revolving credit facility. The unamortized balance of deferred financing costs, totaling $13 million, related to the existing term loan was recorded as a loss on early extinguishment of debt in the accompanying consolidated statement of income for the year ended June 30, 2006.

In February 2006, the Company amended and restated its $1.15 billion secured credit facility (“amended facility”) to replace the existing $750 million Term Loan B with a new Term Loan B-1 (“Term Loan B-1”) in an amount of $1.1 billion. As a result of this refinancing, the Company received net proceeds of $347 million which, in addition to cash on hand, was used to make a $367 million dividend payment to the holders of the Company’s common stock and a one-time compensatory make-whole payment of $33 million to holders of options and restricted stock units of the Company (See Note 17). The Company recorded deferred financing costs of $3 million in connection with the amended facility and recorded a $1 million write-off of deferred financing costs relating to Term Loan B, which was recorded as a loss on early extinguishment of debt in the consolidated statement of income for the year ended June 30, 2006.

In May 2006, the Company utilized a portion of the $392 million in net proceeds received from the IPO to prepay $350 million of principal on the Term Loan A and Term Loan B-1. As a result of this prepayment, the

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company recorded a $4 million write-off of deferred financing fees as a loss on the early extinguishment of debt in the accompanying consolidated statement of income for the year ended June 30, 2006.

As of June 30, 2008 and 2007, the balance of deferred financing costs related to the revolving credit facility, Term Loan A and Term Loan B-1 was $7 million and $9 million, respectively, and is being amortized as a component of interest expense using the effective interest method.

The interest rate under Term Loan A and the revolving credit facility is, at the Company’s option, either (a) the greater of the federal funds effective rate plus 0.50% or the prime rate (“ABR”), plus a rate not to exceed 0.75%, which varies according to the Company’s leverage ratio or (b) LIBOR plus a rate not to exceed 1.75%, which varies according to Company’s leverage ratio. The interest rate for Term Loan B-1 is, at the Company’s option, either (a) ABR, plus a rate of 0.50% or (b) LIBOR plus 1.50%, in each case so long as the Company’s leverage ratio remains at or below certain levels (but in any event not to exceed 0.75% in the case of ABR loans and 1.75% in the case of LIBOR loans). The weighted average interest rates related to the Company’s term debt was 6.0% and 6.9% for the years ended June 30, 2008 and June 30, 2007, respectively, which included the impact of interest rate swaps on 56% and 57% of the Company’s term debt, respectively, (See Note 12).

The amended credit facility contains certain customary financial and non-financial covenants. These covenants impose restrictions on additional indebtedness, liens, investments, advances, guarantees and mergers and acquisitions. These covenants also place restrictions on asset sales, sale and leaseback transactions, dividends, payments between the Company and its subsidiaries and certain transactions with affiliates.

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

The amended facility also allows the Company to make dividend payments, subject to certain covenant restrictions. As of June 30, 2008, the Company believes it was in compliance with the financial covenants of the amended credit facility.

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

During the year ended June 30, 2008, the Company prepaid $50 million of term debt, of which $9 million related to the Term Loan A and $41 million related to Term Loan B-1 and borrowed $50 million under the revolving credit facility. As of June 30, 2008, the next scheduled principal payment on term debt is the June 30, 2009 principal payment of $2 million on Term Loan A. The level of required principal repayments increases over time thereafter. The maturity dates of Term Loan A, Term Loan B-1, and amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The aggregate maturities of long-term debt, including the Term Loan A, Term Loan B-1 and other debt as of June 30, 2008, are as follows (in millions):

Year Ended June 30,

2009	$2
2010	63
2011	138
2012	667
2013	—
Thereafter	1

$871

As of June 30, 2008, there was $50 million outstanding under the revolving credit facility and $27 million of irrevocable standby letters of credit outstanding, which reduced the amount available under the revolving credit facility to $73 million as of June 30, 2008. BKC incurs a commitment fee on the unused revolving credit facility at the rate of 0.50% multiplied by the unused portion.

The Company also has lines of credit with foreign banks, which can also be used to provide guarantees, in the amounts of $4 million and $5 million as of June 30, 2008 and 2007, respectively. The Company had zero and $2 million of guarantees issued against these lines of credit as of June 30, 2008 and 2007, respectively.

Note 12.	Derivative Instruments

Interest Rate Swaps

As of June 30, 2008, the Company had receive-variable, pay-fixed interest rate swap contracts outstanding with a notional value of $655 million, a net increase of $215 million from June 30, 2007, reflecting swap contracts that matured in September 2007 with a notional value of $60 million offset by new swap contracts that were entered into in January 2008 and which became effective in March 2008 with an aggregate notional value of $275 million. The swaps are being used to hedge 75% of the Company’s forecasted LIBOR-based interest payments on variable rate debt (hedged forecasted transaction). The Company has designated the swaps as cash flow hedges under SFAS No. 133. At June 30, 2008, the fair values of these swaps are reflected in both other assets and other deferrals and liabilities, with an offsetting unrealized gain and loss, respectively, in accumulated other comprehensive income (“AOCI”), in the Company’s consolidated balance sheets.

Related to the change in value of these swaps, the Company recognized $2 million into earnings as additional interest expense and $1 million as a reduction of interest expense for the years ended June 30, 2008 and 2007, respectively. There was no ineffectiveness recorded in earnings during the years ended June 30, 2008, 2007 and 2006, related to these swaps.

In September 2006, the Company settled swaps that had been designated as a cash flow hedge, which had an aggregate fair value of $12 million, and terminated the hedge. This balance is recognized into earnings as a reduction of interest expense over the remaining term of debt underlying the terminated hedge. During the years ended June 30, 2008 and 2007, $2 million and $6 million, respectively, were recognized into pretax earnings as a reduction to interest expense in the Company’s consolidated statements of income.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts as economic hedges to offset the impact on earnings from the remeasurement of outstanding balances of intercompany loans denominated in foreign currencies. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loans resulting from a change in foreign currency exchange rates. The change in fair

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

value of the forward contracts, together with the remeasurement gains and losses on the intercompany loans, are recorded in other operating (income) expense, net in the Company’s consolidated statements of income.

During the years ended June 30, 2008, 2007 and 2006, the Company recorded gains of $56 million, $23 million and $6 million, respectively, from the remeasurement of the outstanding balances of intercompany loans. These gains were partially offset by losses of $56 million, $16 million and $5 million, respectively, during the same periods, from the change in the fair value of the forward contracts. The net activity for each period represents the portion of the change in fair value of the forward currency contracts attributable to the difference in spot and contract forward rates.

Note 13.	Interest Expense

Interest expense consists of the following (in millions):

	Years Ended June 30,
	2008	2007	2006

Term loans and PIK Notes	$56	$63	$72
Capital lease obligations	11	10	9

Total	$67	$73	$81

As discussed in Note 11, the Company had $7 million and $9 million of unamortized deferred financing costs at June 30, 2008 and 2007, respectively. These fees are classified in other assets, net and are amortized over the term of the debt into interest expense on term debt using the effective interest method.

Note 14.	Income Taxes

Income before income taxes, classified by source of income, is as follows (in millions):

	Years Ended June 30,
	2008	2007	2006

Domestic	$245	$217	$79
Foreign	48	6	1

Income before income taxes	$293	$223	$80

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	Years Ended June 30,
	2008	2007	2006

Current:
Domestic
Federal	$65	$52	$(16)
State, net of federal income tax benefit	8	5	(1)
Foreign	10	8	2

	83	65	(15)

Deferred:
Domestic
Federal	10	8	50
State, net of federal income tax benefit	1	—	5
Foreign	9	2	13

	20	10	68

Total	$103	$75	$53

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Years Ended June 30,
	2008	2007	2006

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	2.1	2.8
Costs/(Benefit) and taxes related to foreign operations	7.4	(1.5)	12.4
Foreign tax rate differential	(5.3)	(2.0)	(1.3)
Foreign exchange differential on tax benefits	(0.6)	(1.5)	(1.9)
Change in valuation allowance	(3.1)	3.1	0.9
Change in accrual for tax uncertainties	(0.1)	(2.0)	18.4
Other	(0.7)	0.4	—

Effective income tax rate	35.2%	33.6%	66.3%

The Company’s effective tax rate was 35.2% for the fiscal year ended June 30, 2008, primarily as a result of the resolution of federal, state and international audits, dissolution of a foreign partnership, and changes in state and foreign tax law. The Company’s effective tax rate was 33.6% for the fiscal year ended June 30, 2007, primarily as a result of the tax benefits realized from an operational realignment of the Company’s European and Asian businesses, and from the reduction in tax accruals due to the resolution of certain tax audit matters.

Income tax expense includes a decrease in valuation allowance related to deferred tax assets in foreign countries of $7 million for the year ended June 30, 2008, and an increase for the years ending June 30, 2007 and 2006 of $5 million, and $1 million, respectively. The decrease in valuation allowance for the year ended June 30, 2008 is a result of foreign structural changes and other deferred tax assets being realized.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	Years Ended June 30,
	2008	2007	2006

Income tax expense from continuing operations	$103	$75	$53
Interest rate swaps in accumulated other comprehensive income (loss)	(4)	(6)	10
Pension liability in accumulated other comprehensive income (loss)	(4)	4	2
Adjustments to deferred income taxes related to Brand	(2)	—	(6)
Adjustments to the valuation allowance related to Brand	(7)	(3)	(12)
Stock option tax benefit in additional paid-in capital	9	14	7

	$95	$84	$54

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	Years Ended June 30,
	2008	2007	2006

Deferred income tax expense (exclusive of the effects of components listed below)	$20	$5	$64
Change in valuation allowance, net of amounts allocated as adjustments to purchase accounting	(7)	5	1
Change in effective state income tax rate	—	(2)	—
Change in effective foreign income tax rate	7	2	3

Total	$20	$10	$68

Deferred tax assets and liabilities at the date of the Transaction were recorded based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authorities. At the date of a change in management’s best estimate, deferred tax assets and liabilities are adjusted to reflect the revised tax basis. Pursuant to SFAS No. 109, certain adjustments to deferred taxes and reductions of valuation allowances established in purchase accounting would be applied as an adjustment to the Company’s intangible assets. Approximately $52 million of valuation allowance, if realized, will be applied to reduce intangible assets.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of June 30,
	2008	2007

Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$16	$21
Accrued employee benefits	44	30
Unfavorable leases	82	92
Liabilities not currently deductible for tax	52	52
Tax loss and credit carryforwards	88	78
Property and equipment, principally due to differences in depreciation	72	72
Other	1	3

	355	348
Valuation allowance	(88)	(98)

	267	250
Less deferred tax liabilities:
Intangible assets	226	221
Leases	47	48

	273	269

Net deferred tax liability	$6	$19

For the year ended June 30, 2008, the valuation allowance decreased by $10 million. The decrease in valuation allowance is a result of foreign structural changes and other deferred tax assets being realized.

Changes in valuation allowance are as follows:

	Years Ended June 30,
	2008	2007	2006

Beginning balance	$98	$89	$78
Change in estimates recorded to deferred income tax expense	(7)	5	1
Change in estimates in valuation allowance recorded to intangible assets	(7)	(3)	(12)
Change due to deferred tax assets that are fully reserved	—	—	20
Change from foreign currency exchange rates	5	7	2
Other	(1)	—	—

Ending balance	$88	$98	$89

The Company has no Federal loss carryforwards in the United States and has State loss carryforwards of $11 million, expiring between 2009 and 2027. In addition, the Company has foreign loss carryforwards of $177 million expiring between 2009 and 2028, and foreign loss carryforwards of $162 million that do not expire. As of June 30, 2008, the Company has a foreign tax credit carryforward balance of $33 million.

Deferred taxes have not been provided on basis differences related to investments in foreign subsidiaries. These differences consist primarily of $77 million of undistributed earnings, which are considered to be permanently reinvested in the operations of such subsidiaries outside the United States. Determination of the deferred income tax liability on these unremitted earnings is not practicable. Such liability, if any, depends on circumstances existing if and when remittance occurs.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As discussed in Note 2, the Company adopted FIN 48 effective July 1, 2007. Upon adoption, the Company had no material change to its unrecognized tax benefits as of July 1, 2007. The amount of unrecognized tax benefits at July 1, 2007 was approximately $22 million which, if recognized, would affect the effective income tax rate.

The Company had $23 million of unrecognized tax benefits at June 30, 2008, which if recognized, would affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance upon adoption at June 30, 2007	$22
Additions on tax position related to the current year	4
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(4)
Reductions for settlements	—
Reductions due to statute expiration	(1)

Balance at June 30, 2008	$23

During the twelve months beginning July 1, 2008, it is reasonably possible the Company will reduce unrecognized tax benefits by a range of approximately $4 to $8 million, primarily as a result of the expiration of certain statutes of limitations and the completion of certain tax audits. Any increases in unrecognized tax benefits will result primarily from tax positions expected to be taken on tax returns for 2009.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2008 was $4 million, which was included as a component of the $23 million unrecognized tax benefit noted above. Potential interest and penalties associated with uncertain tax positions recognized during the year ended June 30, 2008 were $2 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally the Company is subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions are individually material. The Company is currently under audit by the U.S. Internal Revenue Service for the year ended June 30, 2006. The Company also has various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.

Note 15.	Related Party Transactions

In connection with the Company’s acquisition of BKC, the Company entered into a management agreement with the Sponsors for monitoring the Company’s business through board of director participation, executive team recruitment, interim senior management services and other services consistent with arrangements with private equity funds (“the management agreement”). Pursuant to the management agreement, the Company was charged a quarterly fee not to exceed 0.5% of the prior quarter’s total revenues. The Company incurred management fees and reimbursable out-of-pocket expenses under the management agreement totaling $9 million for the year ended June 30, 2006. In May 2006, the Company paid a termination fee totaling $30 million to the Sponsors to terminate the management agreement upon the completion of the IPO. These fees and reimbursable out-of-pocket expenses were recorded within fees paid to affiliates in the accompanying consolidated statements of income.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In connection with the July 2005 refinancing described in Note 11 above, the Company repaid the PIK notes payable to the private equity funds controlled by the Sponsors. Interest of $2 million accrued prior to the repayment was reflected in the Company’s statement of income during the year ended June 30, 2006.

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

For each of the years ended June 30, 2008 and 2007, the Company paid $1 million in registration expenses relating to the secondary offerings (See Note 1). This amount included registration and filing fees, printing fees, external accounting fees, all reasonable fees and disbursements of one law firm selected by the Sponsors and all expenses related to the road show for the secondary offerings.

Note 16.	Leases

As of June 30, 2008, the Company leased or subleased 1,096 restaurant properties to franchisees and non-restaurant properties to third parties under capital and operating leases. The building and leasehold improvements of the leases with franchisees are usually accounted for as direct financing leases and recorded as a net investment in property leased to franchisees, while the land is recorded as operating leases. Most leases to franchisees provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms generally range from 10 to 20 years. The franchisees bear the cost of maintenance, insurance and property taxes.

Property and equipment, net leased to franchisees and other third parties under operating leases was as follows (in millions):

	As of June 30,
	2008	2007

Land	$201	$197
Buildings and improvements	95	85
Restaurant equipment	12	3

	308	285
Accumulated depreciation	(35)	(29)

	$273	$256

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net investment in property leased to franchisees and other third parties under direct financing leases was as follows (in millions):

	As of June 30,
	2008	2007

Future minimum rents to be received	$306	$330
Estimated unguaranteed residual value	4	4
Unearned income	(166)	(183)
Allowance on direct financing leases	(1)	(1)

	143	150
Current portion included within trade receivables	(8)	(8)

Net investment in property leased to franchisees	$135	$142

In addition, the Company is the lessee on land, building, equipment, office space and warehouse leases, including 153 restaurant buildings under capital leases. Initial lease terms are generally 10 to 20 years. Most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

As of June 30, 2008, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts
	Direct		Lease Commitments
	Financing	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2009	$29	$65	$15	$171
2010	29	62	15	162
2011	28	57	15	150
2012	26	52	14	138
2013	26	49	14	130
Thereafter	168	317	81	780

Total	$306	$602	$154	$1,531

The Company’s total minimum obligations under capital leases are $154 million and $140 million as of June 30, 2008 and 2007, respectively. Of these amounts, $78 million and $69 million represents interest as of June 30, 2008 and 2007, respectively. The remaining balance of $76 million and $71 million is reflected as capital lease obligations recorded in the Company’s consolidated balance sheet, of which $5 million and $4 million is classified as current portion of long-term debt and capital leases as of June 30, 2008 and 2007, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Years Ended June 30,
	2008	2007	2006

Rental income:
Minimum	$79	$76	$74
Contingent	21	16	14

Total rental income	100	92	88
Earned income on direct financing leases	22	24	24

Total property revenues	$122	$116	$112

Rent expense associated with the lease commitments is as follows (in millions):

	Years Ended June 30,
	2008	2007	2006

Rental expense:
Minimum	$150	$155	$151
Contingent	7	7	6
Amortization of favorable and unfavorable leases	(24)	(25)	(24)

Total rental expense	$133	$137	$133

Favorable leases are amortized over a period of up to 20 years, with amortization expense included in occupancy and other operating costs and property expenses in the consolidated statements of income. Unfavorable leases are amortized over a period of up to 20 years as a reduction in occupancy and other operating costs and property expenses in the consolidated statements of income.

Amortization of favorable leases totaled $2 million for each of the years ended June 30, 2008 and 2007 and $4 million for the year ended June 30, 2006. Amortization of unfavorable leases totaled $26 million, $27 million and $28 million for the years ended June 30, 2008, 2007 and 2006, respectively.

Favorable leases, net of accumulated amortization totaled $25 million and $17 million as of June 30, 2008 and June 30, 2007, respectively, and are classified as intangible assets in the accompanying consolidated balance sheets (See Note 8). Unfavorable leases, net of accumulated amortization totaled $190 million and $209 million as of June 30, 2008 and June 30, 2007, respectively, and are classified within other deferrals and liabilities in the accompanying consolidated balance sheets.

As of June 30, 2008, estimated future amortization expense of favorable lease contracts subject to amortization for each of the years ended June 30 is $2 million in 2009, 2010, 2011, 2012 and 2013 and $15 million thereafter. As of June 30, 2008, estimated future amortization expense of unfavorable lease contracts subject to amortization for each of the years ended June 30 is $22 million in 2009, $21 million in 2010, $19 million in 2011, $17 million in 2012, $16 million in 2013 and $95 million thereafter.

Note 17.	Stockholders’ Equity

Capital Stock

In connection with the IPO as described in Note 1, the Board of Directors of the Company (1) authorized an increase in the number of shares of the Company’s common stock, par value $0.01 per share, to 300 million shares, (2) authorized a 26.34608 to 1 stock split on common stock and (3) authorized 10 million shares of a new class of preferred stock, with a par value of $0.01 per share. As of June 30, 2008, no shares of preferred stock were issued or

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

outstanding. All shares in the accompanying consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Dividends Paid and Return of Capital

During the year ended June 30, 2008, the Company declared four quarterly cash dividends of $0.0625 per share on its common stock. Total dividends paid by the Company during the year ended June 30, 2008 was $34 million.

During the year ended June 30, 2007, the Company declared two quarterly cash dividends of $0.0625 per share on its common stock. Total dividends paid by the Company during the year ended June 30, 2007 was $17 million.

On February 21, 2006, the Company paid a dividend of $367 million, or $3.42 per issued and outstanding share, to holders of record of the Company’s common stock on February 9, 2006, including members of senior management (“special dividend”). The payment of the special dividend was financed primarily from proceeds of the amended facility (see Note 11) and was recorded as a cash dividend of $100 million ($0.93 per share) charged to the Company’s historical cumulative retained earnings through the dividend date, and as a return of capital of $267 million ($2.49 per share) charged to additional paid-in capital in the accompanying consolidated statement of stockholders’ equity and other comprehensive income for the year ended June 30, 2006.

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

Pension Benefits

The Company sponsors noncontributory defined benefit pension plans for its salaried employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom and Germany (the “International Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date. As a result, the Company recognized a curtailment gain of $6 million, as a component of net periodic benefit cost for the year ended June 30, 2006.

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

The U.S Medical Plan also provides prescription drug coverage to retirees as a primary provider in lieu of Medicare Part D. Recent legislation enacted will result in the federal government paying a special direct subsidy to employers (the “Part D subsidy”) as an incentive to encourage employers to continue providing prescription drug coverage to Medicare-eligible employees. Under the subsidy, an employer may receive an annual amount equal to 28 percent of the allowable retiree drug costs between $250 and $5,000. The annual effect of the Part D subsidy is reflected in the Company’s estimated future cash flows for the U.S. Medical Plan and is not significant.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Medical Plan (in millions):

	U.S.		International		U.S.
	Pension Plans		Pension Plans		Medical Plan
	2008	2007	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$146	$142	$20	$20	$22	$22
Service cost	—	—	2	2	1	1
Interest cost	9	9	2	1	1	1
Actuarial (gains) losses	(2)	1	1	(3)	(1)	(1)
Benefits paid	(5)	(6)	—	—	(1)	(1)

Benefit obligation at end of year	148	146	25	20	22	22
Change in plan assets
Fair value of plan assets at beginning of year	101	95	18	15	—	—
Actual return on plan assets	(2)	9	1	2	—	—
Employer contributions	5	3	1	1	—	—
Benefits paid	(5)	(6)	—	—	—	—

Fair value of plan assets at end of year	99	101	20	18	—	—

Funded status of plan	$(49)	$(45)	$(5)	$(2)	$(22)	$(22)

Amounts recognized in the consolidated balance sheet as of June 30, 2008
Noncurrent assets	$—	$—	$—	$3	$—	$—
Current liabilities	(1)	(1)	—	—	(1)	(1)
Noncurrent liabilities	(48)	(44)	(5)	(5)	(21)	(21)

Net pension liability, end of fiscal year	$(49)	$(45)	$(5)	$(2)	$(22)	$(22)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$7	$(2)	$(1)	$(5)	$(4)	$(3)

Total AOCI (before tax)	$7	$(2)	$(1)	$(5)	$(4)	$(3)

The estimated net gain for the International Pension Plans and the U.S. Medical Plans that will be amortized from accumulated other comprehensive gain into net periodic benefit costs in the year ended June 30, 2009 is not significant.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additional year-end information for the U.S. Pension Plans, International Pension Plans and U.S. Medical Plan with accumulated benefit obligations in excess of plan assets

The following sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. Pension Plans, International Pension Plans and U.S. Medical Plan with accumulated benefit obligations in excess of plan assets (in millions):

	U.S.		International		U.S.
	Pension Plans		Pension Plans		Medical Plan
	2008	2007	2008	2007	2008	2007

Projected benefit obligation	$148	$146	$6	$5	$22	$22
Accumulated benefit obligation	$148	$146	$5	$5	$22	$22
Fair value of plan assets	$99	$101	$—	$—	$—	$—

As of June 30, 2008, for International Pension Plans, accumulated benefit obligations in excess of plan assets relates to the Germany pension plan, which had no assets in this plan.

Components of Net Periodic Benefit Cost

A summary of the components of net periodic benefit cost for the U.S. Pension Plans and International Pension Plans and U.S. Medical Plan is presented below (in millions):

	U.S. Pension Plans			International Pension Plans			U.S. Medical Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$—	$—	$3	$2	$2	$2	$1	$1	$1
Interest cost	9	8	9	1	1	1	1	1	1
Expected return on plan assets	(8)	(8)	(8)	(1)	(1)	(1)	—	—	—
Curtailment gain	—	—	(6)	—	—	—	—	—	—
Amortization of prior service cost	—	—	1	—	—	—	—	—	—

Net periodic benefit cost	$1	$—	$(1)	$2	$2	$2	$2	$2	$2

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

		International	U.S. Medical
	U.S. Pension Plans	Pension Plans	Plan
	2008	2008	2008

Unrecognized actuarial (gain) loss	$8	$4	$(1)

Total recognized in other comprehensive income	$8	$4	$(1)

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans and U.S. Medical Plan are as follows:

	U.S. Pension Plans					U.S. Medical Plan
	2008		2007		2006	2008	2007	2006

Discount rate as of year-end	6.10%		6.07%		6.09%	6.10%	6.07%	6.09%
Range of compensation rate increase	N/A	*	N/A	*	4.75%	N/A	N/A	N/A

*	The Company curtailed the U.S Pension Plans during the year ended June 30, 2006.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company uses the Moody’s long-term corporate bond yield indices for Aa bonds plus an additional 25 basis points to reflect the longer duration of the plans, as the discount rate used in the calculation of the benefit obligation.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans and the U.S. Medical Plan are as follows:

	U.S. Pension Plans			U.S. Medical Plan
	2008	2007	2006	2008	2007	2006

Discount rate	6.07%	6.09%	5.86%	6.07%	6.09%	5.86%
Range of compensation rate increase	N/A *	N/A *	4.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.25%	8.75%	N/A	N/A	N/A

*	The Company curtailed the U.S Pension Plans during the year ended June 30, 2006.

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	Years Ended June 30,
	2008	2007	2006

Healthcare cost trend rate assumed for next year	9.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point increase or decrease in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost and the postretirement obligation.

Plan Assets

The fair value of plan assets for U.S. Pension Plans as of March 31, 2008 and 2007 was $99 million and $101 million, respectively. The fair value of plan assets for the International Pension Plans was $20 million and $18 million at April 30, 2008 and 2007, respectively.

The Company uses a measurement date of March 31st for the U.S. Pension Plans, U.S. Medical Plan and its Germany pension plan; a measurement date of April 30 is used for its United Kingdom pension plan.

The following table sets forth the asset allocation for U.S. and International Pension Plans’ assets at the measurement date:

	U.S.	International
	Pension Plans	Pension Plans

Equity securities	70%	71%
Debt securities	30%	29%

	100%	100%

The investment objective for the U.S. Pension Plans and International Pension Plans is to secure the benefit obligations to participants while minimizing costs to the Company. The goal is to optimize the long-term return on plan assets at an average level of risk. The portfolio of equity securities includes primarily large-capitalization companies with a mix of small-capitalization international companies.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $6 million, $4 million and $2 million for the years ended June 30, 2008, 2007 and 2006, respectively.

The U.S. and International Pension Plans’ and U.S. Medical Plan’s expected contributions to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows:

	U.S.	International	U.S.
	Pension Plans	Pension Plans	Medical Plan*

Estimated Net Contributions During Fiscal 2009:	$13	$—	$1
Estimated Future Year Benefit Payments During Years Ended June 30,:
2009	$6	$—	$1
2010	6	—	1
2011	6	—	1
2012	7	—	1
2013	7	—	2
2014 - 2018	45	3	9

*	Net of Part D Subsidy

Note 19.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net, consist of the following (in millions):

	Years Ended June 30,
	2008	2007	2006

Net gains on disposal of assets and restaurant closures	$(10)	$(5)	$(3)
Net recovery of investments	—	—	(2)
Litigation settlements and reserves	1	2	—
Other, net	10	2	3

Other operating (income) expenses, net	$1	$(1)	$(2)

The $10 million of other, net within other operating (income) expenses, net for the year ended June 30, 2008 includes $4 million of franchise system distress costs in the U.K., $2 million of foreign currency transaction losses, $2 million of settlement losses associated with the acquisition of franchise restaurants and a loss of $1 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies.

The $2 million of other, net within other operating (income) expenses, net for the year ended June 30, 2007 included a realized gain of $7 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies offset by $7 million in cost associated with the lease termination of the Company’s proposed new headquarters, and $3 million in franchise workout costs.

The $3 million of other, net within other operating (income) expenses, net for the year ended June 30, 2006 included a recovery of $1 million from investments in a joint venture in New Zealand that has since been dissolved offset by $4 million of closed restaurant expenses incurred in the U.K. and the U.S.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 20.	Commitments and Contingencies

Franchisee Restructuring Program

During the year ended June 30, 2003, the Company initiated a program designed to provide financial assistance to franchisees in the United States and Canada experiencing financial difficulties. Under this program, the Company worked with franchisees meeting certain operational criteria, their lenders, and other creditors to attempt to strengthen the franchisees’ financial condition.

In order to assist certain franchisees in making capital improvements to franchisee-owned restaurants in need of remodeling, the Company has provided loans to fund capital expenditures (“Capex Loans”). Capex Loans are typically unsecured, bear interest, and have 10-year terms. In addition, the Company has made capital improvements related to restaurant properties that the Company leases to franchisees. During the year ended June 30, 2008, the Company funded less than $1 million in Capex Loans to franchisees, and made less than $3 million in improvements to restaurant properties that the Company leases to franchisees. As of June 30, 2008, the Company had commitments remaining to provide future Capex Loans of $4 million and to make up to $7 million of improvements to properties that the Company leases to franchisees. These commitments extend over a period of up to three years.

During the year ended June 30, 2008, temporary reductions in rent (“rent relief”) for certain franchisees that leased restaurant properties from the Company were less than $1 million. The Company provided approximately $2 million in rent relief for each of the years ended June 30, 2007 and 2006. As of June 30, 2008, the Company had potential commitments remaining to provide future rent relief of up to an aggregate of $5 million extending over a period of up to 16 years.

Guarantees

The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $101 million as of June 30, 2008, expiring over an average period of six years.

Other commitments arising out of normal business operations were $13 million as of June 30, 2008, of which $10 million was guaranteed under bank guarantee arrangements.

Letters of Credit

As of June 30, 2008, the Company had $27 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of June 30, 2008, no amounts had been drawn on any of these irrevocable standby letters of credit.

As of June 30, 2008, the Company had posted bonds totaling $18 million, which related to promotional activities and certain utility deposits.

Vendor Relationships

In the year ended June 30, 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2008, the Company estimates that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/ Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of June 30, 2008 and 2007, the deferred amounts totaled $17 million and $21 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of income.

As of June 30, 2008, the Company had $16 million in aggregate contractual obligations for the year ended June 30, 2009 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to three years with a termination fee ranging from less than $1 million to $2 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $5 million over 3 years with no early termination fee.

The Company also enters into commitments to purchase advertising. As of June 30, 2008, commitments to purchase advertising totaled $81 million and run through December 2011.

Litigation

On July 30, 2008, the Company was sued by four Florida franchisees over the Company’s decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. While the Company believes that it has the right under its franchise agreement to mandate extended operating hours, the case is in the preliminary stages and the Company is unable to predict the ultimate outcome of the litigation.

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

Other

The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of June 30, 2008 and 2007, the Company had $34 million and $37 million, respectively, in accrued liabilities for such claims.

Note 21.	Segment Reporting

The Company operates in the fast food hamburger category of the quick service segment of the restaurant industry. Revenues include retail sales at Company restaurants, franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees, and property revenues. The business is managed in three distinct geographic segments: (1) United States and Canada; (2) Europe, the Middle East and Africa and Asia Pacific (“EMEA/APAC”); and (3) Latin America.

The unallocated amounts reflected in certain tables below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables present revenues, income from operations, depreciation and amortization, total assets, long-lived assets and capital expenditures by geographic segment (in millions):

	Years Ended June 30,
	2008	2007	2006

Revenues:
United States and Canada	$1,579	$1,451	$1,382
EMEA/APAC	761	681	576
Latin America	115	102	90

Total revenues	$2,455	$2,234	$2,048

Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $1.411 billion, $1.304 billion and $1.239 billion for the years ended June 30, 2008, 2007 and 2006, respectively. Revenues in Germany totaled $350 million, $308 million and $269 million for the years ended June 30, 2008, 2007 and 2006, respectively.

	Years Ended June 30,
	2008	2007	2006

Income from Operations:
United States and Canada	$348	$336	$295
EMEA/APAC	92	54	62
Latin America	41	35	29
Unallocated	(127)	(134)	(216)

Total income from operations	354	291	170
Interest expense, net	61	67	72
Loss on early extinguishment of debt	—	1	18

Income before income taxes	293	223	80
Income tax expense	103	75	53

Net income	$190	$148	$27

	Years Ended June 30,
	2008	2007	2006

Depreciation and Amortization:
United States and Canada	$64	$61	$60
EMEA/APAC	14	13	9
Latin America	5	4	3
Unallocated	13	11	16

Total depreciation and amortization	$96	$89	$88

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	As of June 30,
	2008	2007

Assets:
United States and Canada	$1,926	$1,843
EMEA/APAC	660	587
Latin America	67	58
Unallocated	34	29

Total assets	$2,687	$2,517

	As of June 30,
	2008	2007

Long-Lived Assets:
United States and Canada	$886	$827
EMEA/APAC	131	125
Latin America	45	40
Unallocated	34	29

Total long-lived assets	$1,096	$1,021

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of the Company’s total long-lived assets as of June 30, 2008 and 2007. Long-lived assets in the United States, including the unallocated portion, totaled $842 million and $786 million as of June 30, 2008 and 2007, respectively.

	Years Ended June 30,
	2008	2007	2006

Capital Expenditures:
United States and Canada	$122	$41	$43
EMEA/APAC	29	25	17
Latin America	9	8	10
Unallocated	18	13	15

Total capital expenditures	$178	$87	$85

The goodwill reflected in the Company’s consolidated balance sheets of $27 million and $23 million as of June 30, 2008 and 2007, respectively, was primarily attributable to the Company’s United States and Canada geographic segment.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 22.	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data):

	Quarters Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007

Revenue	$646	$594	$613	$602
Operating income	$82	$81	$95	$96
Net income	$51	$41	$49	$49
Basic earnings per share	$0.38	$0.30	$0.36	$0.36
Diluted earnings per share	$0.37	$0.30	$0.36	$0.35

	Quarters Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006

Revenue	$590	$539	$559	$546
Operating income	$72	$62	$75	$82
Net income	$36	$34	$38	$40
Basic earnings per share	$0.26	$0.25	$0.28	$0.30
Diluted earnings per share	$0.26	$0.25	$0.28	$0.30

Quarterly results are impacted by the timing of expenses and charges which affect comparability of results. The Company’s results for the fourth quarter ended June 30, 2007 included $7 million of other operating expense associated with the termination of the lease for its proposed new global headquarters facility.

Note 23.	Subsequent Events

On July 17, 2008, the Company acquired 72 restaurants in Nebraska and Iowa from a franchisee for a purchase price of approximately $67 million.

On August 20, 2008, the Company declared a quarterly dividend of $0.0625 per share payable on September 30, 2008 to shareholders of record on September 12, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding our executive officers which is set forth in Part I, Item I above under the caption “Executive Officers of the Registrant”, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after June 30, 2008. We refer to this proxy statement as the 2008 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s 2008 Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	All Financial Statements

Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description	Where Found

3.1	Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated August 31, 2006
3.2	Amended and Restated By-Laws of Burger King Holdings, Inc.	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated August 31, 2006
4.1	Form of Common Stock Certificate	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10.1		Amended and Restated Credit Agreement, dated February 15, 2006, among Burger King Corporation, Burger King Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., RBC Capital Markets and Wachovia Bank, National Association, as documentation agents	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10.2		Form of Amended and Restated Shareholders’ Agreement by and among Burger King Holdings, Inc., Burger King Corporation, TPG BK Holdco LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000-Direct Investment Fund, L.P., Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC and BCIP TCV, LLC	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.3†	Form of Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its officers	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.4†	Form of Board Member Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its directors	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.5†	Amendment to the Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and John W. Chidsey	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.6†	Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and Gregory D. Brenneman	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10.7		Management Agreement, dated December 13, 2002, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000—Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10.8		Letter Agreement Terminating the Management Agreement, dated as of February 3, 2006, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000—Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10.9		Lease Agreement, dated as of May 10, 2005, between CM Lejeune, Inc. and Burger King Corporation	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.10†	Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.11†	Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.12†	Burger King Corporation Fiscal Year 2006 Executive Team Restaurant Support Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.13†	Form of Management Restricted Unit Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.14†	Form of Amendment to Management Restricted Unit Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10	.15†	Management Restricted Unit Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation, dated as of October 8, 2004	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.16†	Special Management Restricted Unit Agreement among Peter C. Smith, Burger King Holdings, Inc. and Burger King Corporation, dated as of December 1, 2003	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.17†	Form of 2003 Management Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.18†	Form of 2005 Management Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.19†	Form of Board Member Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.20†	Form of Special Management Stock Option Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.21†	Management Stock Option Agreement among Gregory D. Brenneman, Burger King Holdings, Inc. and Burger King Corporation, dated as of August 1, 2004	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.22†	Stock Option Agreement among Armando Codina, Burger King Holdings, Inc. and Burger King Corporation, dated as of February 14, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.23†	Employment Agreement between John W. Chidsey and Burger King Corporation, dated as of April 7, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.24†	Employment Agreement between Russell B. Klein and Burger King Corporation, dated as of April 20, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.25†	Employment Agreement between Ben K. Wells, and Burger King Corporation, dated as of April 7, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.26†	Employment Agreement between James F. Hyatt and Burger King Corporation, dated as of April 20, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.27†	Employment Agreement between Peter C. Smith and Burger King Corporation, dated as of April 20, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.28†	Separation and Consulting Services Agreement between Gregory D. Brenneman and Burger King Corporation, dated as of April 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.29†	Separation Agreement between Bradley Blum and Burger King Corporation, dated as of July 30, 2004	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.30†	Restricted Stock Unit Award Agreement between Burger King Holdings, Inc. and John W. Chidsey, dated as of May 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10	.31†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.32†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.33†	Form of Option Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.34†	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.35†	Form of Performance Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006
10	.36†	Form of Retainer Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006
10	.37†	Form of Annual Deferred Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006
10	.38†	Employment Agreement between Anne Chwat and Burger King Corporation dated as of April 20, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated February 2, 2007
10.39		Agreement of Termination and Cancellation of Lease	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated May 9, 2007
10	.40†	Burger King Savings Plan, including all amendments thereto	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-8 (File No. 333-144592)
10	.41†	Letter Agreement between Ben K. Wells and Burger King Corporation dated July 12, 2007 amending the Employment Agreement between Ben K. Wells and Burger King Corporation dated April 7, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated September 7, 2007
10	.42†	Employment Agreement between Charles M. Fallon, Jr. and Burger King Corporation dated June 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated October 26, 2007
10	.43†	Employment Agreement between Peter Tan and Burger King Asia Pacific, Inc. dated	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated October 26, 2007
10	.44†	Form of Performance Award Agreement for Restricted Stock Units	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated October 26, 2007
10	.45†	Option Award Agreement between Burger King Holdings, Inc. and Charles M. Fallon, Jr. dated June 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated February 5, 2008
10	.46†	Option Award Agreement between Burger King Holdings, Inc. and Charles M. Fallon, Jr. dated June 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated February 5, 2008

Exhibit
Number		Description	Where Found

10	.47†	Form of Restricted Stock Unit Agreement under Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated May 5, 2008
10	.48†	Employment Agreement between BK AsiaPac, Pte.Ltd. and Peter Tan dated March 5, 2008	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated May 5, 2008
14.1		Burger King Code of Business Ethics and Conduct (Filed as Exhibit 14 to the Annual Report on Form 10-K dated August 31, 2006)	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated September 7, 2007
14	.2†	Code of Ethics for Executive Officers	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated September 7, 2007
14	.3†	Code of Conduct for Directors	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated September 7, 2007
21.1		List of Subsidiaries of the Registrant	Attached
23.1		Consent of KPMG LLP	Attached
31.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2		Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2		Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ John W. Chidsey
Name: John W. Chidsey
Title: Chairman and Chief Executive Officer
Date: August 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Chidsey John W. Chidsey	Chairman and Chief Executive Officer (principal executive officer)	August 28, 2008

/s/ Ben K. Wells Ben K. Wells	Chief Financial Officer (principal financial and accounting officer)	August 28, 2008

/s/ Richard W. Boyce Richard W. Boyce	Director	August 28, 2008

/s/ David A. Brandon David A. Brandon	Director	August 28, 2008

/s/ Ronald M. Dykes Ronald M. Dykes	Director	August 28, 2008

Peter R. Formanek	Director	August , 2008

/s/ Manuel A. Garcia Manuel A. Garcia	Director	August 28, 2008

/s/ Sanjeev K. Mehra Sanjeev K. Mehra	Director	August 28, 2008

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	August 28, 2008

/s/ Brian Swette Brian Swette	Director	August 28, 2008

Kneeland C. Youngblood	Director	August , 2008