Form 10-Q
period 2008-09-30
Burger King Holdings Inc
filed 2008-11-05
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one);

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2008, there were 134,652,685 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1.	Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	June 30,
	2008	2008
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$118	$166
Trade and notes receivable, net	125	139
Prepaids and other current assets	91	54
Deferred income taxes, net	30	45

Total current assets	364	404

Property and equipment, net	961	961
Intangible assets, net	1,077	1,055
Goodwill	27	27
Net investment in property leased to franchisees	132	135
Other assets, net	101	105

Total assets	$2,662	$2,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$94	$130
Accrued advertising	90	77
Other accrued liabilities	214	242
Current portion of long term debt and capital leases	23	7

Total current liabilities	421	456

Term debt, net of current portion	882	869
Capital leases, net of current portion	70	71
Other deferrals and liabilities	347	360
Deferred income taxes, net	66	86

Total liabilities	1,786	1,842

Commitments and Contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 134,639,614 and 135,022,753 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	1	1
Additional paid-in capital	609	601
Retained earnings	332	290
Accumulated other comprehensive income (loss)	(9)	(8)
Treasury stock, at cost; 2,778,333 and 2,042,887 shares, at September 30, 2008 and June 30, 2008, respectively	(57)	(39)

Total stockholders’ equity	876	845

Total liabilities and stockholders’ equity	$2,662	$2,687

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$497	$441
Franchise revenues	146	131
Property revenues	31	30

Total revenues	674	602

Company restaurant expenses:
Food, paper and product costs	162	137
Payroll and employee benefits	151	131
Occupancy and other operating costs	122	105

Total company restaurant expenses	435	373

Selling, general and administrative expenses	125	119
Property expenses	15	14
Other operating (income) expense, net	9	—

Total operating costs and expenses	584	506

Income from operations	90	96

Interest expense	15	18
Interest income	(1)	(2)

Total interest expense, net	14	16

Income before income taxes	76	80
Income tax expense	26	31

Net income	$50	$49

Earnings per share:
Basic	$0.37	$0.36
Diluted	$0.36	$0.35

Weighted average shares outstanding:
Basic	135.0	135.2
Diluted	137.3	137.7

Dividends per common share	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
	(In millions)
Cash flows from operating activities:
Net income	$50	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26	21
Gain on hedging activities	—	(1)
Loss / (Gain) on remeasurement of foreign denominated transactions	45	(19)
Gain on asset sales and release of unfavorable lease obligation	—	(2)
Bad debt expense, net of recoveries	1	—
Stock-based compensation	3	2
Deferred income taxes	(8)	13
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	6	3
Prepaids and other current assets	(37)	8
Accounts and drafts payable	(33)	(38)
Accrued advertising	15	32
Other accrued liabilities	(23)	(6)
Other long-term assets and liabilities	7	(23)

Net cash provided by operating activities	52	39

Cash flows from investing activities:
Payments for property and equipment	(33)	(23)
Proceeds from asset disposals and restaurant closures	1	8
Payments for acquired franchisee operations, net of cash acquired	(67)	—
Return of investment on direct financing leases	2	2
Other investing activities	1	—

Net cash used for investing activities	(96)	(13)

Cash flows from financing activities:
Repayments of term debt and capital leases	(1)	(27)
Borrowings under revolving credit facility	94	—
Repayments of revolving credit facility	(65)	—
Dividends paid on common stock	(8)	(8)
Proceeds from stock option exercises	2	1
Excess tax benefits from stock-based compensation	3	1
Repurchases of common stock	(18)	(6)

Net cash provided by (used for) financing activities	7	(39)

Effect of exchange rates on cash and cash equivalents	(11)	5
Decrease in cash and cash equivalents	(48)	(8)
Cash and cash equivalents at beginning of period	166	170

Cash and cash equivalents at end of period	$118	$162

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$15	$17
Income taxes paid	$36	$17
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$1	$2
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Basis of Presentation
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. As of September 30, 2008, the Company was approximately 32% owned by the private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).
     The Company generates revenues from three sources: (i) retail sales at Company restaurants; (ii) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees.
Basis of Presentation and Consolidation
     The Company has prepared the accompanying Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 28, 2008 (“2008 Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for the three months ended September 30, 2008 do not necessarily indicate the results that may be expected for the full year ending June 30, 2009.
     The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Correction of Immaterial Error Related to Prior Periods
     During the year ended June 30, 2008, the Company identified an error related to its classification in the statement of cash flows of lease payments received under its direct financing leases. The Company determined that in accounting for such payments, it did not properly classify the portion of the lease payment representing the reduction in the net investment in the lease as cash flows from investing activities, as required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” The Company reviewed the impact of this error on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods. However, the Company has corrected the statement of cash flows for the three months ended September 30, 2007 by increasing cash flows from investing activities and decreasing cash flows from operating activities by $2 million.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Change in Accounting Policy
     During the first quarter of fiscal year 2009, the Company changed its classification of transaction gains and losses resulting from the remeasurement of foreign deferred tax assets, reflected in its consolidated statements of income. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities may be reported separately or included in deferred tax expense or benefit, if that presentation is considered more useful. In that regard, in order to (i) reduce complexity in financial reporting by mitigating the impact that fluctuations in exchange rates have on the calculation of the Company’s effective tax rate, (ii) provide clarity by reducing the impact attributable to fluctuations in exchange rates on the Company’s effective tax rate, leaving remaining differences between expected and actual tax expense primarily related to trends in earnings, and (iii) provide transparency to its financial statements by isolating foreign exchange transaction gains and losses within the same line in the consolidated statements of income, the Company believes it to be preferable to reclassify the foreign exchange transaction gains and losses attributable to the remeasurement of foreign deferred tax assets, previously included within income tax expense, to other operating (income) expense, net. For the quarter ended September 30, 2008, this change in accounting policy resulted in a decrease to income tax expense of $3 million with a corresponding increase in foreign exchange transaction gains and losses included in other operating (income) expense, net. For the quarter ended September 30, 2007, the impact of this change in accounting policy was insignificant. This accounting policy change had no effect on net income for the periods presented.
Recently Adopted Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued Financial Statement of Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS No. 157 for such items and does not currently anticipate that full adoption of SFAS No. 157 in fiscal year 2010 will materially impact the Company’s results of operations or financial condition. Also, in October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarified the application of SFAS No. 157 in a market that is not active and also provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 did not have a significant effect upon the Company’s adoption of SFAS No. 157.
     On July 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and financial liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of September 30, 2008:

			Fair Value Measurements at September 30, 2008
					Significant
			Quoted Prices in Active	Significant Other	Unobservable
	Carrying Value		Markets for Identical	Observable Inputs	Inputs
Description	Assets	Liabilities	Instruments (Level 1)	(Level 2)	(Level 3)

Foreign currency forward contracts	$38	$—	$—	$38	$—
Interest rate swaps	3	—	—	3	—
Other investments	20	—	20	—	—

	$61	$—	$20	$41	$—

Foreign currency forward contracts	$—	$(10)	$—	$(10)	$—
Interest rate swaps	—	(11)	—	(11)	—

	$—	$(21)	$—	$(21)	$—

     The Company has entered into interest rate swap contracts with the objective of hedging the variability of the forecasted cash interest payments associated with its variable-rate debt. The Company enters into foreign currency forward contracts with the objective of reducing its exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency-denominated intercompany loans and other assets. The fair values of the Company’s interest rate swaps and foreign currency forward contracts were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk of the counterparty and of the Company, and using discount rates appropriate for the duration of these instruments. The Company presents the financial assets and financial liabilities related to interest rate swaps and foreign currency forwards contracts with the same counterparty on a gross basis.

     The Other Investments consist of money market accounts and mutual funds held in a Rabbi trust which the Company established to invest compensation deferred by participants in the Company’s Executive Retirement Plan and to fund future deferred compensation obligations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.
     The Company adopted SFAS No. 159 on July 1, 2008. The Company did not elect to begin reporting any financial assets or financial liabilities at fair value upon adoption of SFAS No. 159. In addition, the Company did not elect to report at fair value any new financial assets or financial liabilities entered into during the quarter ended September 30, 2008.
Inventories
     Inventories, totaling $16 million as of both September 30, 2008 and June 30, 2008, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying condensed consolidated balance sheets.
Note 2. Stock-based Compensation
     In August 2008, the Company granted non-qualified stock options and performance-based restricted stock and restricted stock units (“PBRS”) covering approximately 1.2 million shares and 0.4 million shares, respectively, to eligible employees.
     The Company’s stock options generally have a four-year vesting period. The grant date fair value of the stock options granted in August 2008 was $8.54 and was estimated using the Black-Scholes option pricing model based on the following input assumptions: risk-free interest rate of 3.33%; expected term of 6.25 years; expected volatility of 31.80%; and expected dividend yield of 0.96%. There were no other options granted during the three months ended September 30, 2008.
     The amount of PBRS granted to each eligible employee in August 2008 was based on the Company achieving 100% of the performance target set for fiscal year 2009. PBRS generally have a three-year vesting period from the grant date, which includes the performance period. The grant date fair value of each PBRS was $26.16, representing the closing share price of the Company’s common stock on the grant date.
     The Company recorded $3 million and $2 million of stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively. In accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment,” tax benefits from stock-based compensation of $3 million and $1 million in the three months ended September 30, 2008 and 2007, respectively, were reported as financing cash flows.

Note 3. Acquisitions, Closures and Dispositions
     Acquisitions
     All acquisitions of franchise restaurants are accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations” and the guidance under Emerging Issues Task Force (EITF) Issue No. 04-1, “Accounting for Preexisting Relationships between parties to a Business Combination.” For the three months ended September 30, 2008, these acquisitions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended
	September 30,
	2008	2007
Number of restaurants acquired	74	4
Prepaids and other current assets	$1	$—
Property and equipment, net	14	—
Other intangible assets	55	—
Assumed liabilities	(3)	—

Total purchase price	$67	$—

     The purchase price allocations for the acquisitions completed during the three months ended September 30, 2008, are subject to final adjustment.
     Closures and Dispositions
     Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and sales of Company restaurants to franchisees, referred to as “refranchisings,” and are recorded in other operating (income) expenses, net in the accompanying condensed consolidated statements of income (See Note 11). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

	Three Months Ended
	September 30,
	2008	2007
Number of restaurant closures	2	5
Number of refranchisings	2	17
Net loss on restaurant closures, refranchisings, and dispositions of assets	$1	$1
Note 4. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	September 30,
	2008	2007
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$49,808,379	$48,521,698

Denominator:
Weighted average shares — basic	135,024,893	135,195,942
Effect of dilutive securities	2,246,862	2,538,382

Weighted average shares — diluted	137,271,755	137,734,324

Basic earnings per share	$0.37	$0.36
Diluted earnings per share	$0.36	$0.35
     For the three months ended September 30, 2008 and 2007 there were 1.4 million and 0.7 million anti-dilutive stock options outstanding, respectively.

Note 5. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended
	September 30,
	2008	2007
Net income	$50	$49

Translation adjustment	1	(1)

Cash flow hedges:
Net change in fair value of derivatives, net of tax of $1 million and $3 million	(2)	(5)
for the three months ended September 30, 2008 and 2007, respectively
Amounts reclassified to earnings during the period	—	(1)

Total other comprehensive ( loss)	(1)	(7)

Total comprehensive income	$49	$42

Note 6. Other Accrued Liabilities and Other Deferrals and Liabilities
     Included in other accrued liabilities as of September 30, 2008 and June 30, 2008, were accrued payroll and employee-related benefit costs totaling $56 million and $84 million, respectively. The decrease in accrued payroll and employee-related benefit costs is primarily due to the payment of the Company’s annual incentive bonus to employees during the three months ended September 30, 2008.
     Included in other deferrals and liabilities as of September 30, 2008 and June 30, 2008 were accrued pension liabilities of $50 million in each period; casualty insurance reserves of $27 million and $28 million, respectively; retiree health benefits of $22 million and $21 million, respectively; and liabilities for unfavorable leases of $178 million and $190 million, respectively.
Note 7. Long-Term Debt
     As of September 30, 2008 and June 30, 2008, the Company had $900 million and $871 million of long-term debt outstanding, respectively. During the three months ended September 30, 2008, the Company borrowed $94 million and repaid $65 million under its revolving credit facility. The current portion of long-term debt was $18 million and $2 million as of September 30, 2008 and June 30, 2008, respectively. The next scheduled principal payment on the Company’s long-term debt is June 30, 2009. The weighted average interest rate for the three months ended September 30, 2008 and 2007 was 5.4% and 6.8%, respectively, which included the benefit of interest rate swaps on 76% and 51% of our term debt, respectively (See Note 8).
Note 8. Derivative Instruments
     Interest rate swaps
     As of September 30, 2008, the Company had receive-variable, pay-fixed interest rate swap contracts outstanding with an aggregate notional value of $595 million, a decrease of $60 million from June 30, 2008, reflecting swap contracts that matured in September 2008. The swaps were being used to hedge 66% of the Company’s forecasted LIBOR-based interest payments on variable rate debt (hedged forecasted transaction) as of September 30, 2008. The Company has designated the swaps as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2008, the fair values of these swaps are reflected in both other assets and other deferrals and liabilities, with an offsetting unrealized gain and loss, respectively, in accumulated other comprehensive income (“AOCI”), in the accompanying condensed consolidated balance sheets.
     Related to the change in value of these swaps, the Company recognized $2 million as additional interest expense and less than $1 million as a reduction of interest expense for the three months ended September 30, 2008 and 2007, respectively. There was no ineffectiveness recorded in earnings during the three months ended September 30, 2008 and 2007 related to these swaps.
     In September 2006, the Company settled swaps that had been designated as a cash flow hedge, which had an aggregate fair value of $12 million, and terminated the hedge. This balance is being recognized as a reduction of interest expense over the remaining term of the debt underlying the terminated hedge. During the three months ended September 30, 2008 and 2007, less than $1 million and $1 million, respectively, was recognized into pretax earnings as a reduction to interest expense in the accompanying condensed consolidated statements of income related to the terminated hedges.

     Foreign currency forward contracts
     The following table represents the gains and losses recorded in other operating (income) expense, net in the Company’s condensed consolidated statement of income from the remeasurement of foreign currency-denominated intercompany loans and other assets and the change in fair value of foreign currency forward contracts used to hedge those items (in millions):

	Three Months Ended
	September 30,
	2008	2007
(Gain) loss on remeasurement of foreign denominated intercompany loans	$42	$(19)
(Gain) loss on remeasurement of foreign denominated assets	$3	$—

(Gain) loss on change in fair value of foreign currency forward contracts	$(40)	$18
     The $5 million difference between the losses on the remeasurement of foreign currency-denominated intercompany loans and assets and the change in fair value of the foreign currency forward contracts for the three months ended September 30, 2008, represents $2 million of change in fair value of the foreign currency forward contracts attributable to the difference in spot and forward contract rates and $3 million of loss from the remeasurement of a portion of foreign denominated assets that were not hedged during that period.
     The $1 million difference between the gain from the remeasurement of foreign currency-denominated intercompany loans and the change in fair value of the foreign currency forward contracts for the three months ended September 30, 2007, represents the change in fair value of the foreign currency forward contracts attributable to the difference in spot and forward contract rates.
Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended
	September 30,
	2008	2007
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6	3.0
Costs and taxes related to foreign operations	0.5	10.2
Foreign tax differential	(4.8)	(4.3)
Foreign exchange differential on tax benefits	(0.6)	(0.6)
Change in valuation allowance	0.8	(4.4)
Change in accrual for tax uncertainties	0.9	0.9
Other	(0.2)	(1.0)

Effective income tax rate	34.2%	38.8%

     As discussed further in the Company’s 2008 Form 10-K, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective July 1, 2007. The amount of unrecognized tax benefits as of June 30, 2008 was approximately $23 million which, if recognized, would affect the effective income tax rate. During the three months ended September 30, 2008, the amount of additional unrecognized tax benefit was approximately $1 million which, if recognized, would affect the effective income tax rate.

     In the next twelve months, it is reasonably possible the Company will reduce unrecognized tax benefits by a range of approximately $4 million to $8 million, primarily as a result of the expiration of certain statutes of limitations and the completion of certain tax audits. Any increases in unrecognized tax benefits will result primarily from tax positions expected to be taken on tax returns for fiscal year 2009.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2008 was $4 million, which was included as a component of the $23 million unrecognized tax benefit at June 30, 2008. Potential interest and penalties associated with uncertain tax positions recognized during the three months ended September 30, 2008 were less than $1 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally, the Company is subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions is individually material. The Company is currently under audit by the U.S. Internal Revenue Service for the year ended June 30, 2006. The Company also has various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.
Note 10. Retirement Plan and Other Postretirement Benefits
     The fair value of restricted investments held in a Rabbi trust, which the Company established to fund the Company’s current and future obligations under its Executive Retirement Plan, was $20 million and $22 million at September 30, 2008 and 2007, respectively.
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and postretirement plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended
	September 30,
	2008	2007

Service cost-benefits earned during the period	$—	$—
Interest costs on projected benefit obligations	3	2
Expected return on plan assets	(3)	(2)
Recognized net actuarial loss	—	—

Net periodic benefit cost	$—	$—

     Other benefits costs were less than one million for each of the three months ended September 30, 2008 and 2007.
Note 11. Other Operating (Income) Expense, Net
     Other operating expense, net for the three months ended September 30, 2008 was $9 million, compared to zero for the same period in the prior year. This includes a $3 million charge related to the remeasurement of foreign denominated assets and $2 million of net charges from the use of foreign currency forward contracts as described in Note 8. It also includes $2 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S.
     Activity recorded in other operating (income) expense during the three months ended September 30, 2007 includes a $1 million charge for litigation reserves, a $1 million charge for a future payment to be made to our sole distributor in the U.K, and a $1 million charge related to the write down of non-restaurant properties, offset by a gain of $2 million from the disposal of real estate and other assets and an unrealized gain of $1 million on investment securities.

Note 12. Commitments and Contingencies
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $84 million as of September 30, 2008, expiring over an average period of six years.
     Other commitments arising from normal business operations were $11 million as of September 30, 2008, of which $9 million was guaranteed under bank guarantee arrangements.
     Letters of Credit
     As of September 30, 2008, the Company had $27 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of September 30, 2008, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of September 30, 2008, the Company had posted bonds totaling $18 million, which related to promotional activities and certain utility deposits.
Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of September 30, 2008, the Company estimates that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of September 30, 2008 and June 30, 2008, the deferred amounts totaled $17 million in each period ended. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of September 30, 2008, the Company had $7 million in aggregate contractual obligations for the year ending June 30, 2009 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to three years with a termination fee ranging from less than $1 million to $2 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $12 million extending up to three years with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of September 30, 2008, commitments to purchase advertising totaled $152 million. These commitments run through December 2011.
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

     On September 10, 2008, the Company and BKC were named as the defendants in a class action lawsuit filed in California federal district court. The complaint alleges that all Burger King® restaurants in California leased by BKC and operated by franchisees violate accessibility requirements of the Americans with Disabilities Act (“ADA”) as well as the California Disabled Persons Act (“CDPA”) and the Unruh Civil Rights Act (“Unruh Act”). Plaintiff, on behalf of the class, seeks injunctive relief under the ADA, minimum statutory damages per offense of $4,000 under the Unruh Act and $1,000 per incident under the CDPA, as well as attorneys’ fees and costs. The Company intends to vigorously defend against all claims in this lawsuit. It is not possible at this time to determine the likelihood of class certification in this case or reasonably estimate the probability or amount of liability for monetary damages on a class wide basis.
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
     Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of September 30, 2008 and June 30, 2008, the Company had $36 million and $34 million in accrued liabilities to cover such claims, respectively.
Note 13. Segment Reporting
     The Company operates in the fast food hamburger category of the quick service segment of the restaurant industry. Revenues include retail sales at Company restaurants, franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees, and property revenues. The business is managed in three distinct geographic segments: (1) United States (“U.S.”) and Canada; (2) Europe, the Middle East and Africa and Asia Pacific (“EMEA/APAC”); and (3) Latin America.
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended
	September 30,
	2008	2007
Revenues:
U.S. & Canada	$447	$392
EMEA/APAC	195	183
Latin America	32	27

Total revenues	$674	$602

     Other than the U.S. and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the U.S. totaled $404 million and $350 million for the three months ended September 30, 2008 and 2007, respectively. Revenues in Germany totaled $86 million and $82 million for the three months ended September 30, 2008 and 2007, respectively.

     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

	Three Months Ended
	September 30,
	2008	2007
Income from Operations:
U.S. & Canada	$85	$97
EMEA/APAC	23	20
Latin America	10	9
Unallocated	(28)	(30)

Total income from operations	$90	$96
Interest expense, net	14	16

Income before income taxes	$76	$80
Income tax expense	26	31

Net income	$50	$49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2008, and under Part II, Item 1A “Risk Factors”, and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, for any future period may decrease. Unless otherwise stated, sales growth, comparable sales growth and average restaurant sales are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. System-wide results are driven primarily by our franchise restaurants, as approximately 90% of our system-wide restaurants are franchised.
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. Our system of restaurants includes restaurants owned by us, as well as our franchisees. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. As of September 30, 2008, we owned or franchised a total of 11,632 restaurants in 73 countries and U.S. territories, of which 7,508 were located in the U.S. and Canada. At that date, 1,434 restaurants were Company restaurants and 10,198 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
     Our business operates in three reportable segments: (1) the U.S. and Canada; (2) Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and (3) Latin America. We generate revenues from three sources: (1) retail sales at Company restaurants; (2) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (3) property income from restaurants that we lease or sublease to franchisees. We do not record franchise sales as revenues.

Business Highlights
     Our strategic plan has four strategic global growth pillars: marketing, products, operations and development. Guided by our strategic plan and strong executive team leadership, our accomplishments and key activities since June 30, 2008 include:
•	the opening of 67 net restaurants worldwide in the first quarter of fiscal 2009 and 342 net restaurants for the trailing 12-months ended September 30, 2008;

•	the nineteenth consecutive quarter of worldwide comparable sales growth, our best comparable sales growth trend in more than a decade, including comparable sales growth of 3.6% for the first quarter of fiscal 2009;

•	the eighteenth consecutive quarter of comparable sales growth in the U.S. and Canada, including comparable sales growth of 3.0% for the first quarter of fiscal 2009;

•	all-time high average restaurant sales of $1.3 million for the trailing 12-months ended September 30, 2008;

•	the opening of the first restaurant in Suriname and our re-entry into Uruguay, which brings the number of countries and U.S territories in which we operate to 73;

•	promotional tie-ins with family focused marketing properties, such as Pokemon™ and Crayola™;

•	new product offerings such as BK™ Fresh Apple Fries, which received the “Kid Friendly Product of the Year” award from the Glycemic Research Institute (GRI) in Washington, D.C., and Kraft® Macaroni and Cheese; and

•	continued execution of our portfolio management strategy, including strategic acquisitions of 74 restaurants during the three months ended September 30, 2008.
     Our focus continues to be on the following:
•	driving further sales growth;

•	enhancing restaurant profitability;

•	expanding our large international platform;

•	accelerating our new restaurant development and expansion;
•	using proactive portfolio management, including closures of under-performing restaurants and strategic refranchisings and acquisitions, to drive financial performance and development; and

•	employing innovative marketing strategies and expanding product offerings.
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
Key Business Measures
     The following key business measures have been provided for the three months ended September 30, 2008 and 2007. Comparable sales growth and sales growth are provided by reportable segment and are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of currency movements.

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

	For the
	Three Months Ended
	September 30,
	2008	2007
	(In Constant Currencies)
Company Comparable Sales Growth:
U.S. & Canada	1.3%	3.6%
EMEA / APAC	3.4%	2.5%
Latin America	2.3%	(0.6)%
Total Company Comparable Sales Growth	1.9%	3.1%
Franchise Comparable Sales Growth:
U.S. & Canada	3.2%	7.0%
EMEA / APAC	5.0%	4.9%
Latin America	5.4%	4.2%
Total Franchise Comparable Sales Growth	3.9%	6.3%
Comparable Sales Growth:
U.S. & Canada	3.0%	6.6%
EMEA/APAC	4.8%	4.6%
Latin America	5.2%	3.8%
Total Worldwide Comparable Sales Growth	3.6%	5.9%
     Our worldwide comparable sales growth for the three months ended September 30, 2008 was driven by our strategic pricing initiatives, our barbell menu strategy of innovative indulgent products and value menu items as well as the continued development of our breakfast and late night dayparts.
     In the U.S. and Canada, positive comparable sales during the first quarter of fiscal 2009 were driven primarily by our strategic pricing initiatives as well as successful product promotions such as the Steakhouse Burger in the U.S., the introduction of the new BK™ Kids Meal (including Kraft® Macaroni and Cheese and BK™ Fresh Apple Fries) and the Spicy Chicken BK Wrapper™ offering on the BK® Value Menu. Promotional tie-ins with marketing properties, such as Pokemon™, Neopets® and Crayola™, also positively impacted comparable sales.
     In EMEA/APAC comparable sales continued to improve in most major countries in this segment, including the U.K., Australia, Spain and South Korea, with continued focus on operational improvements, marketing and advertising and on high quality premium offerings. Positive comparable sales in this segment were driven primarily by our strategic pricing initiatives as well as successful product promotions, such as Whopper® sandwich limited time offers throughout the region, BK Fusion™ Real Ice Cream and the Long Chicken sandwich limited time offer in Spain.
     Latin America achieved strong results in comparable sales for the first quarter of fiscal 2009 driven by our barbell menu strategy featuring an everyday value platform, such as our new “Come Como Rey” (Eat Like a King) value menu in Mexico, plus indulgent products, such as our new Steakhouse burger rolled out in Central America and the Caribbean. Successful promotional tie-ins with movie properties, such as Indiana Jones™ and the Kingdom of the Crystal Skull™ with our Adventure Whopper® sandwich and Batman™, the Dark Knight with our hero BK Stacker™ combo meal, also positively impacted comparable sales.

     Average Restaurant Sales
     Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and includes the impact of movement in currency exchange rates. For the three months ended September 30, 2008, ARS was $343,000 compared to $327,000 for the three months ended September 30, 2007, an increase of 5%. The trailing 12-month ARS reached a record high of $1.32 million for the period ended September 30, 2008, as compared to $1.22 million for the period ended September 30, 2007, an increase of 8%. As of September 30, 2008, the last 50 free-standing restaurants that opened in the U.S. and have operated for at least 12 months generated ARS of $1.35 million, which is approximately 6% higher than the current U.S. system average.
     Our ARS improvement during the first three months of fiscal 2009 was primarily due to improved worldwide comparable sales growth, the opening of new restaurants with higher than average sales volumes and, to a lesser extent, the closure of under-performing restaurants. We and our franchisees opened 342 net restaurants during the twelve months ended September 30, 2008. We believe that continued improvement in the ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our system.
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

	For the
	Three Months Ended
	September 30,
	2008	2007
	(In Constant Currencies)
Sales Growth:
U.S. & Canada	3.7%	6.7%
EMEA/APAC	10.7%	11.6%
Latin America	16.3%	14.4%
Total System-wide Sales Growth	6.5%	8.5%
     Sales growth continued on a positive trend during the three months ended September 30, 2008, as comparable sales and restaurant count continued to increase on a system-wide basis. We expect net restaurant openings to accelerate in most regions.
     Our sales growth in the U.S. and Canada during the three months ended September 30, 2008 reflects positive comparable sales growth. We had 7,508 restaurants in the U.S. and Canada as of September 30, 2008, compared to 7,482 restaurants as of September 30, 2007.
     EMEA/APAC demonstrated sales growth during the three months ended September 30, 2008, reflecting openings of new restaurants and positive comparable sales in most major markets. We had 3,106 restaurants in EMEA/APAC as of September 30, 2008 compared to 2,892 restaurants as of September 30, 2007, reflecting a 7% increase in the number of restaurants.
     Latin America’s sales growth was driven by new restaurant openings and strong comparable sales during the three months ended September 30, 2008. We had 1,018 restaurants in Latin America as of September 30, 2008, compared to 916 restaurants as of September 30, 2007, reflecting an 11% increase in the number of restaurants.
     Other Operating Data

	As of
	September 30,
	2008	2007
Restaurant Count Data:
Number of Company restaurants:
U.S. & Canada	1,056	901
EMEA/APAC(1)	293	311
Latin America(2)	85	77

Total Company restaurants	1,434	1,289
Number of franchise restaurants:
U.S. & Canada	6,452	6,581
EMEA/APAC(1)	2,813	2,581
Latin America(2)	933	839

Total franchise restaurants	10,198	10,001

Total system-wide restaurants	11,632	11,290

	For the Three Months Ended
	September 30,
	2008	2007
Other Operating Data:

Comparable sales growth	3.6%	5.9%
Sales growth	6.5%	8.5%
Average restaurant sales (in thousands)	$343	$327
Segment Data:
Company restaurant revenues (in millions):
U.S. & Canada	$340	$290
EMEA/APAC(1)	138	135
Latin America(2)	19	16

Total Company restaurant revenues	$497	$441

Company restaurant expenses as a percentage of revenue (3):
U.S. & Canada
Food, paper and products costs	34.4%	32.1%
Payroll and employee benefits	30.5%	30.5%
Occupancy and other operating costs	23.0%	22.1%

Total Company restaurant expenses	87.9%	84.7%

EMEA/APAC(1)
Food, paper and products costs	27.7%	28.2%
Payroll and employee benefits	32.6%	30.3%
Occupancy and other operating costs	26.8%	27.1%

Total Company restaurant expenses	87.1%	85.6%

Latin America(2)
Food, paper and products costs	36.6%	36.3%
Payroll and employee benefits	12.4%	12.5%
Occupancy and other operating costs	32.2%	27.5%

Total Company restaurant expenses	81.2%	76.3%

Worldwide
Food, paper and products costs	32.6%	31.1%
Payroll and employee benefits	30.3%	29.7%
Occupancy and other operating costs	24.5%	23.9%

Total Company restaurant expenses	87.4%	84.7%

Franchise revenues (in millions):
U.S. & Canada	$84	$79
EMEA/APAC(1)	49	41
Latin America(2)	13	11

Total franchise revenues(4)	$146	$131

Income from operations (in millions):
U.S. & Canada	$85	$97
EMEA/APAC(1)	23	20
Latin America(2)	10	9
Unallocated(5)	(28)	(30)

Total Income from operations	$90	$96

EBITDA (in millions)(6)	$116	$117

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Calculated using dollars expressed in hundreds of thousands.

(4)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $3.5 billion and $3.2 billion for each of the three months ended September 30, 2008 and 2007, respectively. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management.

(6)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

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
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended
	September 30,
	2008	2007
	(In millions)
Net income	$50	$49
Interest expense, net	14	16
Income tax expense	26	31
Depreciation and amortization	26	21

EBITDA	$116	$117

Results of Operations for the Three Months Ended September 30, 2008 and 2007
     The following table presents our results of operations for the three months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,
	2008	2007
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$497	$441	13%
Franchise revenues	146	131	11%
Property revenues	31	30	3%

Total revenues	674	602	12%
Company restaurant expenses	435	373	17%
Selling, general and administrative expenses	125	119	5%
Property expenses	15	14	7%
Other operating (income) expense, net	9	—	NM

Total operating costs and expenses	584	506	15%

Income from operations	90	96	(6)%
Interest expense	15	18	(17)%
Interest income	(1)	(2)	(50)%

Interest expense, net	14	16	(13)%
Income before income taxes	76	80	(5)%
Income tax expense	26	31	(16)%

Net income	$50	$49	2%

Earnings per share — basic (1)	$0.37	$0.36	3%
Earnings per share — diluted (1)	$0.36	$0.35	3%
Weighted average shares — basic	135.0	135.2
Weighted average shares — diluted	137.3	137.7

(1)	- Earnings per share is calculated using whole dollars and shares.
NM	- Not meaningful.
     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by $56 million, or 13%, to $497 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of the addition of 145 Company restaurants (net of closures and refranchisings) during the twelve months ended September 30, 2008, and worldwide Company comparable sales growth of 1.9%. The net increase of 145 Company restaurants includes the net acquisition of 130 franchise restaurants, primarily in the U.S. and Canada. Revenues from the acquired restaurants totaled $42 million for the period. Approximately $9 million, or 16%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of currency exchange rates, primarily in EMEA.
     In the U.S. and Canada, Company restaurant revenues increased by $50 million, or 17%, to $340 million during the three months ended September 30, 2008 compared to the same period in the prior year, primarily as a result of a net increase of 155 Company restaurants during the twelve months ended September 30, 2008, including the net acquisition of 141 franchise restaurants, and Company comparable sales growth of 1.3% for the period in this segment. Revenues from the acquired restaurants totaled $42 million for the period. The impact on Company restaurant revenues from the movement of currency exchange rates was not significant in this segment.

     In EMEA/APAC, Company restaurant revenues increased by $3 million, or 2%, to $138 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of Company comparable sales growth of 3.4% for the period in this segment and an $8 million favorable impact from the movement of currency exchange rates in EMEA. Partially offsetting these factors was a decrease in revenues from a net reduction of 18 Company restaurants during the twelve months ended September 30, 2008, due to the refranchising of 11 Company restaurants in Germany and the net closure of 7 Company restaurants in the U.K.
     In Latin America, Company restaurant revenues increased by $3 million, or 19%, to $19 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of a net increase of eight Company restaurants during the twelve months ended September 30, 2008, Company comparable sales growth of 2.3% for the period in this segment and a $1 million favorable impact from the movement of currency exchange rates.
     Franchise revenues
     Total franchise revenues increased by $15 million, or 11%, to $146 million during the three months ended September 30, 2008, compared to the same period in the prior year, driven by a net addition of 197 franchise restaurants during the twelve months ended September 30, 2008, worldwide franchise comparable sales growth of 3.9% for the period, higher effective royalty rates in the U.S. and approximately a $3 million favorable impact from the movement of currency exchange rates, primarily in EMEA. This increase was partially offset by a reduction in royalty payments due to the Company’s net acquisition of 130 franchise restaurants during the twelve months ended September 30, 2008.
     In the U.S. and Canada, franchise revenues increased by $5 million, or 6%, to $84 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of franchise comparable sales growth of 3.2% in this segment and higher effective royalty rates in the U.S. This increase was partially offset by the elimination of royalties from 129 fewer franchise restaurants compared to the same period in the prior year due to the net acquisition of 141 franchise restaurants by the Company, offset by the net opening of 12 new franchise restaurants during the twelve months ended September 30, 2008. The impact on franchise revenues from the movement of currency exchange rates was not significant in this segment.
     In EMEA/APAC, franchise revenues increased by $8 million, or 20%, to $49 million during the three months ended September 30, 2008, compared to the same period in the prior year, driven by a net increase of 232 franchise restaurants during the twelve months ended September 30, 2008, franchise comparable sales growth of 5.0% for the period in this segment and a $3 million favorable impact from the movement of currency exchange rates.
     Latin America franchise revenues increased by $2 million, or 18%, to $13 million during the three months ended September 30, 2008, compared to the same period in the prior year, as a result of the net addition of 94 franchise restaurants during the twelve months ended September 30, 2008 and franchise comparable sales growth of 5.4% for the period in this segment. The impact on franchise revenues from the movement of currency exchange rates was not significant in this segment.
     Property Revenues
     Total property revenues increased by $1 million, or 3%, to $31 million, for the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of worldwide franchise comparable sales growth of 3.9% resulting in increased contingent rents, partially offset by the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees.
     In the U.S. and Canada, property revenues remained unchanged at $23 million for the three months ended September 30, 2008, compared to the same period in the prior year, primarily from increased contingent rents as a result of franchise comparable sales growth of 3.2% in this segment offset by the impact of franchise restaurants leased to franchisees that were closed or acquired by us.

     In EMEA/APAC, property revenues increased by $1 million, or 14%, to $8 million, for the three months ended September 30, 2008, compared to the same period in the prior year, primarily from increased contingent rents as a result of franchise comparable sales growth of 5.0% in this segment, partially offset by the effect of a net reduction in the number of properties we lease or sublease to franchisees.
     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by $25 million, or 19%, to $162 million during the three months ended September 30, 2008, compared to the same period in the prior year, as a result of the net addition of 145 Company restaurants during the twelve months ended September 30, 2008, a significant increase in commodity costs and a $3 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs increased 1.5% to 32.6%, primarily due to the increase in commodity and other food costs across all segments, partially offset by benefits derived from positive Company comparable sales of 1.9% for the period. Commodity costs have increased significantly across all segments, with the cost of many of our core commodities reaching historical highs during the first quarter of fiscal 2009. However, since the end of July 2008, we have seen a significant reduction in the price of several of these commodities.
     In the U.S. and Canada, food, paper and product costs increased by $24 million, or 26%, to $117 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of the net addition of 155 Company restaurants during the twelve months ended September 30, 2008 as well as a significant increase in commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues increased 2.3% to 34.4%, primarily due to an increase in the cost of beef, cheese, chicken and other food costs, partially offset by benefits derived from positive Company comparable sales of 1.3% in this segment. The pricing index of our core commodities, as provided by our purchasing agent in the U.S. and Canada, increased by 17.0% during the first quarter of fiscal 2009 compared to the same period in the prior year. Prices of beef, cheese and oils reached their historical highs during the first quarter of fiscal 2009 and have moderated since the end of July 2008.
     In EMEA/APAC, food, paper and product costs remained unchanged at $38 million for the three months ended September 30, 2008, compared to the same period in the prior year, with the impact from an increase in commodity costs and a $2 million unfavorable impact from the movement of currency exchange rates being offset by the net reduction of 18 Company restaurants during the twelve months ended September 30, 2008. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.5% to 27.7%, benefiting primarily from positive Company comparable sales of 3.4% in this segment, which included the impact of our strategic pricing initiatives, partially offset by a significant increase in commodity costs.
     In Latin America, food, paper and product costs increased by $1 million, or 17%, to $7 million during the three months ended September 30, 2008, compared to the same period in the prior year, as a result of the net addition of eight Company restaurants during the twelve months ended September 30, 2008 and an increase in commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues remained relatively unchanged at 36.6% for the three months ended September 30, 2008 compared to 36.3% in the same period in the prior year.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by $20 million, or 15%, to $151 million during the three months ended September 30, 2008, compared to the same period in the prior year. This increase was primarily due to the net addition of 145 Company restaurants during the twelve months ended September 30, 2008, government mandated and contractual increases in hourly wages in Germany and a $3 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.6% to 30.3%, reflecting increases in hourly wages in Germany partially offset by worldwide Company comparable sales growth of 1.9% for the period.
     In the U.S. and Canada, payroll and employee benefits costs increased by $15 million, or 17%, to $104 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of the net addition of 155 Company restaurants during the twelve months ended September 30, 2008. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained unchanged at 30.5% for the three months ended September 30, 2008 compared to the same period in the prior year.

     In EMEA/APAC, payroll and employee benefits costs increased by $4 million, or 10%, to $45 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of government mandated and contractual increases in hourly wages in Germany and a $3 million unfavorable impact from the movement of currency exchange rates, partially offset by the net reduction of 18 Company restaurants during the twelve months ended September 30, 2008. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 2.3% to 32.6% as a result of increases in hourly wages in Germany, partially offset by positive Company comparable sales growth of 3.4% in this segment.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended September 30, 2008 compared to the same period in the prior year.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by $17 million, or 16%, to $122 million during the three months ended September 30, 2008, compared to the same period in the prior year. This increase is primarily attributable to the net addition of 145 Company restaurants during the twelve months ended September 30, 2008, increased utility costs and rents, start-up costs related to new and acquired Company restaurants in the U.S. and a $2 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.6% to 24.5% as a result of the impact of those same factors, partially offset by the closure of under-performing restaurants in the U.K. (including benefits from the release of unfavorable lease obligations) and worldwide Company comparable sales growth of 1.9% for the period.
     In the U.S. and Canada, occupancy and other operating costs increased by $15 million, or 23%, to $79 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily driven by the net addition of 155 Company restaurants during the twelve months ended September 30, 2008, which represents a 17% increase in the number of Company restaurants in this segment year over year, increased utility costs and rents and start-up costs related to new and acquired Company restaurants. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.9% to 23.0% as a result of the unfavorable impact of accelerated depreciation expense related to our restaurant reimaging program, increased utility costs and rents and start-up costs related to new and acquired Company restaurants, partially offset by Company comparable sales growth of 1.3% in this segment.
     In EMEA/APAC, occupancy and other operating costs remained relatively unchanged at $37 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily due to a $2 million unfavorable impact from the movement in currency exchange rates, offset by the net reduction of 18 Company restaurants during the twelve months ended September 30, 2008. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.3% to 26.8%, reflecting the benefits realized from Company comparable sales growth of 3.4% in this segment and the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K. (including benefits from the release of unfavorable lease obligations).
     In Latin America, occupancy and other operating costs increased by $2 million, or 36%, to $6 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily attributable to the net addition of eight Company restaurants during the twelve months ended September 30, 2008, increased utility costs and the unfavorable impact of accelerated depreciation expense related to an anticipated restaurant closure in Mexico. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 4.7% to 32.2% as a result of increased utility costs and the unfavorable impact of accelerated depreciation expense related to an anticipated restaurant closure, partially offset by Company comparable sales growth of 2.3% in this segment.
     Selling, general and administrative expenses
     Selling expenses increased by $1 million, or 4%, to $24 million for the three months ended September 30, 2008, compared to the same period in the prior year. The increase is primarily attributable to $1 million of additional sales promotions and advertising expenses generated by higher Company restaurant revenues. The impact from currency exchange rates was not significant.

     General and administrative expenses increased by $5 million, or 5%, to $101 million for the three months ended September 30, 2008, compared to the same period in the prior year. The increase is primarily attributable to a $1 million increase in corporate salary and other fringe benefits, a $1 million increase in stock-based compensation, $2 million of incremental amortization expense related to re-acquired franchise rights from restaurant acquisitions, and $3 million of unfavorable impact from currency exchange rates. These increases were partially offset by a $2 million in net miscellaneous cost savings.
     Property Expenses
     Total property expenses increased by $1 million, or 7%, to $15 million for the three months ended September 30, 2008 compared to the same period in the prior year, primarily as a result of an increase in contingent rent expense generated by worldwide comparable sales growth, accelerated depreciation expense from restaurant closures and the non-reoccurrence of a prior year benefit from the release of an unfavorable lease obligation in EMEA. These increases were partially offset by a net reduction in the number of properties we lease or sublease to franchisees in EMEA.
     Other operating (income) expense, net
     Other operating expense, net for the three months ended September 30, 2008 was $9 million, compared to zero for the same period in the prior year. This includes a $3 million charge related to the remeasurement of foreign denominated assets and $2 million of net charges from the use of foreign currency forward contracts. It also includes $2 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S.
Income from Operations

	Three Months Ended
	September 30,
	2008	2007
Income from Operations:
U.S. & Canada	$85	$97
EMEA/APAC	23	20
Latin America	10	9
Unallocated	(28)	(30)

Total income from operations	$90	$96

     Income from operations decreased by $6 million, or 6%, to $90 million during the three months ended September 30, 2008 compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $6 million, an increase in other operating expense, net of $9 million and a $6 million increase in selling, general and administrative expenses. The decrease in income from operations was partially offset by a $15 million increase in franchise revenues driven by worldwide franchise comparable sales growth of 3.9% for the period and an increase in the effective royalty rate. (See Note 13 to our unaudited condensed consolidated financial statements for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”) The favorable impact that the movement in currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses, resulting in a $2 million net favorable impact on income from operations.
     In the U.S. and Canada, income from operations decreased by $12 million, or 12%, to $85 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $3 million and an increase in other operating (income) expense, net of $11 million. This decrease was partially offset by a $5 million increase in franchise revenues, reflecting franchise comparable sales growth of 3.2% for the period in this segment and an increase in the effective royalty rate in the U.S.
     In EMEA/APAC, income from operations increased by $3 million, or 15%, to $23 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of an $8 million increase in franchise revenues, reflecting franchise comparable sales growth of 5.0% for the period in this segment and the net increase of 232 franchise restaurants during the twelve months ended September 30, 2008, and a $2 million decrease in other operating (income) expense, net, partially offset by a decrease in Company restaurant margin of $3 million and a $6 million increase in selling, general and administrative expenses. The favorable impact that the movement in currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses, resulting in a $2 million net favorable impact on income from operations.

     In Latin America, income from operations increased by $1 million, or 11%, to $10 million during the three months ended September 30, 2008, compared to the same period in the prior year, primarily as a result of a $2 million increase in franchise revenues, reflecting franchise comparable sales growth of 5.4% for the period in this segment, and a net increase of 94 franchise restaurants during the twelve months ended September 30, 2008.
     Interest Expense, net
     Interest expense, net decreased by $2 million during the three months ended September 30, 2008, compared to the same period in the prior year, reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the three months ended September 30, 2008 and 2007 were 5.4% and 6.8%, respectively, which included the impact of interest rate swaps on 76% and 51% of our term debt, respectively.
     Income Tax Expense
     Income tax expense was $26 million for the three months ended September 30, 2008, resulting in an effective tax rate of 34.2% primarily due to currency fluctuations and the current mix of income from multiple tax jurisdictions.
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
     Net Income
     Our net income increased by $1 million, or 2%, to $50 million during the three months ended September 2008 compared to the same period in the prior year, primarily as a result of a net increase in restaurants and strong franchise comparable sales growth, which increased franchise revenues by $15 million, a $5 million decrease in income tax expense and the benefit from a $2 million decrease in interest expense, net. These improvements were partially offset by a decrease in Company restaurant margin of $6 million, a $6 million increase in selling, general and administrative expenses and $9 million of other operating expense, net.
Liquidity and Capital Resources
     Overview
     Cash provided by operations was $52 million during the three months ended September 30, 2008, compared to $39 million during the three months ended September 30, 2007.
     During the three months ended September 30, 2008, we borrowed $94 million and repaid $65 million under our revolving credit facility. Our leverage ratio, as defined by our credit agreement, was 2.0x as of September 30, 2008, compared to 1.8x as of June 30, 2008. The weighted average interest rate for the three months ended September 30, 2008 and 2007 was 5.4% and 6.8%, respectively, which included the benefit of interest rate swaps on 76% and 51% of our term debt, respectively.
     During the three months ended September 30, 2008, we declared and paid one quarterly dividend of $0.0625 per share, resulting in $8 million of cash payments to shareholders of record.
     During the three months ended September 30, 2008, we repurchased 734 thousand shares of common stock under our previously announced share repurchase program at an aggregate cost of $18 million, which we will retain in treasury for future use. As of October 1, 2008, we had $51 million remaining under the share repurchase program which expires on December 31, 2008. We intend to use a portion of our excess cash to repurchase shares under our share repurchase program depending on market conditions.
     We had cash and cash equivalents of $118 million as of September 30, 2008. In addition, as of September 30, 2008, we had a borrowing capacity of $44 million under our $150 million revolving credit facility.

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
Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $52 million during the three months ended September 30, 2008 compared to cash provided by operating activities of $39 million during the three months ended September 30, 2007. The $52 million provided during the three months ended September 30, 2008 includes net income of $50 million, including non-cash items such as a $45 million loss on the re-measurement of foreign denominated transactions, offset by a usage of cash from a change in working capital of $72 million. The $39 million provided during the three months ended September 30, 2007 includes net income of $49 million, offset by a $22 million payment to establish the Rabbi trust to fund the Company’s deferred compensation plan.
     Investing Activities
     Cash used for investing activities was $96 million during the three months ended September 30, 2008 and $13 million during the three months ended September 30, 2007. The $96 million cash usage during the three months ended September 30, 2008 includes $67 million used for acquisitions of franchise restaurants and $33 million of payments for property and equipment, partially offset by $1 million from asset disposals and restaurant closures and $3 million from return of investment on direct financing leases and other investing activities. The $13 million cash usage during the three months ended September 30, 2007 includes $23 million of payments for the purchase of property and equipment, partially offset by $8 million of proceeds from asset disposals and restaurant closures and $2 million of principal payment on direct financing leases.
     Capital expenditures for new restaurants include the costs to build new Company restaurants as well as properties for new restaurants that we lease to franchisees. Capital expenditures for existing restaurants consist of the purchase of real estate related to existing restaurants, as well as renovations to Company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each Company restaurant to maintain its appearance in accordance with our standards. Capital expenditures for existing restaurants also include investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward leasehold improvements completed by franchisees on properties we own. Other capital expenditures include investments in information technology systems and corporate facilities. The following table presents capital expenditures by type of expenditure:

	For the
	Three Months Ended
	September 30,
	2008	2007
	(In millions)
New restaurants	$8	$6
Existing restaurants	23	13
Other, including corporate	2	4

Total	$33	$23

     We expect capital expenditures of approximately $170 million to $190 million in fiscal 2009 to develop new restaurants, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, for operational initiatives in our restaurants and for other corporate expenditures. We have expended $33 million in capital expenditures through September 30, 2008.

     Financing Activities
     Cash provided by financing activities was $7 million during the three months ended September 30, 2008 compared to a $39 million cash usage during the three months ended September 30, 2007. Cash provided by financing activities during the three months ended September 30, 2008 primarily consisted of $94 million in proceeds from borrowings under the revolving credit facility, $3 million of excess tax benefits from stock-based compensation and $2 million in proceeds from stock option exercises, offset by principal repayments on the revolving credit facility of $65 million, repayments of capital leases of $1 million, a quarterly cash dividend payment of $8 million and the repurchase of common stock of $18 million. Uses of cash in financing activities during the three months ended September 30, 2007 included repayments of debt and capital leases of $27 million, a quarterly cash dividend payment of $8 million and the repurchase of common stock of $6 million, offset by $1 million in tax benefits from stock-based compensation and $1 million from proceeds of stock option exercises.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 12 to our unaudited condensed consolidated financial statements.
     New Accounting Pronouncements Issued But Not Yet Adopted
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS No. 141R replaces SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately in earnings. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after July 1, 2009. We have not yet determined the impact that SFAS No. 141R will have on our consolidated balance sheet and income statement.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for interim periods beginning after November 15, 2008, which for us will be our interim period beginning January 1, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the three months ended September 30, 2008 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, except as noted below.
     We have entered into foreign currency forward contracts intended to hedge our exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in Euros but are also denominated in British Pounds and Canadian Dollars. Fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of income as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge, which is also reflected in our condensed consolidated statements of income. As of September 30, 2008, we had foreign currency forward contracts to hedge the U.S. dollar equivalent of $392 million of foreign currency-denominated assets. This U.S. dollar equivalent by currency is as follows: $324 million in Euros; $56 million in British Pounds and $12 million in Canadian Dollars. All foreign currency forward contracts expire prior to September 30, 2009.
     We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties based on credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty.
     As of September 30, 2008, we had interest rate swaps with an aggregate notional value of $595 million that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”). The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $898 million would result in an increase or decrease in interest expense of approximately $3 million in a given year, as we have hedged $595 million of our future interest payments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our beliefs and expectations regarding our intention to focus on sales growth and profitability and expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development; our beliefs and expectations regarding franchise restaurants, including their growth potential and the factors that will result in financially stronger operators throughout our franchise base; our intention to continue to employ innovative marketing strategies and expand product offerings; our intention to focus on Company restaurant remodels and rebuilds; our ability to use proactive portfolio management to drive financial performance and development; our estimates regarding our liquidity, capital expenditures in fiscal 2009 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our intention to increase shareholder value through the use of a portion of our excess cash to repurchase shares under our repurchase program; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of our hedging contracts on our income statements during fiscal year 2009; our expectations regarding unrecognized tax benefits; and our expectations regarding the impact of accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our international growth strategy;

•	Our ability to manage increases in our operating costs, including costs of food and paper products, rent expense, energy costs and labor costs, which can adversely affect our operating margins and financial results, particularly in an environment of declining sales or challenging macroeconomic conditions, if we choose not to pass, or cannot pass, these increased costs to our guests;

•	Risks related to our international operations;

•	Economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, higher unemployment rates, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer preferences;

•	Our continued good relationship with, and the success of, our franchisees;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations for new restaurant development;

•	The ability of our franchisees to obtain financing for new development, restaurant remodels and equipment initiatives on acceptable terms or at all given the current turmoil in the global credit markets;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to franchisee financial distress which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties, such as landlords;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	The ability of franchisees who are experiencing losses from their other businesses to continue to make payments to us and invest in our brand;

•	Risks related to food safety, including foodborne illness and food tampering;

•	Risks related to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply of necessary products to us;

•	Our ability to execute on our reimaging program in the U.S. and Canada to increase sales and profitability, and the short term impact of our reimaging program on revenues and operating margins due to temporary restaurant closures and accelerated depreciation of assets;

•	Our ability to identify and consummate successfully acquisition and development opportunities in new and existing markets;

•	Our ability to refinance or modify our bank debt or obtain additional financing to fund our future cash needs given the current lending environment;

•	Risks related to the impact of the global financial and credit crisis on the restaurant industry in general and on our business and results of operations;

•	Risks related to the ability of counterparties to our secured credit facility, interest rate swaps and foreign currency forward contracts to fulfill their commitments and/or obligations due to disruptions in the global credit markets, including the bankruptcy or restructuring of certain financial institutions;

•	Fluctuations in currency exchange and interest rates, and their impact on both pretax income and the income tax provision and our ability to manage the impact of volatility in foreign currencies and interest rate markets;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Our ability to continue to extend our hours of operations, at least in the U.S. and Canada, to capture a larger market of both the breakfast and late night dayparts;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Our ability to utilize foreign tax credits to offset our U.S. income taxes due to continuing losses in the U.K. and other factors and risks related to the impact of changes in statutory tax rates in foreign jurisdictions on our deferred taxes and effective tax rate;

•	Our ability to realize our expected tax benefits from the realignment of our European and Asian businesses;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Risks related to market conditions, including the market price and trading volume of our common stock, that would affect the volume of purchases, if any, made under our Share Repurchase Program;

•	Our ability to manage changing labor conditions and difficulties in staffing our international operations;

•	Risks related to disruptions and catastrophic events, including disruption in the financial markets, war, terrorism and other international conflicts, public health issues and natural disasters;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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
Part II — Other Information

Item 1.	Legal Proceedings
     On September 10, 2008, the Company and Burger King Corporation (“BKC”) were named as the defendants in a class action lawsuit filed in the United States District Court for the Northern District of California styled Castaneda v. Burger King Corp. and Burger King Holdings, Inc. The complaint alleges that all Burger King® restaurants in California leased by BKC and operated by franchisees violate accessibility requirements of the Americans with Disabilities Act (“ADA”) as well as the California Disabled Persons Act (“CDPA”) and the Unruh Civil Rights Act (“Unruh Act”). Plaintiff, on behalf of the class, seeks injunctive relief under the ADA, minimum statutory damages per offense of $4,000 under the Unruh Act and $1,000 per incident under the CDPA, as well as attorneys’ fees and costs. We intend to vigorously defend against all claims in this lawsuit. It is not possible at this time to determine the likelihood of class certification in this case or reasonably estimate the probability or amount of liability for monetary damages on a class wide basis.

Item 1A.	Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in our Annual Report on Form 10-K. The information below updates, and should be read in conjunction with, the risk factors in our Annual Report on Form 10-K. We encourage you to read these risk factors in their entirety.
Disruptions in the financial markets may adversely impact the availability and cost of credit and consumer spending patterns.
     The ability of our franchisees to obtain financing for new development, restaurant remodels and equipment initiatives, on acceptable terms or at all, will depend on prevailing economic conditions and financial, business and other factors beyond their control. The subprime mortgage crisis and disruptions in the financial markets may adversely impact the availability and cost of credit. If our franchisees are unable to obtain financing to develop new restaurants or reinvest in their existing restaurants, our business and financial results could be adversely affected.
     The disruptions in the financial markets may also have an adverse effect on the U.S. and world economy, which could negatively impact consumer spending patterns. There can be no assurances that government responses to the disruption in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. Any material decline in the amount of discretionary spending either in the United States or in other countries in which we operate could reduce traffic in our restaurants or limit our ability to raise prices, either of which could have a material adverse effect on our financial condition and results of operation.
Counterparties to our secured credit facility, interest rate swaps and foreign currency forward contracts may not be able to fulfill their obligations due to disruptions in the global credit markets.
     Current economic conditions have been, and continue to be volatile and, in recent weeks, the volatility has reached unprecedented levels. As a result of concerns about the stability of the markets and the strength of counterparties, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, we have no indication as of our filing date that the financial institutions syndicated under our secured credit facility would be unable to fulfill their commitments to us, other than one holder of less than 2% of our revolving credit facility. Additionally, we enter into interest rate swaps and foreign currency forward contracts to hedge the variability of the interest payments associated with our secured credit facility and reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets. We are exposed to losses in the event of nonperformance by counterparties on these instruments. Continued turbulence in the global credit markets and the U.S. economy may adversely affect our results of operations, financial condition and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information related to repurchases of the Company’s common stock made during the fiscal quarter ended September 30, 2008:

				Dollar Number (or
			Total Number of	Approximate Value)
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	Per Share	Programs (1) (2)	Programs
July 1-31, 2008	—	—	—	$68,390,877
Aug 1-31, 2008	3,261 (3)	$26.77	—	$68,390,877
Sept 1-30, 2008	734,382	$24.04	734,382	$50,739,395

Total	737,643	$24.05	734,382	$50,739,395

(1)	On May 31, 2007, the Company’s Board of Directors authorized a $100 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s insider trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy. The program expires on December 31, 2008.

(2)	All shares purchased to date pursuant to the Company’s share purchase program have been deposited, and all future shares, if any, will be deposited, into treasury and retained for future uses.

(3)	All shares purchased were in connection with the Company’s obligation to withhold from restricted stock awards the amount of federal withholding taxes due in respect of such awards.

Item 6.	Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

18.1	Preferability Letter of KPMG LLP, Independent Registered Accounting Firm.

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: November 5, 2008	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

18.1	Preferability Letter of KPMG LLP, Independent Registered Accounting Firm.

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002