Form 10-Q
period 2008-12-31
Burger King Holdings Inc
filed 2009-02-06
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 30, 2009, there were 134,593,313 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	December 31,	June 30,
	2008	2008
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$124	$166
Trade and notes receivable, net	135	139
Prepaids and other current assets	57	54
Deferred income taxes, net	35	45

Total current assets	351	404
Property and equipment, net	958	961
Intangible assets, net	1,073	1,055
Goodwill	26	27
Net investment in property leased to franchisees	132	135
Other assets, net	97	105

Total assets	$2,637	$2,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$78	$130
Accrued advertising	79	77
Other accrued liabilities	215	242
Current portion of long term debt and capital leases	38	7

Total current liabilities	410	456

Term debt, net of current portion	867	869
Capital leases, net of current portion	66	71
Other deferrals and liabilities	350	360
Deferred income taxes, net	56	86

Total liabilities	1,749	1,842

Commitments and Contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 134,589,210 and 135,022,753 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	1	1
Additional paid-in capital	614	601
Retained earnings	367	290
Accumulated other comprehensive income (loss)	(35)	(8)
Treasury stock, at cost; 2,872,325 and 2,042,887 shares, at December 31, 2008 and June 30, 2008, respectively	(59)	(39)

Total stockholders’ equity	888	845

Total liabilities and stockholders’ equity	$2,637	$2,687

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
		(In millions, except per share data)
Revenues:
Company restaurant revenues	$473	$448	$970	$889
Franchise revenues	134	134	280	265
Property revenues	27	31	58	61

Total revenues	634	613	1,308	1,215

Company restaurant expenses:
Food, paper and product costs	152	140	314	277
Payroll and employee benefits	144	132	295	263
Occupancy and other operating costs	112	106	234	211

Total company restaurant expenses	408	378	843	751

Selling, general and administrative expenses	120	125	245	244
Property expenses	14	16	29	30
Other operating (income) expense, net	6	(1)	15	(1)

Total operating costs and expenses	548	518	1,132	1,024

Income from operations	86	95	176	191

Interest expense	16	18	31	36
Interest income	(1)	(2)	(2)	(4)

Total interest expense, net	15	16	29	32

Income before income taxes	71	79	147	159
Income tax expense	27	30	53	61

Net income	$44	$49	$94	$98

Earnings per share:
Basic	$0.33	$0.36	$0.70	$0.72
Diluted	$0.33	$0.36	$0.69	$0.71

Weighted average shares outstanding:
Basic	134.6	135.3	134.8	135.2
Diluted	136.5	137.9	136.9	137.9

Dividends per common share	$0.06	$0.06	$0.13	$0.13
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
	(In millions)
Cash flows from operating activities:
Net income	$94	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	44
Gain on hedging activities	(1)	(1)
Loss / (Gain) on remeasurement of foreign denominated transactions	60	(30)
Gain on asset sales and release of unfavorable lease obligation	(1)	(6)
Bad debt expense, net of recoveries	3	(1)
Stock-based compensation	8	5
Deferred income taxes	(15)	20
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(4)	(11)
Prepaids and other current assets	(7)	15
Accounts and drafts payable	(45)	(29)
Accrued advertising	5	30
Other accrued liabilities	(14)	5
Other long-term assets and liabilities	(3)	(23)

Net cash provided by operating activities	129	116

Cash flows from investing activities:
Payments for property and equipment	(83)	(50)
Proceeds from asset disposals and restaurant closures	2	13
Payments for acquired franchisee operations, net of cash acquired	(67)	(1)
Return of investment on direct financing leases	4	3
Other investing activities	(5)	(3)

Net cash used for investing activities	(149)	(38)

Cash flows from financing activities:
Repayments of term debt and capital leases	(2)	(53)
Borrowings under revolving credit facility	94	—
Repayments of revolving credit facility	(65)	—
Dividends paid on common stock	(17)	(17)
Proceeds from stock option exercises	2	2
Excess tax benefits from stock-based compensation	3	3
Repurchases of common stock	(20)	(6)

Net cash used for financing activities	(5)	(71)

Effect of exchange rates on cash and cash equivalents	(17)	6
Decrease in cash and cash equivalents	(42)	13
Cash and cash equivalents at beginning of period	166	170

Cash and cash equivalents at end of period	$124	$183

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$30	$20
Income taxes paid	$70	$41
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$1	$5
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization and Basis of Presentation
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. As of December 31, 2008, the Company was approximately 32% owned by the private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).
     The Company generates revenues from three sources: (i) retail sales at Company restaurants; (ii) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees.
Basis of Presentation and Consolidation
     The Company has prepared the accompanying Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 28, 2008 (“2008 Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for the six months ended December 31, 2008 do not necessarily indicate the results that may be expected for the full year ending June 30, 2009.
     Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications.  These reclassifications had no effect on previously reported Net Income.
     The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Correction of Immaterial Error Related to Prior Periods
     During the year ended June 30, 2008, the Company identified an error related to its classification in the statement of cash flows of lease payments received under its direct financing leases. The Company determined that in accounting for such payments, it did not properly classify the portion of the lease payment representing the reduction in the net investment in the lease as cash flows from investing activities, as required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” The Company reviewed the impact of this error on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods. However, the Company has corrected the statement of cash flows for the six months ended December 31, 2007 by increasing cash flows from investing activities and decreasing cash flows from operating activities by $3 million.
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

109, “Accounting for Income Taxes” (“SFAS No. 109”), transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities may be reported separately or included in deferred tax expense or benefit, if that presentation is considered more useful. In that regard, in order to (i) reduce complexity in financial reporting by mitigating the impact that fluctuations in exchange rates have on the calculation of the Company’s effective tax rate, (ii) provide clarity by reducing the impact attributable to fluctuations in exchange rates on the Company’s effective tax rate, leaving remaining differences between expected and actual tax expense primarily related to trends in earnings, and (iii) provide transparency to its financial statements by isolating foreign exchange transaction gains and losses within the same line in the consolidated statements of income, the Company believes it to be preferable to reclassify the foreign exchange transaction gains and losses attributable to the remeasurement of foreign deferred tax assets, previously included within income tax expense, to other operating (income) expense, net. For the three and the six months ended December 31, 2008, this change in accounting policy resulted in a decrease to income tax expense of $5 million and $8 million, respectively, with a corresponding increase in foreign exchange transaction losses included in other operating (income) expense, net. For the three and the six months ended December 31, 2007, the impact of this change in accounting policy was insignificant. This accounting policy change had no effect on net income for the periods presented.
Recently Adopted Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued Financial Statement of Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer adoption of SFAS No. 157 for such items, which for the Company primarily includes long-lived assets, goodwill and intangibles for which fair value would be determined as part of the related impairment tests, intangible assets measured at fair value in conjunction with the Company’s acquisition of BKC on December 12, 2002, but not measured at fair value in subsequent periods, and asset retirement obligations initially measured at fair value under SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company does not currently anticipate that full adoption of SFAS No. 157 in fiscal year 2010 will materially impact the Company’s results of operations or financial condition. Also, in October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarified the application of SFAS No. 157 in a market that is not active and also provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 did not have an effect upon the Company’s adoption of SFAS No. 157.
     On July 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and financial liabilities. The following table presents the fair values for those assets and liabilities measured on a recurring basis as of December 31, 2008:

			Fair Value Measurements at December 31, 2008
					Significant
			Quoted Prices in Active	Significant Other	Unobservable
	Carrying Value		Markets for Identical	Observable Inputs	Inputs
Description	Assets	Liabilities	Instruments (Level 1)	(Level 2)	(Level 3)
Foreign currency forward contracts	$15	$—	$—	$15	$—
Other investments	17	—	17	—	—

	$32	$—	$17	$15	$—

Foreign currency forward contracts	$—	$(15)	$—	$(15)	$—
Interest rate swaps	—	(41)	—	(41)	—

	$—	$(56)	$—	$(56)	$—

     The Company has entered into interest rate swap contracts with the objective of hedging the variability of the forecasted cash interest payments associated with its variable-rate debt. The Company enters into foreign currency forward contracts with the objective of reducing its exposure to cash flow volatility arising from currency exchange fluctuations associated with certain foreign currency-denominated intercompany loans and other assets. The fair values of the Company’s interest rate swaps and foreign currency forward contracts were determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk of the counterparty and of the Company, and using discount rates appropriate for the duration of these instruments. The Company presents the financial assets and financial liabilities related to interest rate swaps and foreign currency forward contracts with the same counterparty on a gross basis.
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
     The Company adopted SFAS No. 159 on July 1, 2008. The Company did not elect to begin reporting any financial assets or financial liabilities at fair value that are not currently required to be measured at fair value upon adoption of SFAS No. 159.
Inventories
     Inventories, totaling $18 million and $16 million as of December 31, 2008 and June 30, 2008, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying condensed consolidated balance sheets.
Note 2. Stock-based Compensation
     In August 2008, the Company granted non-qualified stock options and performance-based restricted stock and performance-based restricted stock units (“PBRS”) covering approximately 1.2 million shares and 0.4 million shares, respectively, to eligible employees.
     The Company’s stock options generally vest ratably over a four-year service period. The grant date fair value of the stock options granted in August 2008 was $8.54 and was estimated using the Black-Scholes option pricing model based on the following input assumptions: risk-free interest rate of 3.33%; expected term of 6.25 years; expected volatility of 31.80%; and expected dividend yield of 0.96%.
     The amount of PBRS granted to each eligible employee in August 2008 was based on the Company achieving 100% of the performance target set for fiscal year 2009. PBRS generally vest after a three year service period from the grant date, which includes the performance period. The grant date fair value of each PBRS was $26.16, representing the closing share price of the Company’s common stock on the grant date.
     In November 2008, the Company granted approximately 41,000 deferred shares of restricted stock to non-employee members of the Company’s Board of Directors as an annual grant. The deferred shares vest in quarterly installments over a one-year period on the first day of each calendar quarter following the grant date. The deferred shares will settle and shares of common stock will be issued upon termination of service by the board member.
     The Company recorded $5 million and $8 million of stock-based compensation expense for the three and the six months ended December 31, 2008, respectively. The Company recorded $3 million and $5 million of stock-based compensation expense for the three and the six months ended December 31, 2007, respectively.

Note 3. Acquisitions, Closures and Dispositions
     Acquisitions
     All acquisitions of franchise restaurants are accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations” and the guidance under Emerging Issues Task Force (EITF) Issue No. 04-1, “Accounting for Preexisting Relationships between parties to a Business Combination.” For the six months ended December 31, 2008, these acquisitions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Number of restaurants acquired	2	12	76	16
Prepaids and other current assets	$—	$—	$1	$—
Property and equipment, net	—	1	14	1
Other intangible assets	—	1	55	1
Assumed liabilities	—	—	(3)	—

Total purchase price	$—	$2	$67	$2

     The purchase price allocations for the acquisitions completed during the six months ended December 31, 2008, are subject to final adjustment. Other intangible assets primarily include reacquired franchise rights.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Number of restaurant closures	4	7	6	12
Number of refranchisings	1	—	3	17
Net loss (gain) on restaurant closures, refranchisings, and dispositions of assets	$(1)	$(3)	$—	$(2)
Note 4. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$44,405,888	$49,177,412	$94,214,267	$97,699,110

Denominator:
Weighted average shares — basic	134,566,769	135,275,453	134,787,340	135,235,468
Effect of dilutive securities	1,910,592	2,636,903	2,082,129	2,634,235

Weighted average shares — diluted	136,477,361	137,912,356	136,869,469	137,869,703

Basic earnings per share	$0.33	$0.36	$0.70	$0.72
Diluted earnings per share	$0.33	$0.36	$0.69	$0.71

     For the three months ended December 31, 2008 and 2007 there were 3.6 million and 1.2 million anti-dilutive stock options outstanding, respectively. For the six months ended December 31, 2008 and 2007 there were 2.2 million and 0.8 million anti-dilutive stock options outstanding, respectively.
Note 5. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$44	$49	$94	$98

Translation adjustment	(6)	(1)	(5)	(2)

Cash flow hedges:
Net change in fair value of derivatives (1)	(19)	(5)	(21)	(10)
Amounts reclassified to earnings during the period	(1)	—	(1)	(1)

Total other comprehensive (loss)	(26)	(6)	(27)	(13)

Total comprehensive income	$18	$43	$67	$85

(1)	Amounts are presented net of tax of $13 million and $4 million for the three months ended December 31, 2008 and 2007, respectively, and $14 million and $7 million for the six months ended December 31, 2008 and 2007, respectively.
Note 6. Other Accrued Liabilities and Other Deferrals and Liabilities
     Included in other accrued liabilities as of December 31, 2008 and June 30, 2008 were accrued payroll and employee-related benefit costs totaling $58 million and $84 million, respectively. The decrease in accrued payroll and employee-related benefit costs is primarily due to the payment of the Company’s annual incentive bonus to employees during the first quarter of fiscal 2009.
     Included in other deferrals and liabilities as of December 31, 2008 and June 30, 2008 were accrued pension liabilities of $41 and $50 million, respectively; casualty insurance reserves of $28 million for each period ended; retiree health benefits of $22 million and $21 million, respectively; and liabilities for unfavorable leases of $166 million and $190 million, respectively.
Note 7. Long-Term Debt
     As of December 31, 2008 and June 30, 2008, the Company had $900 million and $871 million of long-term debt outstanding, respectively. During the six months ended December 31, 2008, the Company borrowed $94 million and repaid $65 million under its revolving credit facility. The current portion of long-term debt was $33 million and $2 million as of December 31, 2008 and June 30, 2008, respectively. The next scheduled principal payment on the Company’s long-term debt is June 30, 2009. The weighted average interest rate for the three and six months ended December 31, 2008 was 5.5% and 5.4%, respectively, which included the benefit of interest rate swaps on 66% and 71% of our term debt, respectively (See Note 8).
Note 8. Derivative Instruments
     Interest rate swaps
     As of December 31, 2008, the Company had receive-variable, pay-fixed interest rate swap contracts outstanding with an aggregate notional value of $595 million, a decrease of $60 million from June 30, 2008, reflecting swap contracts that matured in September 2008. The swaps were being used to hedge 66% of the Company’s forecasted LIBOR-based interest payments on variable rate debt (hedged forecasted transaction) as of December 31, 2008. The Company has designated the swaps as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, As Ammended.” At December 31, 2008, the fair values of these swaps are reflected in other deferrals and liabilities, with an offsetting unrealized loss in accumulated other comprehensive income (loss) (“AOCI”), in the accompanying condensed consolidated balance sheets.

     During the three and six months ended December 31, 2008, the Company recognized $1 million and $3 million, respectively, as additional interest expense related to the change in value of these swaps, reflecting a higher fixed rate paid to the counterparty compared to the variable rate received. There was no hedge ineffectiveness recorded in earnings during the three and six months ended December 31, 2008.
     In September 2006, the Company settled swaps that had been designated as a cash flow hedge, which had an aggregate fair value of $12 million, and terminated the hedges. This balance is recorded in AOCI and is being recognized as a reduction of interest expense over the remaining term of the debt underlying the terminated hedges. At December 31, 2008, $3 million remained in AOCI related to the terminated hedges.
     Foreign currency forward contracts
     The following table represents the gains and losses recorded in other operating (income) expense, net in the Company’s condensed consolidated statement of income resulting from the remeasurement of foreign currency-denominated intercompany loans and other assets and the change in fair value of foreign currency forward contracts used to economically hedge the foreign exchange risks associated with such items (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
(Gain) loss on remeasurement of foreign denominated intercompany loans	$10	$(11)	$52	$(30)
Loss on remeasurement of foreign denominated other assets	$5	$—	$8	$—

(Gain) loss on change in fair value of foreign currency forward contracts	$(14)	$11	$(54)	$29
     The $1 million difference between the recognized losses on the remeasurement of foreign currency-denominated intercompany loans and other assets and the offsetting gains in the change in fair value of the foreign currency forward contracts for the three months ended December 31, 2008, represents $1 million of loss from the remeasurement of a portion of foreign denominated other assets that were not hedged during that period.
     There is no significant difference between the gain from the remeasurement of foreign currency-denominated intercompany loans and the change in fair value of the foreign currency forward contracts for the three months ended December 31, 2007.
     The $6 million difference between the losses on the remeasurement of foreign currency-denominated intercompany loans and assets and the offsetting gains in the change in fair value of the foreign currency forward contracts for the six months ended December 31, 2008, represents $2 million of loss from the change in fair value of the foreign currency forward contracts attributable to the difference in spot and forward contract rates and $4 million of loss from the remeasurement of a portion of foreign denominated assets that were not hedged during that period.
     The $1 million difference between the gain from the remeasurement of foreign currency-denominated intercompany loans and the change in fair value of the foreign currency forward contracts for the six months ended December 31, 2007, represents the change in fair value of the foreign currency forward contracts attributable to the difference in spot and forward contract rates.
Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7	2.6	2.7	2.8
Costs and taxes related to foreign operations	(1.3)	(3.7)	(1.9)	0.7
Foreign tax differential	(4.6)	0.0	(4.6)	0.0
Foreign exchange differential on tax benefits	2.7	0.5	2.2	(0.1)
Change in valuation allowance	2.3	2.0	1.7	(0.9)
Change in accrual for tax uncertainties	1.1	1.7	1.0	1.3
Other	0.1	(0.1)	(0.1)	(0.4)

Effective income tax rate	38.0%	38.0%	36.0%	38.4%

     As discussed further in the Company’s 2008 Form 10-K, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective July 1, 2007. The amount of unrecognized tax benefits as of June 30, 2008 was approximately $23 million which, if recognized, would affect the effective income tax rate. During the three and six months ended December 31, 2008, the amount of additional unrecognized tax benefit was approximately $1 million and $2 million, respectively, which, if recognized, would affect the effective income tax rate.
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
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2008 was $4 million, which was included as a component of the $23 million unrecognized tax benefit at June 30, 2008. Potential interest and penalties associated with uncertain tax positions recognized during the six months ended December 31, 2008 were less than $1 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
Note 10. Retirement Plan and Other Post Retirement Benefits
     The fair value of restricted investments held in a Rabbi trust (“the rabbi trust”), which the Company established to fund the Company’s current and future obligations under its Executive Retirement Plan, was $17 million and $20 million at December 31, 2008 and June 30, 2008, respectively.
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and postretirement plans (other benefits) is presented below (in millions):

	Pension and Other Post Retirement Benefits
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost-benefits earned during the period	$1	$1	$1	$1
Interest costs on projected benefit obligations	3	4	6	6
Expected return on plan assets	(2)	(3)	(5)	(5)
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$2	$2	$2	$2

     During the six months ended December 31, 2008, the Company contributed $13 million to the Company’s pension and post retirement plans.
Note 11. Other Operating (Income) Expense, Net
     Other operating expense, net for the three months ended December 31, 2008 was $6 million, compared to $1 million of income for the same period in the prior year. This $6 million expense includes $4 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, and $2 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets.
     Other operating (income) expense, net for the three months ended December 31, 2007 was $1 million of income. Other operating (income) expense, net for the three months ended December 31, 2007 includes a net gain of $3 million from the disposal of real estate and other assets, offset by a $1 million loss from foreign currency transactions, a $1 million loss from vacant property provisions, and $1 million in losses derived from settlement losses recorded on the acquisition of franchise restaurants and unrealized losses on investment securities.
     Other operating expense, net for the six months ended December 31, 2008 was $15 million, compared to $1 million of income for the same period in the prior year. This $15 million expense includes $6 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, $2 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S. and $7 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets.
     Other operating (income) expense, net for the six months ended December 31, 2007 was $1 million of income. Other operating (income) expense, net for the six months ended December 31, 2007 includes a net gain of $2 million from the disposal of assets, offset by a $1 million charge for a payment made to our sole distributor in the United Kingdom and a $1 million charge for litigation reserves.
Note 12. Commitments and Contingencies
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $69 million as of December 31, 2008, expiring over an average period of six years.
     Other commitments arising from normal business operations were $8 million as of December 31, 2008, of which $7 million was guaranteed under bank guarantee arrangements.

     Letters of Credit
     As of December 31, 2008, the Company had $26 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of December 31, 2008, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of December 31, 2008, the Company had posted bonds totaling $18 million, which related to promotional activities and certain utility deposits.
     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2008, the Company estimates that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of December 31, 2008 and June 30, 2008, the deferred amounts totaled $17 million. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of December 31, 2008, the Company had $5 million in aggregate contractual obligations for the year ending June 30, 2009 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to three years with a termination fee ranging from less than $1 million to $2 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $5 million extending up to three years with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of December 31, 2008, commitments to purchase advertising totaled $86 million. These commitments run through December 2011.
     Litigation
     On July 30, 2008, BKC was sued by four Florida franchisees over the Company’s decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. On November 3, 2008, the court granted the Company’s motion to dismiss, but provided the plaintiffs leave to file an amended complaint. The plaintiffs have filed an amended complaint, predicated on the same allegations as in the original complaint, and the Company has moved to dismiss the amended complaint. While the Company believes that it has the right under its franchise agreement to mandate extended operating hours, the Company is unable to predict the ultimate outcome of the litigation.
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
     Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of December 31, 2008 and June 30, 2008, the Company had $36 million and $34 million in accrued liabilities to cover such claims, respectively.
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
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
U.S. & Canada	$435	$385	$882	$777
EMEA/APAC	172	199	367	382
Latin America	27	29	59	56

Total revenues	$634	$613	$1,308	$1,215

     Other than the U.S. and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the U.S. totaled $397 million and $801 million for the three and six months ended December 31, 2008, respectively, compared to $343 million and $693 million for the three and six months ended December 31, 2007, respectively. Revenues in Germany totaled $80 million and $166 million for the three and six months ended December 31, 2008 and 2007, respectively, compared to $93 million and $175 million for the three and six months ended December 31, 2007, respectively.
     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Income from Operations:
U.S. & Canada	$83	$88	$168	$185
EMEA/APAC	23	27	46	47
Latin America	10	11	20	20
Unallocated	(30)	(31)	(58)	(61)

Total income from operations	$86	$95	$176	$191
Interest expense, net	15	16	29	32

Income before income taxes	$71	$79	$147	$159
Income tax expense	27	30	53	61

Net income	$44	$49	$94	$98

Note 14. Subsequent Events
     On January 26, 2009, the Company repaid $39 million of principal under the revolving credit facility, which increases the amount available under the revolving credit facility to $84 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2008, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and under Part II, Item 1A “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we,” “us,” “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.
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
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. Our system of restaurants includes restaurants owned by us, as well as our franchisees. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. As of December 31, 2008, we owned or franchised a total of 11,757 restaurants in 74 countries and U.S. territories, of which 7,516 were located in the U.S. and Canada. At that date, 1,444 restaurants were Company restaurants and 10,313 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
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

Business Highlights
     Our strategic plan has four strategic global growth pillars: marketing, products, operations and development. Guided by our strategic plan and strong executive team leadership, our accomplishments and key activities since September 30, 2008 include:
•	the opening of 125 net new restaurants worldwide in the second quarter of fiscal 2009 and 362 net new restaurants for the trailing 12-months ended December 31, 2008;

•	the twentieth consecutive quarter of worldwide comparable sales growth, our best comparable sales growth trend in three decades, including comparable sales growth of 2.9% (in constant currencies) for the second quarter of fiscal 2009;

•	the nineteenth consecutive quarter of comparable sales growth in the U.S. and Canada, including comparable sales growth of 1.9% (in constant currencies) for the second quarter of fiscal 2009;

•	the opening of the first restaurant in the Czech Republic, which brings the number of countries and U.S territories in which we operate to 74;

•	named by Ad Week magazine in December 2008 as one of the top three industry-changing advertisers in the last three decades along with NIKE® and Budweiser;

•	promotional tie-ins with family focused marketing properties, such as iDog™ and Nintendo™; and

•	the kick-off of the “Whopper® Virgins” marketing campaign, new product offerings such as the limited time offer Mushroom ‘N Swiss Steakhouse Burger and the re-introduction of the Italian and American Chicken sandwiches.
     Our focus continues to be on the following:
•	driving further sales growth;

•	enhancing restaurant profitability;

•	expanding our large international platform;

•	accelerating our new restaurant development and expansion;

•	using proactive portfolio management, including closures of under-performing restaurants and strategic refranchisings and acquisitions, to drive financial performance and development; and

•	employing innovative marketing strategies and expanding product offerings.
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
Key Business Measures
     The following key business measures have been provided for the three and six months ended December 31, 2008 and 2007. Comparable sales growth and sales growth are provided by reportable segment and are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of currency movements.

Comparable Sales Growth
     Comparable sales growth refers to the change in restaurant sales in one period from a comparable period in the prior year for restaurants that have been open for 13 months or longer as of the end of the most recent period. Company comparable sales growth refers to comparable sales growth for Company restaurants and franchise comparable sales growth refers to comparable sales growth for franchise restaurants, in each case by reportable segment. We believe comparable sales growth is a key indicator of our brand’s performance, as influenced by our strategic initiatives and those of our competitors.

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
		(In Constant Currencies)
Company Comparable Sales Growth:
U.S. & Canada	2.4%	0.8%	1.8%	2.2%
EMEA / APAC	1.6%	4.3%	2.5%	3.5%
Latin America	2.2%	(1.1)%	2.2%	(0.8)%
Total Company Comparable Sales Growth	2.1%	1.8%	2.0%	2.5%
Franchise Comparable Sales Growth:
U.S. & Canada	1.8%	4.7%	2.5%	5.9%
EMEA / APAC	5.5%	5.7%	5.2%	5.3%
Latin America	4.2%	2.6%	4.8%	3.4%
Total Franchise Comparable Sales Growth	3.0%	4.8%	3.5%	5.6%
Comparable Sales Growth:
U.S. & Canada	1.9%	4.2%	2.4%	5.4%
EMEA/APAC	5.0%	5.5%	4.9%	5.1%
Latin America	4.1%	2.4%	4.6%	3.1%
Total Worldwide Comparable Sales Growth	2.9%	4.5%	3.3%	5.2%
     Three and six months ended December 31, 2008
     Our worldwide comparable sales growth for the three and six months ended December 31, 2008 was driven by our strategic pricing initiatives, our barbell menu strategy of innovative indulgent products and value menu items as well as the continued social relevance of the Burger King® brand.
     During the three months ended December 31, 2008, positive comparable sales in the U.S. and Canada were driven primarily by successful product promotions such as the Mushroom ‘N Swiss Steakhouse Burger limited time offer, the re-introduction of the limited time offer Italian and American Chicken sandwiches and the kick-off of the Whopper® Virgins marketing campaign. Super Family promotions, such as The Simpsons™, iDog™ and Nintendo™ giveaway promotional tie-in with the BK® Crown Card aimed at driving holiday sales also contributed to positive comparable sales for the second quarter. Positive comparable sales during the first six months of fiscal 2009 were driven primarily by our strategic pricing initiatives as well as successful product promotions such as the Steakhouse Burger in the U.S and Canada, the introduction of the new BK® Kids Meal (including Kraft® Macaroni and Cheese and BK™ Fresh Apple Fries), the Spicy Chicken BK Wrapper™ and the promotions noted for the three month period.
     In EMEA/APAC comparable sales during the three month ended December 31, 2008 continued to improve in most major countries in this segment, including the U.K., Australia, Spain and South Korea, with continued focus on operational improvements, marketing and advertising and high quality indulgent offerings as well as successful product promotions, such as the Meat Beast Whopper® sandwich in the U.K. and the promotion of our four chicken sandwiches in Australia. Positive comparable sales for the first six months of fiscal 2009 were driven primarily by our strategic pricing initiatives as well as successful product promotions, such as Whopper® sandwich limited time offers throughout the region, BK Fusion™ Real Ice Cream, the Long Chicken sandwich limited time offers in Spain and the promotions noted for the three month period. SuperFamily promotions, such as The Simpsons™, iDog™ and Crayola™, also positively impacted comparable sales for the six month period.

     Latin America achieved strong results in comparable sales for the second quarter of fiscal 2009 driven by our barbell menu strategy featuring everyday value platforms and indulgent products, such as our new Mushroom ‘N Swiss Steakhouse Burger in Puerto Rico, Mexico and Central America, and the Xtra-Long Triple burger in Argentina and Chile, and dessert options, such as the Banana BK™ Bites and Chocolate Lava cake, which were featured in a number of markets across the region. In addition, our regional Latin Grammy’s music promotion with Coca-Cola in 11 markets in the region, and strong kids properties such as Pokeman™, Crayola™, and The Simpsons™ also positively impacted comparable sales. Positive comparable sales during the first six months of fiscal 2009 were driven primarily by the product promotions noted for the three month period, the Steakhouse Burger rolled out in Central America and the Caribbean as well as successful promotional tie-ins with movie properties such as Indiana Jones™ and the Kingdom of the Crystal Skull™ with our Adventure Whopper® sandwich and Batman™ the Dark Knight with our Hero BBQ BK™ Stacker combo meal. The strong comparable sales were partially offset by softer performance in Mexico and Puerto Rico due to current economic conditions and the introduction of a VAT tax in Puerto Rico, which has negatively impacted disposable income.
     Average Restaurant Sales
     Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and includes the impact of movement in currency exchange rates. For the three and six months ended December 31, 2008, ARS was $312,000 and $656,000, respectively, compared to $322,000 and $649,000 for the three and six months ended December 31, 2007, a decrease of 3% and an increase of 1%, respectively. The trailing 12-month ARS increased to $1.31 million for the period ended December 31, 2008, as compared to $1.25 million for the period ended December 31, 2007, an increase of 5%.
     During the three months ended December 31, 2008, ARS decreased primarily as a result of a $19,000 unfavorable impact from the movement of currency exchange rates. Our ARS improvement during the first six months of fiscal 2009 was primarily due to improved worldwide comparable sales growth and the opening of new restaurants with higher than average sales volumes, offset by a $13,000 unfavorable impact from the movement of currency exchange rates. We and our franchisees opened 362 net restaurants during the twelve months ended December 31, 2008. We believe that continued improvement in the ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our system.
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

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
		(In Constant Currencies)
Sales Growth:

U.S. & Canada	2.6%	4.4%	3.1%	5.6%
EMEA/APAC	6.0%	13.3%	8.3%	12.4%
Latin America	6.2%	8.9%	11.2%	11.6%
Total System-wide Sales Growth	3.8%	7.1%	5.2%	7.8%
     Sales growth continued on a positive trend during the three and six months ended December 31, 2008, as comparable sales and restaurant count continued to increase on a system-wide basis. We expect net restaurant openings to accelerate in most regions.

     Our sales growth in the U.S. and Canada during the three and six months ended December 31, 2008 reflects positive comparable sales growth. We had 7,516 restaurants in the U.S. and Canada as of December 31, 2008, compared to 7,482 restaurants as of December 31, 2007.
     EMEA/APAC demonstrated sales growth during the three and six months ended December 31, 2008, reflecting openings of new restaurants and positive comparable sales in most major markets. We had 3,193 restaurants in EMEA/APAC as of December 31, 2008 compared to 2,958 restaurants as of December 31, 2007, reflecting an 8% increase in the number of restaurants.
     Latin America’s sales growth was driven by new restaurant openings and strong comparable sales during the three and six months ended December 31, 2008. We had 1,048 restaurants in Latin America as of December 31, 2008, compared to 955 restaurants as of December 31, 2007, reflecting a 10% increase in the number of restaurants.
Other Operating Data

	As of
	December 31,
	2008	2007
Restaurant Count Data:
Number of Company restaurants:
U.S. & Canada	1,065	914
EMEA/APAC(1)	293	308
Latin America(2)	86	81

Total Company restaurants	1,444	1,303
Number of franchise restaurants:
U.S. & Canada	6,451	6,568
EMEA/APAC(1)	2,900	2,650
Latin America(2)	962	874

Total franchise restaurants	10,313	10,092

Total system-wide restaurants	11,757	11,395

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Other Operating Data:
Comparable sales growth	2.9%	4.5%	3.3%	5.2%
Sales growth	3.8%	7.1%	5.2%	7.8%
Average restaurant sales (in thousands)	$312	$322	$656	$649
Segment Data:
Company restaurant revenues (in millions):
U.S. & Canada	$333	$284	$673	$574
EMEA/APAC(1)	125	147	263	282
Latin America(2)	15	17	34	33

Total Company restaurant revenues	$473	$448	$970	$889

Company restaurant expenses as a percentage of Company restaurant revenues (3):
U.S. & Canada
Food, paper and product costs	33.2%	32.3%	33.8%	32.2%
Payroll and employee benefits	31.0%	30.2%	30.7%	30.4%
Occupancy and other operating costs	23.0%	22.3%	23.0%	22.2%

Total Company restaurant expenses	87.2%	84.8%	87.5%	84.8%

EMEA/APAC(1)
Food, paper and product costs	28.6%	28.5%	28.1%	28.3%
Payroll and employee benefits	31.7%	29.7%	32.1%	29.9%
Occupancy and other operating costs	25.5%	25.7%	26.2%	26.5%

Total Company restaurant expenses	85.8%	83.9%	86.4%	84.7%

Latin America(2)
Food, paper and product costs	38.7%	35.9%	37.5%	36.1%
Payroll and employee benefits	12.0%	11.4%	12.2%	11.9%
Occupancy and other operating costs	25.3%	27.0%	29.2%	27.5%

Total Company restaurant expenses	76.0%	74.3%	78.9%	75.5%

Worldwide
Food, paper and product costs	32.1%	31.2%	32.4%	31.1%
Payroll and employee benefits	30.6%	29.3%	30.5%	29.6%
Occupancy and other operating costs	23.7%	23.6%	24.0%	23.7%

Total Company restaurant expenses	86.4%	84.1%	86.9%	84.4%

Franchise revenues (in millions):
U.S. & Canada	$80	$79	$164	$158
EMEA/APAC(1)	42	43	91	84
Latin America(2)	12	12	25	23

Total franchise revenues(4)	$134	$134	$280	$265

Income from operations (in millions):
U.S. & Canada	$83	$88	$168	$185
EMEA/APAC(1)	23	27	46	47
Latin America(2)	10	11	20	20
Unallocated(5)	(30)	(31)	(58)	(61)

Total Income from operations	$86	$95	$176	$191

EBITDA (in millions)(6)	$109	$118	$225	$235

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Calculated using dollars expressed in hundreds of thousands.

(4)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $3.2 billion and $6.6 billion for the three and six months ended December 31, 2008, respectively, and $3.2 billion and $6.4 billion for the three and six months ended December 31, 2007, respectively. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

(6)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other operating income and expense. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

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
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
		(In millions)
Net income	$44	$49	$94	$98
Interest expense, net	15	16	29	32
Income tax expense	27	30	53	61
Depreciation and amortization	23	23	49	44

EBITDA	$109	$118	$225	$235

Results of Operations for the three months ended December 31, 2008 and 2007
     The following table presents our results of operations for the three months ended December 31, 2008 and 2007:

	For the Three Months Ended December 31,
	2008	2007
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$473	$448	6%
Franchise revenues	134	134	—%
Property revenues	27	31	(13)%

Total revenues	634	613	3%
Company restaurant expenses	408	378	8%
Selling, general and administrative expenses	120	125	(4)%
Property expenses	14	16	(13)%
Other operating (income) expense, net	6	(1)	NM

Total operating costs and expenses	548	518	6%

Income from operations	86	95	(9)%
Interest expense	16	18	(11)%
Interest income	(1)	(2)	(50)%

Interest expense, net	15	16	(6)%
Income before income taxes	71	79	(10)%
Income tax expense	27	30	(10)%

Net income	$44	$49	(10)%

Earnings per share — basic (1)	$0.33	$0.36	(8)%
Earnings per share — diluted (1)	$0.33	$0.36	(8)%

Weighted average shares — basic	134.6	135.3
Weighted average shares — diluted	136.5	137.9

(1) — Earnings per share is calculated using whole dollars and shares.
NM- Not meaningful.
     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by $25 million, or 6%, to $473 million during the three months ended December 31, 2008 compared to the same period in the prior year. This increase was primarily as a result of the addition of 141 Company restaurants (net of closures and sales of Company restaurants to franchisees, or “refranchisings”) during the twelve months ended December 31, 2008, which includes the net acquisition of 119 franchise restaurants, primarily in the U.S. and Canada, for the three month period. Company restaurant revenues also increased as a result of worldwide Company comparable sales growth of 2.1% (in constant currencies). These increases were partially offset by approximately $28 million due to the unfavorable impact from the significant movement of currency exchange rates.
     In the U.S. and Canada, Company restaurant revenues increased by $49 million, or 17%, to $333 million during the three months ended December 31, 2008 compared to the same period in the prior year. This increase was primarily as a result of a net increase of 151 Company restaurants during the twelve months ended December 31, 2008. Company restaurant revenues also increased as a result of Company comparable sales growth of 2.4% (in constant currencies). These increases were partially offset by an $8 million unfavorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues decreased by $22 million, or 15%, to $125 million during the three months ended December 31, 2008, compared to the same period in the prior year. This decrease was primarily due to a $17 million unfavorable impact from the movement of currency exchange rates and a decrease in revenues from a net reduction of 15 Company restaurants during the twelve months ended December 31, 2008. These decreases were partially offset by Company comparable sales growth of 1.6% (in constant currencies).
     In Latin America, Company restaurant revenues decreased by $2 million, or 12%, to $15 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of a $3 million unfavorable impact from the movement of currency exchange rates. This decrease was partially offset by a net increase of five Company restaurants during the twelve months ended December 31, 2008 and Company comparable sales growth of 2.2% (in constant currencies).
     Franchise revenues
     Total franchise revenues remained unchanged at $134 million for the three months ended December 31, 2008, compared to the same period in the prior year. Although the net number of franchise restaurants increased by 221 during the twelve months ended December 31, 2008 and the Company experienced worldwide franchise comparable sales growth of 3.0% (in constant currencies) and a higher effective royalty rate in the U.S. during the three month period, these factors were offset by an $8 million unfavorable impact from the movement of currency exchange rates.
     In the U.S. and Canada, franchise revenues increased by $1 million, or 1%, to $80 million during the three months ended December 31, 2008, compared to the same period in the prior year. This increase was primarily as a result of franchise comparable sales growth of 1.8% (in constant currencies) and a higher effective royalty rate in the U.S., partially offset by the loss of royalties from 117 fewer franchise restaurants compared to the same period in the prior year. The impact from the movement of currency exchange rates was not significant for the period.
     In EMEA/APAC, franchise revenues decreased by $1 million, or 2%, to $42 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily driven by a $7 million unfavorable impact from the movement of currency exchange rates. This decrease was partially offset by the benefit from a net increase of 250 franchise restaurants during the twelve months ended December 31, 2008 and franchise comparable sales growth of 5.5% (in constant currencies).
     Latin America franchise revenues remained unchanged at $12 million during the three months ended December 31, 2008, compared to the same period in the prior year. Although the net number of franchise restaurants increased by 88 during the twelve months ended December 31, 2008 and franchise comparable sales growth was 4.2% (in constant currencies), these factors were offset by a $1 million unfavorable impact from the movement of currency exchange rates.
     Property Revenues
     Total property revenues decreased by $4 million, or 13%, to $27 million, for the three months ended December 31, 2008, compared to the same period in the prior year. The decrease was primarily as a result of a $2 million unfavorable impact from the movement of currency exchange rates and a $1 million impact from the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. This decrease was partially offset by worldwide franchise comparable sales growth of 3.0% (in constant currencies) resulting in increased contingent rents.
     In the U.S. and Canada, property revenues remained unchanged at $22 million for the three months ended December 31, 2008, compared to the same period in the prior year. Increased contingent rents as a result of franchise comparable sales growth of 1.8% (in constant currencies) were offset by the impact of the closure or acquisition of restaurants leased to franchisees.
     In EMEA/APAC, property revenues decreased by $4 million, or 44%, to $5 million, for the three months ended December 31, 2008, compared to the same period in the prior year, primarily due to a $2 million unfavorable impact from the movement of currency exchange rates and a $1 million impact from the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. This decrease was partially offset by increased contingent rents as a result of franchise comparable sales growth of 5.5% (in constant currencies).
     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by $12 million, or 9%, to $152 million during the three months ended December 31, 2008, compared to the same period in the prior year, as a result of the net addition of 141 Company restaurants during the twelve months ended December 31, 2008 and a significant increase in commodity costs, partially offset by a $9 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, food, paper and product costs increased by 0.9% to 32.1%, primarily due to the increase in commodity and other food costs across all segments, partially offset by benefits derived from positive Company comparable sales of 2.1% (in constant currencies). Although commodity and other food costs have increased significantly across all segments during the three month period as compared to the same period in the prior year, the cost of many of our core commodities reached historical highs during the first quarter of fiscal 2009 and has moderated since.
     In the U.S. and Canada, food, paper and product costs increased by $18 million, or 20%, to $110 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of the net addition of 151 Company restaurants during the twelve months ended December 31, 2008 as well as a significant increase in commodity costs, partially offset by a $3 million favorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.9% to 33.2%, primarily due to an increase in the cost of beef, cheese, chicken and other food costs, partially offset by benefits derived from positive Company comparable sales of 2.4% (in constant currencies).
     In EMEA/APAC, food, paper and product costs decreased by $6 million, or 14%, to $36 million for the three months ended December 31, 2008, compared to the same period in the prior year, with the impact from the net reduction of 15 Company restaurants during the twelve months ended December 31, 2008 and a $5 million favorable impact from the movement of currency exchange rates being offset by an increase in commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues remained unchanged at 28.6%, with the benefits from positive Company comparable sales of 1.6% (in constant currencies) offset by a significant increase in commodity costs.
     In Latin America, food, paper and product costs remained relatively unchanged at $6 million for the three months ended December 31, 2008, compared to the same period in the prior year. Increases in commodity costs and a net increase of five Company restaurants during the twelve months ended December 31, 2008 were offset by the favorable impact from the movement of currency exchange rates of $1 million. Food, paper and product costs as a percentage of Company restaurant revenues increased by 2.8% to 38.7%, primarily as a result of an increase in commodity costs, partially offset by benefits derived from positive Company comparable sales of 2.2% (in constant currencies).
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by $12 million, or 9%, to $144 million during the three months ended December 31, 2008, compared to the same period in the prior year. This increase was primarily due to the net addition of 141 Company restaurants during the twelve months ended December 31, 2008, government mandated and contractual increases in hourly wages in Germany as well as increased labor costs in the U.S. and Canada, partially offset by an $8 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 1.3% to 30.6%, primarily as a result of the increases noted above, partially offset by worldwide Company comparable sales growth of 2.1% (in constant currencies).
     In the U.S. and Canada, payroll and employee benefits costs increased by $17 million, or 20%, to $103 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of the net addition of 151 Company restaurants during the twelve months ended December 31, 2008 and increased labor costs, partially offset by a $3 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.8% to 31.0%, primarily as a result of the increases noted above, partially offset by Company comparable sales growth of 2.4% (in constant currencies).

     In EMEA/APAC, payroll and employee benefits costs decreased by $5 million, or 11%, to $39 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of the net reduction of 15 Company restaurants during the twelve months ended December 31, 2008, and a $5 million favorable impact from the movement of currency exchange rates, partially offset by government mandated and contractual increases in hourly wages in Germany. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 2.0% to 31.7%, as a result of increases in hourly wages in Germany, partially offset by positive Company comparable sales growth of 1.6% (in constant currencies).
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended December 31, 2008 compared to the same period in the prior year.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by $6 million, or 6%, to $112 million during the three months ended December 31, 2008, compared to the same period in the prior year. This increase is primarily attributable to the net addition of 141 Company restaurants during the twelve months ended December 31, 2008 and start-up costs related to new and acquired Company restaurants in the U.S., partially offset by a $7 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged benefiting primarily from positive Company comparable sales of 2.1% (in constant currencies), offset by increased rents, depreciation and start-up costs related to acquired Company restaurants.
     In the U.S. and Canada, occupancy and other operating costs increased by $13 million, or 21%, to $76 million during the three months ended December 31, 2008, compared to the same period in the prior year. This increase was primarily driven by the net addition of 151 Company restaurants during the twelve months ended December 31, 2008, which represents a 17% increase in the number of Company restaurants in this segment year over year, and start-up costs related to new and acquired Company restaurants, partially offset by a $2 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.7% to 23.0% as a result of increased rents, depreciation and start-up costs related to acquired Company restaurants, partially offset by Company comparable sales growth of 2.4% (in constant currencies).
     In EMEA/APAC, occupancy and other operating costs decreased by $6 million, or 16%, to $32 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily due to the net reduction of 15 Company restaurants during the twelve months ended December 31, 2008, and a $4 million favorable impact from the movement of currency exchange rates, partially offset by increased rents. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.2% to 25.5%, benefiting primarily from positive Company comparable sales of 1.6% (in constant currencies), partially offset by increased rents.
     In Latin America, occupancy and other operating costs decreased by $1 million, or 20%, to $4 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily attributable to a $1 million favorable impact from the movement of currency exchange rates, partially offset by the net addition of five Company restaurants during the twelve months ended December 31, 2008. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.7% to 25.3% primarily as a result of Company comparable sales growth of 2.2% (in constant currencies).
     Selling, general and administrative expenses
     Selling expenses remained unchanged at $24 million for the three months ended December 31, 2008, compared to the same period in the prior year. Although sales and promotion expenses increased by $1 million due to increased sales, this increase was offset by a $1 million favorable impact from the movement of currency exchange rates.
     General and administrative expenses decreased by $5 million, or 5%, to $96 million for the three months ended December 31, 2008, compared to the same period in the prior year. The decrease is primarily attributable to a $4 million favorable impact from the movement of currency exchange rates, a $4 million decrease in deferred compensation expense, which was fully offset by net losses on investments held in a rabbi trust recorded in other operating (income) expense, net, and $3 million in cost savings. These factors were partially offset by $2 million in bad debt expense, $2 million in bad debt recoveries during the same period in the prior year and $2 million in stock-based compensation.

     Property Expenses
     Total property expenses decreased by $2 million, or 13%, to $14 million for the three months ended December 31, 2008 compared to the same period in the prior year, primarily attributable to a $2 million favorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of closures or acquisitions of restaurants leased to franchisees, partially offset by an increase in contingent rent expense generated by worldwide comparable franchise sales growth of 3.0% (in constant currencies).
     Other operating (income) expense, net
     Other operating expense, net for the three months ended December 31, 2008 was $6 million, compared to $1 million of income for the same period in the prior year. This $6 million expense includes $4 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, and $2 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets.
     Income from Operations

	Three Months Ended
	December 31,
	2008	2007
Income from Operations:
U.S. & Canada	$83	$88
EMEA/APAC	23	27
Latin America	10	11
Unallocated	(30)	(31)

Total income from operations	$86	$95

     Income from operations decreased by $9 million, or 9%, to $86 million during the three months ended December 31, 2008 compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $5 million, a decrease in net property income of $2 million, and an increase in other operating expense, net of $7 million. The decrease in income from operations was partially offset by a $5 million decrease in selling, general and administrative expenses. (See Note 13 to our unaudited condensed consolidated financial statements for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).
     Our international operations are impacted by fluctuations in currency exchange rates.  In Company markets located outside of the U.S., we generate revenues and incur expenses denominated in local currencies.  The translated values of these revenues and expenses are impacted by changes in currency exchange rates.  In many of our franchise markets, our franchisees pay royalties to us in currencies other than the local currency in which they operate; however, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in currency exchange rates.   Although we attempt to mitigate the unfavorable impact of fluctuations in currency exchange rates on our cash flows through certain hedging activities, our use of such hedging activities will not offset the adverse impact on revenues and expenses of unfavorable movements in currency exchange rates.  For the three months ended December 31, 2008, the unfavorable impact on revenues from the movement of currency exchange rates was partially offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $7 million.   We expect that continuing uncertainties in the currency markets may continue to adversely impact our operating results.
     In the U.S. and Canada, income from operations decreased by $5 million, or 6%, to $83 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of an increase in other operating expenses, net of $8 million, partially offset by a $1 million increase in franchise revenues, reflecting franchise comparable sales growth of 1.8% (in constant currencies) and an increase in the effective royalty rate in the U.S and a $2 million decrease in selling, general and administrative expenses.

     In EMEA/APAC, income from operations decreased by $4 million, or 15%, to $23 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $4 million, a decrease in net property income of $1 million, and a $1 million decrease in franchise revenues, partially offset by $2 million decrease in selling, general and administrative expenses. These factors reflect a $6 million unfavorable impact from the movement of currency exchange rates.
     In Latin America, income from operations decreased by $1 million, or 9%, to $10 million during the three months ended December 31, 2008, compared to the same period in the prior year, primarily as result of a decrease in Company restaurant margin of $1 million, which reflects a $1 million unfavorable impact from the movement of currency exchange rates.
     Interest Expense, net
     Interest expense, net decreased by $1 million during the three months ended December 31, 2008 compared to the same period in the prior year, reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the three months ended December 31, 2008 and 2007 were 5.5% and 6.7%, respectively, which included the impact of interest rate swaps on 66% and 46% of our term debt, respectively.
     Income Tax Expense
     Income tax expense was $27 million for the three months ended December 31, 2008, resulting in an effective tax rate of 38.0% primarily due to currency fluctuations and the current mix of income from multiple tax jurisdictions.
     Income tax expense was $30 million for the three months ended December 31, 2007 resulting in an effective tax rate of 38%. During the three months ended December 31, 2007, we recorded a tax charge of $1 million primarily related to legal changes in various jurisdictions.
     Net Income
     Our net income decreased by $5 million, or 10%, to $44 million during the three months ended December 2008 compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $5 million, a net change of $7 million in other operating expense, net and a decrease in net property income of $2 million. These factors were partially offset by a $5 million decrease in selling, general and administrative expenses, a $3 million decrease in income tax expense and the benefit from a $1 million decrease in interest expense, net.

Results of Operations for the six months ended December 31, 2008 and 2007
     The following table presents our results of operations for the six months ended December 31, 2008 and 2007:

	For the Six Months Ended December 31,
	2008	2007
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$970	$889	9%
Franchise revenues	280	265	6%
Property revenues	58	61	(5)%

Total revenues	1,308	1,215	8%
Company restaurant expenses	843	751	12%
Selling, general and administrative expenses	245	244	0%
Property expenses	29	30	(3)%
Other operating (income) expense, net	15	(1)	NM

Total operating costs and expenses	1,132	1,024	11%

Income from operations	176	191	(8)%
Interest expense	31	36	(14)%
Interest income	(2)	(4)	(50)%

Interest expense, net	29	32	(9)%
Income before income taxes	147	159	(8)%
Income tax expense	53	61	(13)%

Net income	$94	$98	(4)%

Earnings per share — basic (1)	$0.70	$0.72	(3)%
Earnings per share — diluted (1)	$0.69	$0.71	(3)%
Weighted average shares — basic	134.8	135.2
Weighted average shares — diluted	136.9	137.9

(1) — Earnings per share is calculated using whole dollars and shares.
NM- Not meaningful.
     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by $81 million, or 9%, to $970 million during the six months ended December 31, 2008 compared to the same period in the prior year. This increase was primarily as a result of the addition of 141 Company restaurants net of closures and refranchisings during the twelve months ended December 31, 2008. Company restaurant revenues also increased as a result of worldwide Company comparable sales growth of 2.0% (in constant currencies). These increases were partially offset by a $20 million unfavorable impact from the significant movement of currency exchange rates.
     In the U.S. and Canada, Company restaurant revenues increased by $99 million, or 17%, to $673 million during the six months ended December 31, 2008 compared to the same period in the prior year. This increase was primarily as a result of a net increase of 151 Company restaurants during the twelve months ended December 31, 2008. Company restaurant revenues also increased as a result of Company comparable sales growth of 1.8% (in constant currencies). These increases were partially offset by an $8 million unfavorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues decreased by $19 million, or 7%, to $263 million during the six months ended December 31, 2008, compared to the same period in the prior year. This decrease was primarily due to a $10 million unfavorable impact from the movement of currency exchange rates and a decrease in revenues from a net reduction of 15 Company restaurants during the twelve months ended December 31, 2008. These decreases were partially offset by Company comparable sales growth of 2.5% (in constant currencies).
     In Latin America, Company restaurant revenues increased by $1 million, or 3%, to $34 million during the six months ended December 31, 2008 compared to the same period in the prior year, primarily as a result of a net increase of five Company restaurants during the twelve months ended December 31, 2008 and Company comparable sales growth of 2.2% (in constant currencies). This increase was partially offset by a $2 million unfavorable impact from the movement of currency exchange rates.
     Franchise revenues
     Total franchise revenues increased by $15 million, or 6%, to $280 million during the six months ended December 31, 2008, compared to the same period in the prior year. The increase was primarily as a result of the net addition of 221 franchise restaurants during the twelve months ended December 31, 2008, worldwide franchise comparable sales growth of 3.5% (in constant currencies) and a higher effective royalty rate in the U.S. These factors were partially offset by a $5 million unfavorable impact from the movement of currency exchange rates.
     In the U.S. and Canada, franchise revenues increased by $6 million, or 4%, to $164 million during the six months ended December 31, 2008, compared to the same period in the prior year. This increase was primarily as a result of franchise comparable sales growth of 2.5% (in constant currencies) and a higher effective royalty rate in the U.S., partially offset by the loss of royalties from 117 fewer franchise restaurants compared to the same period in the prior year. The impact from the movement of currency exchange rates was not significant for the period.
     In EMEA/APAC, franchise revenues increased by $7 million, or 8%, to $91 million during the six months ended December 31, 2008, compared to the same period in the prior year, driven by a net increase of 250 franchise restaurants during the twelve months ended December 31, 2008, and franchise comparable sales growth of 5.2% (in constant currencies). The increase was partially offset by a $4 million unfavorable impact from the movement of currency exchange rates.
     Latin America franchise revenues increased by $2 million, or 9%, to $25 million during the six months ended December 31, 2008 compared to the same period in the prior year, primarily as a result of the net addition of 88 franchise restaurants during the twelve months ended December 31, 2008 and franchise comparable sales growth of 4.8% (in constant currencies). The increase was partially offset by a $1 million unfavorable impact from the movement of currency exchange rates.
     Property Revenues
     Total property revenues decreased by $3 million, or 5%, to $58 million, for the six months ended December 31, 2008, compared to the same period in the prior year. The decrease was primarily as a result of a $2 million unfavorable impact from the movement of currency exchange rates and a $1 million impact from the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. This decrease was partially offset by worldwide franchise comparable sales growth of 3.5% (in constant currencies), resulting in increased contingent rents.
     In the U.S. and Canada, property revenues remained unchanged at $45 million for the six months ended December 31, 2008, compared to the same period in the prior year. Increased contingent rents as a result of franchise comparable sales growth of 2.5% (in constant currencies) were offset by the impact of the closure or acquisition of restaurants leased to franchisees.
     In EMEA/APAC, property revenues decreased by $3 million, or 19%, to $13 million, for the six months ended December 31, 2008, compared to the same period in the prior year, primarily due to a $2 million unfavorable impact from the movement of currency exchange rates and a $1 million impact from the effect of a net reduction in the number of properties we lease or sublease to franchisees. The decrease was partially offset by increased contingent rents as a result of franchise comparable sales growth of 5.2%(in constant currencies) in this segment.

     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by $37 million, or 13%, to $314 million during the six months ended December 31, 2008, compared to the same period in the prior year, as a result of the net addition of 141 Company restaurants during the twelve months ended December 31, 2008, and a significant increase in commodity costs, partially offset by a $6 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, food, paper and product costs increased by 1.3% to 32.4%, primarily due to the increase in commodity and other food costs across all segments, partially offset by benefits derived from positive Company comparable sales of 2.0% (in constant currencies). Although commodity and other food costs have increased significantly across all segments during the six month period compared to the same period in the prior year, the cost of many of our core commodities reached historical highs during the first quarter of fiscal 2009 and has moderated since.
     In the U.S. and Canada, food, paper and product costs increased by $42 million, or 23%, to $227 million during the six months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of the net addition of 151 Company restaurants during the twelve months ended December 31, 2008, as well as a significant increase in commodity costs, partially offset by a $3 million favorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 1.6% to 33.8%, primarily due to an increase in the cost of beef, cheese, chicken and other food costs, partially offset by benefits derived from positive Company comparable sales of 1.8% (in constant currencies).
     In EMEA/APAC, food, paper and product costs decreased by $6 million, or 8%, to $74 million for the six months ended December 31, 2008, compared to the same period in the prior year. The benefits derived from the net reduction of 15 Company restaurants during the twelve months ended December 31, 2008, and the favorable impact from the movement of currency exchange rates of $3 million were partially offset by an increase in commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.2% to 28.1% with the benefits from positive Company comparable sales of 2.5% (in constant currencies) partially offset by a significant increase in commodity costs.
     In Latin America, food, paper and product costs increased by $1 million, or 8%, to $13 million during the six months ended December 31, 2008, compared to the same period in the prior year, as a result of the net addition of five Company restaurants during the twelve months ended December 31, 2008 and an increase in commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.4% to 37.5% primarily due to an increase in commodity costs, partially offset by benefits derived from positive Company comparable sales of 2.2% (in constant currencies).
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by $32 million, or 12%, to $295 million during the six months ended December 31, 2008, compared to the same period in the prior year. This increase was primarily due to the net addition of 141 Company restaurants during the twelve months ended December 31, 2008, government mandated and contractual increases in hourly wages in Germany as well as increased labor costs in the U.S. and Canada, partially offset by a $5 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.9% to 30.5%, primarily as a result of the increases noted above, partially offset by worldwide Company comparable sales growth of 2.0% (in constant currencies).
     In the U.S. and Canada, payroll and employee benefits costs increased by $32 million, or 18%, to $207 million during the six months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of the net addition of 151 Company restaurants during the twelve months ended December 31, 2008 and increased labor costs, partially offset by a $2 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.3% to 30.7%, primarily due to the increases noted above, partially offset by benefits derived from positive Company comparable sales of 1.8% (in constant currencies).

     In EMEA/APAC, payroll and employee benefits costs remained unchanged at $84 million during the six months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of the net reduction of 15 Company restaurants during the twelve months ended December 31, 2008 and a $3 million favorable impact from the movement of currency exchange rates, offset by government mandated and contractual increases in hourly wages in Germany. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 2.2% to 32.1% as a result of increases in hourly wages in Germany, partially offset by positive Company comparable sales growth of 2.5% (in constant currencies).
     There was no significant change in payroll and employee benefits costs in Latin America during the six months ended December 31, 2008 compared to the same period in the prior year.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by $23 million, or 11%, to $234 million during the six months ended December 31, 2008, compared to the same period in the prior year. This increase is primarily attributable to the net addition of 141 Company restaurants during the twelve months ended December 31, 2008, increased rents and utility costs and start-up costs related to new and acquired Company restaurants in the U.S., partially offset by a $5 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.3% to 24.0%, primarily as a result of increased utility and start-up costs, partially offset by the benefit derived from the closure of under-performing restaurants in the U.K. (including benefits from the release of unfavorable lease obligations) and worldwide Company comparable sales growth of 2.0% (in constant currencies).
     In the U.S. and Canada, occupancy and other operating costs increased by $28 million, or 22%, to $155 million during the six months ended December 31, 2008, compared to the same period in the prior year. This increase was primarily driven by the net addition of 151 Company restaurants during the twelve months ended December 31, 2008, which represents a 17% increase in the number of Company restaurants in this segment year over year, increased rents and utility costs and start-up costs related to new and acquired Company restaurants, partially offset by a $2 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.8% to 23.0% as a result of increased rents and utility costs and start-up costs related to new and acquired Company restaurants, partially offset by Company comparable sales growth of 1.8% (in constant currencies).
     In EMEA/APAC, occupancy and other operating costs decreased by $6 million, or 8%, to $69 million during the six months ended December 31, 2008, compared to the same period in the prior year, primarily due to the net reduction of 15 Company restaurants during the twelve months ended December 31, 2008 and a $3 million favorable impact from the movement in currency exchange rates, partially offset by increased rents. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.3% to 26.2% as a result of positive Company comparable sales of 2.5% (in constant currencies), the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K. (including benefits from the release of unfavorable lease obligations), offset by a significant increase in commodity costs.
     In Latin America, occupancy and other operating costs increased by $1 million, or 11%, to $10 million during the six months ended December 31, 2008, compared to the same period in the prior year, primarily attributable to the net addition of five Company restaurants during the twelve months ended December 31, 2008, increased utility costs and the unfavorable impact of accelerated depreciation expense related to a restaurant closure in Mexico. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.7% to 29.2% as a result of the same factors listed above, partially offset by Company comparable sales growth of 2.2% (in constant currencies).
     Selling, general and administrative expenses
     Selling expenses increased by $1 million, or 2%, to $48 million for the six months ended December 31, 2008, compared to the same period in the prior year. Sales and promotion expenses increased by $2 million due to increased sales, and these expenses were partially offset by a $1 million favorable impact from the movement of currency exchange rates.
     General and administrative expenses remained unchanged at $197 million for the six months ended December 31, 2008, compared to the same period in the prior year. There was a $6 million decrease in deferred compensation expense, which was fully offset by net losses on investments held in the rabbi trust recorded in other operating (income) expense, net, and $2 million in cost savings. However, these factors were offset by an increase of $3 million in stock-based compensation, an increase in bad debt expense of $3 million and $2 million in bad debt recoveries during the same period in the prior year.
     Property Expenses
     Total property expenses decreased by $1 million, or 3%, to $29 million for the six months ended December 31, 2008 compared to the same period in the prior year, primarily as a result of a $2 million favorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees, partially offset by an increase in contingent rent expense generated by worldwide comparable franchise sales growth of 3.5% (in constant currencies).
     Other operating (income) expense, net
     Other operating expense, net for the six months ended December 31, 2008 was $15 million, compared to $1 million of income for the same period in the prior year. This $15 million expense includes $6 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, $2 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S. and $7 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets.
     Income from Operations

	Six Months Ended
	December 31,
	2008	2007
Income from Operations:
U.S. & Canada	$168	$185
EMEA/APAC	46	47
Latin America	20	20
Unallocated	(58)	(61)

Total income from operations	$176	$191

     Income from operations decreased by $15 million, or 8%, to $176 million during the six months ended December 31, 2008 compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $11 million, a decrease in net property income of $2 million, an increase in other operating expense, net of $16 million and a $1 million increase in selling, general and administrative expenses. The decrease in income from operations was partially offset by a $15 million increase in franchise revenues driven by worldwide franchise comparable sales growth of 3.5% (in constant currencies) and an increase in the effective royalty rate. (See Note 13 to our unaudited condensed consolidated financial statements for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).
     For the six months ended December 31, 2008, the unfavorable impact on revenues from the movement of currency exchange rates was partially offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $5 million.
     In the U.S. and Canada, income from operations decreased by $17 million, or 9%, to $168 million during the six months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $3 million and an increase in other operating expenses, net of $19 million, partially offset by a $6 million increase in franchise revenues, reflecting franchise comparable sales growth of 2.5% (in constant currencies) and an increase in the effective royalty rate in the U.S.
     In EMEA/APAC, income from operations decreased by $1 million, or 2%, to $46 million during the six months ended December 31, 2008, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $7 million, $3 million increase in selling, general and administrative expenses and a decrease in net property income of $1 million partially offset by a $7 million increase in franchise revenues, reflecting franchise comparable sales growth of 5.2% (in constant currencies) and a decrease in other operating expenses, net of $3 million. These factors reflect a $4 million unfavorable impact from the movement of currency exchange rates.
     In Latin America, income from operations remained unchanged at $20 million during the six months ended December 31, 2008, compared to the same period in the prior year, benefiting from a $2 million increase in franchise revenues, which reflects franchise comparable sales growth of 4.8% (in constant currencies), and a net increase of 88 franchise restaurants during the twelve months ended December 31, 2008, offset by a decrease in Company restaurant margin of $1 million and a $1 million increase in selling, general and administrative expenses. These factors reflect a $1 million unfavorable impact from the movement of currency exchange rates.
     Interest Expense, net
     Interest expense, net decreased by $3 million during the six months ended December 31, 2008 compared to the same period in the prior year, primarily reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the six months ended December 31, 2008 and 2007 were 5.4% and 6.8%, respectively, which included the impact of interest rate swaps on 71% and 49% of our term debt, respectively.
     Income Tax Expense
     Income tax expense was $53 million for the six months ended December 31, 2008, resulting in an effective tax rate of 36.0% primarily due to currency fluctuations and the current mix of income from multiple tax jurisdictions.
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
     Net Income
     Our net income decreased by $4 million, or 4%, to $94 million during the six months ended December 2008 compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $11 million, a net change of $16 million in other operating expense, net, a decrease in net property income of $2 million and a $1 million increase in selling, general and administrative expenses. These factors were partially offset by increased franchise revenues of $15 million, driven by a net increase in restaurants and strong franchise comparable sales growth, an $8 million decrease in income tax expense and the benefit from a $3 million decrease in interest expense, net.
Liquidity and Capital Resources
     Overview
     Cash provided by operations was $129 million during the six months ended December 31, 2008, compared to $116 million during the six months ended December 31, 2007.
     During the six months ended December 31, 2008, we borrowed $94 million and repaid $65 million under our revolving credit facility. Our leverage ratio, as defined by our credit agreement, was 2.0x as of December 31, 2008, compared to 1.8x as of June 30, 2008. The weighted average interest rate for the six months ended December 31, 2008 and 2007 was 5.4% and 6.8%, respectively, which included the benefit of interest rate swaps on 71% and 49% of our term debt, respectively.
     During the six months ended December 31, 2008, we declared and paid two quarterly dividends of $0.0625 per share, resulting in $17 million of cash payments to shareholders of record.
     During the six months ended December 31, 2008, we repurchased 835,000 shares of common stock under our previously announced share repurchase program at an aggregate cost of $20 million, which we will retain in treasury for future use. The share repurchase program expired on December 31, 2008 and we intend to adopt a new share repurchase program in the near future.

     We had cash and cash equivalents of $124 million as of December 31, 2008. In addition, as of December 31, 2008, we had a borrowing capacity of $45 million under our $150 million revolving credit facility.
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
     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $129 million during the six months ended December 31, 2008, compared to cash provided by operating activities of $116 million during the six months ended December 31, 2007. The $129 million provided during the six months ended December 31, 2008 includes net income of $94 million, including non-cash items such as a $60 million loss on the re-measurement of foreign denominated assets and $49 million of depreciation and amortization, offset by a usage of cash from a change in working capital of $65 million. The $65 million change in working capital is primarily driven by a $45 million cash usage in accounts and drafts payable, due to the payment of our June accounts payable and capital accruals and a $14 million cash usage from other accrued liabilities, primarily driven by tax and incentive payments, net of their respective current year accruals. The $116 million provided during the six months ended December 31, 2007 includes net income of $98 million, offset by a $22 million payment to establish the rabbi trust to invest compensation deferred under the Company’s Executive Retirement Plan and fund future deferred compensation obligations.
     Investing Activities
     Cash used for investing activities was $149 million during the six months ended December 31, 2008 and $38 million during the six months ended December 31, 2007. The $149 million cash usage during the six months ended December 31, 2008 includes $67 million used for acquisitions of franchise restaurants, $83 million of payments for property and equipment and $5 million of other investing cash outflows, partially offset by $4 million from the return of investment on direct financing leases and $2 million from asset disposals and restaurant closures. The $38 million cash usage during the six months ended December 31, 2007 includes $50 million of payments for the purchase of property and equipment, $3 million for other investing activities and $1 million related to the acquisition of franchise operations, partially offset by $13 million of proceeds from asset disposals and restaurant closures and $3 million from return of investment on direct financing leases.
     Capital expenditures for new restaurants include the costs to build new Company restaurants as well as properties for new restaurants that we lease to franchisees. Capital expenditures for existing restaurants consist of the purchase of real estate related to existing restaurants, as well as renovations to Company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for our Company restaurants to maintain their appearance in accordance with our standards. Capital expenditures for existing restaurants also include investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward leasehold improvements completed by franchisees on properties we own. Other capital expenditures include investments in information technology systems and corporate facilities. The following table presents capital expenditures by type of expenditure:

	For the
	Six Months Ended
	December 31,
	2008	2007
	(In millions)
New restaurants	$23	$14
Existing restaurants	56	30
Other, including corporate	4	6

Total	$83	$50

     We expect capital expenditures of approximately $190 million to $200 million in fiscal 2009 to develop new restaurants, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, for operational initiatives in our restaurants and for other corporate expenditures. We have expended $83 million in capital expenditures through December 31, 2008.
     Financing Activities
     Cash used by financing activities was $5 million during the six months ended December 31, 2008 compared to a $71 million cash usage during the six months ended December 31, 2007. Cash used by financing activities during the six months ended December 31, 2008 primarily consisted of principal repayments on the revolving credit facility of $65 million, repayments of capital leases of $2 million, two quarterly cash dividend payments totaling $17 million and the repurchase of common stock of $20 million, partially offset by $94 million in proceeds from borrowings under the revolving credit facility, $3 million of excess tax benefits from stock-based compensation and $2 million in proceeds from stock option exercises. Uses of cash in financing activities during the six months ended December 31, 2007 included repayments of debt and capital leases of $53 million, two quarterly cash dividend payments totaling $17 million and the repurchase of common stock of $6 million, offset by $3 million in tax benefits from stock-based compensation and $2 million from proceeds of stock option exercises.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 12 to our unaudited condensed consolidated financial statements.
     New Accounting Pronouncements Issued But Not Yet Adopted
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately in earnings. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after July 1, 2009. We have not yet determined the impact that SFAS No. 141R will have on our consolidated balance sheet and income statement.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning on July 1, 2009. We have not yet determined the impact, if any, that SFAS No. 160 will have on our consolidated balance sheet and income statement.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for interim periods beginning after November 15, 2008, which for us will be our interim period beginning January 1, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the six months ended December 31, 2008 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, except as noted below.
     We have entered into foreign currency forward contracts intended to hedge our exposure to fluctuations in currency exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in Euros but are also denominated in British Pounds and Canadian Dollars. Fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of income as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge, which is also reflected in our condensed consolidated statements of income. As of December 31, 2008, we had foreign currency forward contracts to hedge the U.S. dollar equivalent of $376 million of foreign currency-denominated assets. This U.S. dollar equivalent by currency is as follows: $312 million in Euros; $52 million in British Pounds and $12 million in Canadian Dollars. All foreign currency forward contracts expire prior to December 31, 2009.
     We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties based on credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty.
     As of December 31, 2008, we had interest rate swaps with an aggregate notional value of $595 million that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”). The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $900 million would result in an increase or decrease in interest expense of approximately $3 million in a given year, as we have hedged $595 million of our future interest payments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our beliefs and expectations regarding our intention to focus on sales growth and profitability and expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development and expansion; our beliefs and expectations regarding franchise restaurants, including their growth potential and the factors that will result in financially stronger operators throughout our franchise base; our intention to continue to employ innovative marketing strategies and expand product offerings; our intention to focus on Company restaurant remodels and rebuilds; our ability to use proactive portfolio management to drive financial performance and development; our estimates regarding our liquidity, capital expenditures in fiscal 2009 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of our hedging contracts on our income statements during fiscal year 2009; our expectations regarding the adoption of a new share repurchase program; our expectations regarding unrecognized tax benefits; and our expectations regarding the impact of accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our international growth strategy and risks related to our international operations;

•	Risks arising from the significant and rapid fluctuations that have been occurring in the currency exchange markets and the hedging decisions and positions that we take to hedge such volatility, including the risk that our revenues and income may be disproportionately affected as compared to some of our competitors;

•	Economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, higher unemployment rates, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer preferences;

•	Our ability to manage increases in our operating costs, including costs of food and paper products, rent expense, energy costs and labor costs, which can adversely affect our operating margins and financial results, particularly in an environment of declining sales or challenging macroeconomic conditions, if we choose not to pass, or cannot pass, these increased costs to our guests;

•	Our continued good relationship with, and the success of, our franchisees;

•	Risks related to franchisee financial distress which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties, such as landlords;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations for new restaurant development;

•	The ability of our franchisees to obtain financing for new development, restaurant remodels and equipment initiatives on acceptable terms or at all given the current turmoil in the global credit markets;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	The ability of franchisees who are experiencing losses from their other businesses to continue to make payments to us and invest in our brand;

•	Risks related to food safety, including foodborne illness and food tampering;

•	Risks related to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply of necessary products to us;

•	Our ability to execute on our reimaging program in the U.S. and Canada to increase sales and profitability, and the short term impact of our reimaging program on revenues and operating margins due to temporary restaurant closures and accelerated depreciation of assets;

•	Our ability to identify and consummate successfully acquisition and development opportunities in new and existing markets;

•	Our ability to refinance or modify our bank debt or obtain additional financing to fund our future cash needs given the current lending environment;

•	Risks related to the impact of the global financial and credit crisis on the restaurant industry in general and on our business and results of operations, including the risk of interruptions in the supply chain due to the failure of any of our major suppliers or distributors or the inability of our major suppliers or distributors to obtain financing;

•	Risks related to the ability of counterparties to our secured credit facility, interest rate swaps and foreign currency forward contracts to fulfill their commitments and/or obligations due to disruptions in the global credit markets, including the bankruptcy or restructuring of certain financial institutions;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Our ability to continue to extend our hours of operations, at least in the U.S. and Canada, to capture a larger market of both the breakfast and late night dayparts;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Our ability to utilize foreign tax credits to offset our U.S. income taxes due to continuing losses in the U.K. and other factors and risks related to the impact of changes in statutory tax rates in foreign jurisdictions on our deferred taxes and effective tax rate;

•	Our ability to realize our expected tax benefits from the realignment of our European and Asian businesses;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Risks related to market conditions, including the market price and trading volume of our common stock, which would affect our ability to repurchase our stock;

•	Our ability to manage changing labor conditions in the U.S. if Congress passes the Employee Free Choice Act, which would establish a so called “card check” union organizing system in which a majority of employees sign a card in favor of union representation;

•	Our ability to manage changing labor conditions and difficulties in staffing our international operations;

•	Risks related to disruptions and catastrophic events, including disruption in the financial markets, war, terrorism and other international conflicts, public health issues and natural disasters;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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
Part II — Other Information
Item 1. Legal Proceedings
     Ramalco Corporation et al. v. Burger King Corporation (Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, Florida) (Case No. 08-43704CA05). As previously disclosed in the Form 10-K filed on August 28, 2008, on July 30, 2008, we were sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs sought damages, declaratory relief and injunctive relief. On November 3, 2008, the court granted our motion to dismiss, but allowed the plaintiffs to file an amended complaint. The plaintiffs have filed an amended complaint, predicated on the same allegations as in the original complaint, and we have moved to dismiss the amended complaint. While we believe that we have the right under our franchise agreements to mandate extended operating hours, we are unable to predict the ultimate outcome of this litigation.
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as supplemented by Item IA of Part II of our Quarterly Report on Form 10-Q for the three months ended September 30, 2008, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information related to repurchases of the Company’s common stock made during the fiscal quarter ended December 31, 2008:

			Total Number of Shares	Dollar Number (or
			Purchased as Part of Publicly	Approximate Value) of Shares
	Total Number of	Average Price Paid	Announced Plans or Programs	That May Yet be Purchased
Period	Shares Purchased	Per Share	(1)(2)	Under the Plans or Programs
Oct. 1-31, 2008	100,500	$22.95	100,500	$48,433,063
Nov. 1-30, 2008	—	—	—	$48,433,063
Dec. 1-31, 2008	—	—	—	—	(1)

Total	100,500	$22.95	100,500	—

(1)	On May 31, 2007, the Company’s Board of Directors authorized a $100 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s insider trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy. At December 31, 2008, the dollar amount available for repurchase of shares under the plan was zero, as the program expired on that date.

(2)	All shares purchased to date pursuant to the Company’s share purchase program have been deposited into treasury and retained for future uses.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of the Company’s shareholders was held on November 20, 2008.
     The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
Richard W. Boyce	116,011,969	2,950,411
David A. Brandon	114,912,648	4,049,732
John W. Chidsey	81,941,073	37,021,307
Ronald M. Dykes	116,984,930	1,977,450
Peter R. Formanek	116,986,625	1,975,755
Manual A. Garcia	110,615,361	8,347,019
Sanjeev K. Mehra	60,019,327	58,943,053
Stephen G. Pagliuca	114,916,847	4,045,533
Brian T. Swette	116,983,350	1,979,030
Kneeland C. Youngblood	116,983,581	1,978,800
     The following table sets forth a brief description of the only other matter considered at the Annual Meeting and the number of votes cast for, against or abstaining from the matter:

	For	Against	Abstain
Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009	118,616,285	301,800	44,293
Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: February 6, 2009	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial and accounting officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002