Form 10-Q
period 2009-03-31
Burger King Holdings Inc
filed 2009-05-05
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2009, there were 134,735,297 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,
	2009	2008
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$140	$166
Trade and notes receivable, net	122	139
Prepaids and other current assets	48	54
Deferred income taxes, net	38	45

Total current assets	348	404

Property and equipment, net of accumulated depreciation of $580 million and $549 million, respectively	959	961
Intangible assets, net	1,053	1,055
Goodwill	26	27
Net investment in property leased to franchisees	132	135
Other assets, net	94	105

Total assets	$2,612	$2,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$70	$130
Accrued advertising	73	77
Other accrued liabilities	222	242
Current portion of long term-debt and capital leases	54	7

Total current liabilities	419	456

Term debt, net of current portion	811	869
Capital leases, net of current portion	66	71
Other deferrals and liabilities	328	360
Deferred income taxes, net	59	86

Total liabilities	1,683	1,842

Commitments and Contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 134,649,156 and 135,022,753 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	1	1
Additional paid-in capital	618	601
Retained earnings	406	290
Accumulated other comprehensive loss	(37)	(8)
Treasury stock, at cost; 2,873,564 and 2,042,887 shares, at March 31, 2009 and June 30, 2008, respectively	(59)	(39)

Total stockholders’ equity	929	845

Total liabilities and stockholders’ equity	$2,612	$2,687

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$449	$436	$1,419	$1,325
Franchise revenues	125	129	405	394
Property revenues	26	29	84	90

Total revenues	600	594	1,908	1,809

Company restaurant expenses:
Food, paper and product costs	143	135	457	412
Payroll and employee benefits	144	133	439	396
Occupancy and other operating costs	110	110	344	321

Total company restaurant expenses	397	378	1,240	1,129

Selling, general and administrative expenses	115	126	360	370
Property expenses	13	15	42	45
Other operating (income) expense, net	(1)	(6)	14	(7)

Total operating costs and expenses	524	513	1,656	1,537

Income from operations	76	81	252	272

Interest expense	13	17	44	53
Interest income	—	(1)	(2)	(5)

Total interest expense, net	13	16	42	48

Income before income taxes	63	65	210	224
Income tax expense	16	24	69	85

Net income	$47	$41	$141	$139

Earnings per share:
Basic	$0.35	$0.30	$1.05	$1.03
Diluted	$0.34	$0.30	$1.03	$1.01

Weighted average shares outstanding:

Basic	134.6	135.2	134.8	135.2
Diluted	136.7	137.5	136.8	137.7

Dividends per common share	$0.06	$0.06	$0.19	$0.19
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
	(In millions)
Cash flows from operating activities:
Net income	$141	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	70
Gain on hedging activities	(1)	(2)
Loss / (gain) on remeasurement of foreign denominated transactions	77	(57)
Gain on asset sales and release of unfavorable lease obligation	(7)	(17)
Bad debt expense, net of recoveries	3	(2)
Stock-based compensation	11	8
Deferred income taxes	(17)	(1)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	4	1
Prepaids and other current assets	3	14
Accounts and drafts payable	(52)	(30)
Accrued advertising	—	29
Other accrued liabilities	(5)	9
Other long-term assets and liabilities	(18)	(11)

Net cash provided by operating activities	211	150

Cash flows from investing activities:
Payments for property and equipment	(125)	(88)
Proceeds from asset disposals, refranchisings and restaurant closures	20	26
Payments for acquired franchisee operations, net of cash acquired	(68)	(4)
Return of investment on direct financing leases	6	5
Other investing activities	(4)	(1)

Net cash used for investing activities	(171)	(62)

Cash flows from financing activities:
Repayments of term debt and capital leases	(4)	(54)
Borrowings under revolving credit facility	94	—
Repayments of revolving credit facility	(104)	—
Dividends paid on common stock	(25)	(25)
Proceeds from stock option exercises	2	2
Excess tax benefits from stock-based compensation	4	7
Repurchases of common stock	(20)	(35)

Net cash used for financing activities	(53)	(105)

Effect of exchange rates on cash and cash equivalents	(13)	14
Decrease in cash and cash equivalents	(26)	(3)
Cash and cash equivalents at beginning of period	166	170

Cash and cash equivalents at end of period	$140	$167

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$43	$50
Income taxes paid	$97	$67

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$2	$6
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand. As of March 31, 2009, the Company was approximately 32% owned by the private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).
     The Company generates revenues from three sources: (i) retail sales at Company restaurants; (ii) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees.
Note 2. Basis of Presentation and Consolidation
     The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on August 28, 2008 (“2008 Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
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
     Inventories
     Inventories, totaling $15 million and $16 million as of March 31, 2009 and June 30, 2008, respectively, are stated at the lower of cost (first-in, first-out) or net realizable value as adjusted for currencies, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying condensed consolidated balance sheets.
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency, and energy markets, and declines in consumer spending have increased and may continue to affect the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
     Change in Accounting Policy
     During the first quarter of fiscal year 2009, the Company changed its classification of transaction gains and losses resulting from the remeasurement of foreign deferred tax assets, reflected in its consolidated statements of income. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities may be reported separately or included in deferred tax expense or benefit, if that presentation is considered more useful. In that regard, in order to (i) reduce complexity in financial reporting by mitigating the impact that fluctuations in exchange rates have on the calculation of the Company’s effective tax rate, (ii) provide clarity by reducing the impact attributable to fluctuations in exchange rates on the Company’s effective tax rate, leaving remaining differences between expected and actual tax expense primarily related to trends in earnings, and (iii) provide transparency to its financial statements by isolating foreign exchange transaction gains and losses within the same line in the consolidated statements of income, the Company believes it to be preferable to reclassify the foreign exchange transaction gains and losses attributable to the remeasurement of foreign deferred tax assets, previously included within income tax expense, to other operating (income) expense, net. For the three and the nine months ended March 31, 2009, this change in accounting policy resulted in a decrease to income tax expense of $1 million and $9 million, respectively, with a corresponding increase in foreign exchange transaction losses included in other operating (income) expense, net. For the three and the nine months ended March 31, 2008, the impact of this change in accounting policy was insignificant. This accounting policy change had no effect on net income for the periods presented.
     Recently Adopted Accounting Pronouncements
     Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. On July 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and financial liabilities. Also, in October 2008, the FASB issued Financial Statement of Position (“FSP”) FAS 157-3, as amended, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarified the application of SFAS No. 157 in a market that is not active and also provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP FAS 157-3 did not have an effect upon the Company’s adoption of SFAS No. 157.
     In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB No. 157", which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer the adoption of SFAS No. 157 for such items under this provision until its quarter ending September 30, 2009. For the Company these items primarily include long-lived assets, goodwill and intangibles for which fair value would be determined as part of the related impairment tests, intangible assets measured at fair value in conjunction with the Company’s acquisition of BKC on December 12, 2002, but not measured at fair value in subsequent periods, and asset retirement obligations initially measured at fair value under SFAS No. 143, “Asset Retirement Obligations.” The Company does not currently anticipate that full adoption of SFAS No. 157 in fiscal 2010 will materially impact the Company’s results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on July 1, 2008. Upon adoption of SFAS No. 159, the Company did not elect to begin reporting any financial assets or financial liabilities at fair value that are not currently required to be measured at fair value.
     Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. The Company adopted the disclosure provisions of SFAS No. 161 during the quarter ended March 31, 2009.
     The Company enters into derivative instruments for risk management purposes, including derivatives designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and those utilized as economic hedges. The Company uses derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.

     Interest Rate Swaps
     The Company enters into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Company’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B debt (the “Term Debt”). Interest payments on the Term Debt are made quarterly and the variable rate on the Term Debt is reset at the end of each fiscal quarter. The interest rate swap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. These changes in fair value are subsequently reclassified into earnings as a component of interest expense each quarter as interest payments are made on the Term Debt. At March 31, 2009, interest rate swap contracts with a notional amount of $595 million were outstanding.
     In September 2006, the Company settled interest rate swaps designated as cash flow hedges, which had a fair value of $12 million, and terminated the hedge relationship. In accordance with SFAS No. 133, this fair value is recorded in AOCI and is being recognized as a reduction to interest expense each quarter over the remaining term of the Term Debt. At March 31, 2009, $2 million remained in AOCI.
     Foreign Currency Forward Contracts
     The Company enters into foreign currency forward contracts, which typically have maturities between three and fifteen months, to economically hedge the remeasurement of foreign currency-denominated intercompany loan receivables and other foreign-currency denominated assets recorded in the Company’s condensed consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in foreign currency exchange rates. At March 31, 2009, foreign currency forward contracts with a notional amount of $371 million were outstanding.
     Counterparty Credit Risk
     By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings, limiting its exposure to any single counterparty and regularly monitoring its market position with each counterparty.
     Credit-Risk Related Contingent Features
     The Company’s derivative instruments do not contain any credit-risk related contingent features.
     The following tables present the required quantitative disclosures (in millions) under SFAS No. 157 and SFAS No. 161, on a combined basis, for the Company’s financial instruments, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments, and other investments, which consist of money market accounts and mutual funds held in a Rabbi trust established by the Company to invest compensation deferred by participants in the Company’s Executive Retirement Plan and to fund future deferred compensation obligations.

	As of March 31, 2009				Fair Value Measurements at March 31, 2009
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaid and			Other	Active Markets	Other
	Other		Other	Deferrals	for Identical	Observable	Significant
	Current		Accrued	and	Instruments	Inputs	Unobservable Inputs
Description	Assets	Other Assets	Liabilities	Liabilities	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(39)	$—	$(39)	$—

Total	$—	$—	$—	$(39)	$—	$(39)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$3	$—	$—	$—	$—	$3	$—
Foreign currency forward contracts (liability)	$—	$—	$(12)	$—	$—	$(12)	$—

Total	$3	$—	$(12)	$—	$—	$(9)	$—

Other investments:
Other investments	$—	$15	$—	$—	$15	$—	$—

Total	$—	$15	$—	$—	$15	$—	$—

	For the Three Months Ended March 31, 2009
		Foreign Exchange
	Interest Rate Swaps	Forward Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$5	$—	$5
Gain (loss) reclassified from AOCI into interest expense, net (a)	$(4)	$—	$(4)
Gain (loss) recognized in interest expense, net (ineffective portion) (b)	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other (income) expense, net	$—	$15	$15

	For the Nine Months Ended March 31, 2009
		Foreign Exchange
	Interest Rate Swaps	Forward Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(41)	$—	$(41)
Gain (loss) reclassified from AOCI into interest expense, net (a)	$6	$—	$6
Gain (loss) recognized in interest expense, net (ineffective portion) (b)	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other (income) expense, net	$—	$69	$69

(a)	Includes $1 million of gain for the nine months ended March 31, 2009 related to the terminated hedges. The amount of gain related to the terminated hedges for the three months ended March 31, 2009 was not significant.

(b)	For the three and the nine months ended March 31, 2009, the Company determined that the amount of ineffectiveness from cash flow hedges was not material.

Note 3. Stock-based Compensation
     In August 2008, the Company granted non-qualified stock options and performance-based restricted stock and performance-based restricted stock units (“PBRS”) covering approximately 1.2 million shares and 0.4 million shares, respectively, to eligible employees.
     The Company’s stock options generally vest ratably over a four-year service period. The grant date fair value of the stock options granted in August 2008 was estimated at $8.54 using the Black-Scholes option pricing model based on the following input assumptions: risk-free interest rate of 3.33%; expected term of 6.25 years; expected volatility of 31.80%; and expected dividend yield of 0.96%.
     The amount of PBRS granted to each eligible employee in August 2008 was based on the Company achieving 100% of the performance target set for fiscal year 2009. PBRS generally vest after a three-year service period from the grant date, which includes the performance period. The grant date fair value of each PBRS was $26.16, representing the closing share price of the Company’s common stock on the grant date.
     In November 2008, the Company granted approximately 41,000 deferred shares of restricted stock to non-employee members of the Company’s Board of Directors as an annual grant. The deferred shares primarily vest in quarterly installments over a one-year period on the first day of each calendar quarter following the grant date. The deferred shares will settle and shares of common stock will be issued upon termination of service by the board member.
     The Company recorded $3 million and $11 million of stock-based compensation expense for the three and nine months ended March 31, 2009, respectively. The Company recorded $3 million and $8 million of stock-based compensation expense for the three and nine months ended March 31, 2008, respectively.
Note 4. Acquisitions, Closures and Dispositions
     Acquisitions
     All acquisitions of franchise restaurants are accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations” and the guidance under Emerging Issues Task Force (EITF) Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” For the three and nine months ended March 31, 2009 and 2008, these acquisitions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Number of restaurants acquired	5	2	81	18

Prepaids and other current assets	$—	$—	$1	$—
Property and equipment, net	—	—	14	1
Other intangible assets	1	3	56	4
Assumed liabilities	—	(1)	(3)	(1)

Total purchase price	$1	$2	$68	$4

     The purchase price allocations for the acquisitions completed during the nine months ended March 31, 2009, are subject to final adjustment. Other intangible assets primarily include reacquired franchise rights.
     Closures and Dispositions
     Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and sales of Company restaurants to franchisees, referred to as “refranchisings,” and are recorded in other operating (income) expense, net in the accompanying condensed consolidated statements of income (See Note 11). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods. For the three and nine months ended March 31, 2009 and 2008, these closures and dispositions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Number of restaurant closures	3	6	9	18
Number of refranchisings	20	11	23	28
Net gain on restaurant closures, refranchisings, and dispositions of assets	$(5)	$(11)	$(5)	$(13)
     Included in the gain on restaurant closures, refranchisings, and dispositions of assets for the three and nine months ended March 31, 2009 is a $4 million gain from the refranchising of Company restaurants in the U.S. Included in the gain on restaurant closures, refranchisings, and dispositions of assets for the three and nine months ended March 31, 2008 is a $9 million gain from the refranchising of Company restaurants in Germany.
Note 5. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$46,834,367	$41,214,474	$141,048,634	$138,913,584

Denominator:
Weighted average shares — basic	134,603,718	135,207,243	134,753,071	135,231,195
Effect of dilutive securities	2,089,561	2,304,074	2,062,145	2,495,644

Weighted average shares — diluted	136,693,279	137,511,317	136,815,216	137,726,839

Basic earnings per share	$0.35	$0.30	$1.05	$1.03
Diluted earnings per share	$0.34	$0.30	$1.03	$1.01
     For the three months ended March 31, 2009 and 2008, there were 2.3 million and 0.9 million anti-dilutive stock options outstanding, respectively. For the nine months ended March 31, 2009 and 2008, there were 2.5 million and 1 million anti-dilutive stock options outstanding, respectively.
Note 6. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$47	$41	$141	$139

Translation adjustment	(2)	(2)	(7)	(4)

Cash flow hedges:
Net change in fair value of derivatives (1)	3	(10)	(26)	(22)
Amounts reclassified to earnings during the period (2)	(3)	—	4	1

Total other comprehensive loss	(2)	(12)	(29)	(25)

Total comprehensive income	$45	$29	$112	$114

(1)	Amounts are presented net of tax of $2 million and $6 million for the three months ended March 31, 2009 and 2008, respectively, and $15 million and $14 million for the nine months ended March 31, 2009 and 2008, respectively.

(2)	Amounts are presented net of tax of $1 million and zero for the three months ended March 31, 2009 and 2008, respectively, and $2 million and $1 million for the nine months ended March 31, 2009 and 2008, respectively.
Note 7. Other Accrued Liabilities and Other Deferrals and Liabilities
     Included in other accrued liabilities as of March 31, 2009 and June 30, 2008 were accrued payroll and employee-related benefit costs totaling $63 million and $84 million, respectively. The decrease in accrued payroll and employee-related benefit costs is primarily due to the payment of the Company’s annual incentive bonus to employees during the first quarter of fiscal 2009 offset by current year accruals.
     Included in other deferrals and liabilities as of March 31, 2009 and June 30, 2008 were accrued pension liabilities of $30 million and $50 million, respectively; interest rate swap liabilities of $39 million and $10 million, respectively; casualty insurance reserves of $28 million, respectively; retiree health benefits of $22 million and $21 million, respectively; and liabilities for unfavorable leases of $158 million and $190 million, respectively. The decrease in unfavorable leases from June 30, 2008 was primarily due to $17 million of currency translation adjustment and $16 million of amortization.
Note 8. Long-Term Debt
     As of March 31, 2009 and June 30, 2008, the Company had $861 million and $871 million of long-term debt outstanding, respectively, including the current portion, consisting of $50 million and $2 million, respectively. The next scheduled principal payment on the Company’s long-term debt is June 30, 2009 in the amount of $2 million. The weighted average interest rate for the three and nine months ended March 31, 2009 was 4.8% and 5.2%, respectively, which included the benefit of interest rate swaps on 68% and 70% of our term debt, respectively (See Note 2).
Note 9. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7	2.6	2.7	2.7
Costs / benefit and taxes related to foreign operations	0.6	0.8	(1.1)	4.2
Foreign tax rate differential	(4.5)	(5.0)	(4.5)	(5.0)
Foreign exchange differential on tax benefits	0.3	0.7	1.6	0.2
Change in valuation allowance	1.4	4.2	1.9	0.4
Change in accrual for tax uncertainties	(10.0)	0.8	(2.2)	1.1
Other	(0.1)	(2.2)	(0.5)	(0.7)

Effective income tax rate	25.4%	36.9%	32.9%	37.9%

     As discussed further in the Company’s 2008 Form 10-K, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective July 1, 2007. The amount of unrecognized tax benefits as of June 30, 2008 was approximately $23 million which, if recognized, would affect the effective income tax rate. During the three and nine months ended March 31, 2009, the amount of additional unrecognized tax benefit was approximately $3 million and $6 million, respectively, which, if recognized, would affect the effective income tax rate.
     In the next twelve months, it is reasonably possible the Company will reduce unrecognized tax benefits by a range of approximately $2 million to $3 million, primarily as a result of the expiration of certain statutes of limitations and the completion of certain tax audits. Any increases in unrecognized tax benefits will result primarily from tax positions expected to be taken on tax returns for fiscal year 2009.

     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2008 was $4 million, which was included as a component of the $23 million unrecognized tax benefit at June 30, 2008. Potential interest and penalties associated with uncertain tax positions recognized during the nine months ended March 31, 2009 were less than $2 million and are included as a component of the $6 million additional unrecognized tax benefit noted above. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally, the Company is subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions is individually material. The Company is currently under audit by the U.S. Internal Revenue Service for the years ended June 30, 2007 and 2008. The Company also has various U.S. state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.
Note 10. Retirement Plan and Other Post Retirement Benefits
     The fair value of restricted investments held in a Rabbi trust (“the rabbi trust”), which the Company established to fund the Company’s current and future obligations under its Executive Retirement Plan, was $15 million and $20 million at March 31, 2009 and June 30, 2008, respectively.
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and postretirement plans (other benefits) is presented below (in millions):

	Pension and Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost-benefits earned during the period	$—	$—	$1	$1
Interest costs on projected benefit obligations	3	3	9	9
Expected return on plan assets	(2)	(2)	(7)	(7)
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$1	$1	$3	$3

     During the three and nine months ended March 31, 2009, the Company contributed $11 million and $24 million, respectively, to the Company’s pension and post retirement plans. The increase in actual contributions for the nine months ended March 31, 2009, compared to 2009 projected contributions of $13 million, is attributable to increased funding requirements due to lower returns on pension plan assets.
Note 11. Other Operating (Income) Expense, Net
     Other operating income, net for the three months ended March 31, 2009 of $1 million includes a $4 million gain from the refranchising of Company restaurants in the U.S. and Canada, offset by $1 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, and $1 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets.
     Other operating income, net for the three months ended March 31, 2008 of $6 million includes a net gain of $11 million from the disposal of real estate and other assets, primarily from the refranchising of Company restaurants in Germany, partially offset by $3 million in losses from vacant property provisions recorded in the U.S. and U.K. and $1 million of franchise system distress costs in the U.K.

     Other operating expense, net for the nine months ended March 31, 2009 of $14 million includes $7 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, $2 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S. and $8 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets. These expenses were offset by a $4 million gain from the refranchising of Company restaurants in the U.S. and Canada.
     Other operating income, net for the nine months ended March 31, 2008 of $7 million includes net gains of $16 million from the disposal of real estate and other assets, primarily in Germany and the U.S. (which includes the refranchising of Company restaurants in Germany), and a gain of $2 million on forward currency contracts used to hedge intercompany loans denominated in foreign currencies. These gains were partially offset by $4 million in losses from vacant property provisions recorded in the U.S. and U.K., $3 million of franchise system distress costs in the U.K. which includes a $1 million payment made to our sole distributor, $2 million of foreign currency transaction losses and $1 million in charges for litigation reserves.
Note 12. Commitments and Contingencies
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $65 million as of March 31, 2009, expiring over an average period of five years.
     Other commitments arising from normal business operations were $8 million as of March 31, 2009, of which $7 million was guaranteed under bank guarantee arrangements.
     Letters of Credit
     As of March 31, 2009, the Company had $26 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of March 31, 2009, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of March 31, 2009, the Company had posted bonds totaling $19 million, which related to promotional activities and certain utility deposits.
     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of March 31, 2009, the Company estimates that it will take approximately 13 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of March 31, 2009 and June 30, 2008, the deferred amounts totaled $16 million and $17 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of March 31, 2009, the Company had $3 million in aggregate contractual obligations for the year ending June 30, 2009 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to three years with a termination fee ranging from less than $1 million to $2 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $5 million extending up to three years with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of March 31, 2009, commitments to purchase advertising totaled $59 million. These commitments run through October 2011.
     Litigation
     On July 30, 2008, BKC was sued by four Florida franchisees over the Company’s decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. On November 3, 2008, the court granted the Company’s motion to dismiss on the grounds that BKC’s franchise agreement granted BKC the discretion to extend minimum hours. Plaintiffs have filed for reconsideration of the court’s decision to grant BKC’s motion to dismiss. While the Company believes that it has the right under its franchise agreement to mandate extended operating hours, the Company is unable to predict the ultimate outcome of the litigation.
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
     Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of March 31, 2009 and June 30, 2008, the Company had $37 million and $34 million in accrued liabilities to cover such claims, respectively.
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
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
U.S. & Canada	$425	$380	$1,307	$1,157
EMEA/APAC	151	186	518	568
Latin America	24	28	83	84

Total revenues	$600	$594	$1,908	$1,809

     Other than the U.S. and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the U.S. totaled $391 million and $1,192 million for the three and nine months ended March 31, 2009, respectively, compared to $342 million and $1,035 million for the three and nine months ended March 31, 2008, respectively. Revenues in Germany totaled $69 million and $234 million for the three and nine months ended March 31, 2009, respectively, compared to $87 million and $262 million for the three and nine months ended March 31, 2008, respectively.
     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Income from Operations:
U.S. & Canada	$88	$79	$256	$264
EMEA/APAC	11	26	57	73
Latin America	7	9	27	29
Unallocated	(30)	(33)	(88)	(94)

Total income from operations	$76	$81	$252	$272
Interest expense, net	13	16	42	48

Income before income taxes	$63	$65	$210	$224
Income tax expense	16	24	69	85

Net income	$47	$41	$141	$139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2008, our Quarterly Report on Form 10-Q for the quarters ended September 30, 2008 and December 31, 2008, and under Part II, Item 1A “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we,” “us,” “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, for any future period may decrease. Unless otherwise stated, sales growth, comparable sales growth and average restaurant sales are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 90% of our system-wide restaurants are franchised.
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. Our system of restaurants includes restaurants owned by us, as well as our franchisees. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. As of March 31, 2009, we owned or franchised a total of 11,810 restaurants in 74 countries and U.S. territories, of which 7,522 were located in the U.S. and Canada. At that date, 1,438 restaurants were Company restaurants and 10,372 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
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
     Approximately 90% of our restaurants are franchised, and we do not expect the percentage of franchise restaurants to change significantly as we implement our growth strategy. We believe that this restaurant ownership mix is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a sizable base of company restaurants to demonstrate credibility with franchisees in launching new initiatives. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.
Business Highlights
     Our strategic plan has four strategic global growth pillars: marketing, products, operations and development. Guided by our strategic plan and strong executive team leadership, our accomplishments and key activities since December 31, 2008 include:
•	the opening of 53 net new restaurants worldwide in the third quarter of fiscal 2009 and 355 net new restaurants for the trailing 12-months ended March 31, 2009;

•	the twenty-first consecutive quarter of worldwide comparable sales growth, our best comparable sales growth trend in three decades, including comparable sales growth of 1% (in constant currencies) for the third quarter of fiscal 2009;

•	the twentieth consecutive quarter of comparable sales growth in the U.S. and Canada, including comparable sales growth of 1.6% (in constant currencies) for the third quarter of fiscal 2009;

•	promotional tie-ins with family focused marketing properties, such as The Pink Panther™, Cabbage Patch Kids™, Monster Jam™ and the Kid’s Choice Awards™; and

•	the successful multi-market promotion of the Angry Whopper® sandwich in January and the U.S. launch of BK Burger Shots® and BK Breakfast Shots™ in February.
     Our focus continues to be on the following:
•	driving further sales growth;

•	enhancing restaurant profitability;

•	expanding our large international platform;

•	accelerating our new restaurant development and expansion;

•	using proactive portfolio management, including closures of under-performing restaurants and strategic refranchisings and acquisitions, to drive financial performance and development; and

•	employing innovative marketing strategies and expanding product offerings.
Seasonality
Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when the weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margin are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. During the three months ended March 31, 2009, the loss of a trading day in the month of February negatively impacted worldwide comparable sales by approximately 1%, as the same period in the prior year included an extra trading day due to the leap year. Comparable sales for the third quarter of fiscal 2009 were also negatively impacted by the placement of the Easter holiday, which typically drives restaurant sales. The Easter holiday occurred after the end of the third quarter in the current fiscal year as compared to March in the prior year.
Key Business Measures
     The Company uses three key business measures as indicators of the Company’s operational performance: sales growth, comparable sales growth and average restaurant sales. These measures are important indicators of the overall direction, trends of sales and the effectiveness of the Company’s advertising, marketing and operating initiatives and the impact of these on the entire Burger King® system.
     These key business measures have been provided for the three and nine months ended March 31, 2009 and 2008. Comparable sales growth and sales growth are provided by reportable segment and are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of currency movements.
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

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In constant currencies)
Company Comparable Sales Growth:
U.S. & Canada	1.6%	3.5%	1.7%	2.6%
EMEA / APAC	(4.0)%	5.3%	0.3%	4.0%
Latin America	(5.1)%	6.2%	(0.4)%	1.4%
Total Company Comparable Sales Growth	(0.2)%	4.1%	1.3%	3.0%

Franchise Comparable Sales Growth:
U.S. & Canada	1.6%	5.7%	2.2%	5.8%
EMEA / APAC	(0.1)%	7.0%	3.5%	5.9%
Latin America	1.9%	5.7%	3.9%	4.2%
Total Franchise Comparable Sales Growth	1.1%	6.1%	2.7%	5.7%

Comparable Sales Growth:
U.S. & Canada	1.6%	5.4%	2.2%	5.4%
EMEA/APAC	(0.6)%	6.8%	3.1%	5.6%
Latin America	1.3%	5.8%	3.6%	4.0%
Total Worldwide Comparable Sales Growth	1.0%	5.8%	2.5%	5.4%
     Three and nine months ended March 31, 2009
     Worldwide comparable sales growth of 1.0% and 2.5% (in constant currencies) for the three months and nine months ended March 31, 2009, respectively, was driven by our strategic pricing initiatives and our barbell menu strategy of innovative indulgent products and value menu items, including the successful multi-market promotion of the Angry Whopper® sandwich limited time offer and the U.S. launch of BK Burger Shots® and BK Breakfast Shots™ during the three month period. Comparable sales during the three month period were negatively impacted by significant traffic declines in the month of March across many of the markets in which we operate, with Germany and Mexico most affected. The deceleration in comparable sales was driven by continued adverse macroeconomic conditions, a slowdown in the breakfast daypart in the U.S. and heavy discounting by our major competitor in the U.S. and Germany, as well as the loss of a trading day and the shift of the Easter holiday.
     Comparable sales growth in the U.S. and Canada for the three months ended March 31, 2009 was driven primarily by our strategic pricing initiatives, a significant sales increase in the late night daypart as a result of our competitive hours initiative and successful product promotions, including the U.S. launch of BK Burger Shots® and BK Breakfast Shots™ and the Angry Whopper® sandwich limited time offer. SuperFamily promotions, such as The Pink Panther™, Cabbage Patch Kids™, Monster Jam™ and the Kid’s Choice Awards™, contributed to positive comparable sales. Comparable sales during the three month period were negatively impacted by significant traffic declines in the month of March, driven by continued adverse macroeconomic conditions, a slowdown in the breakfast daypart and heavy discounting by our major competitor, as well as the loss of a trading day and the shift in the Easter holiday. Positive comparable sales during the first nine months of fiscal 2009 were driven primarily by the initiatives and promotions noted for the three month period, as well as the introduction of the new BK® Kids Meal (including Kraft® Macaroni and Cheese and BK™ Fresh Apple Fries), the Spicy Chicken BK Wrapper™ and the Whopper® Virgins marketing campaign. SuperFamily promotions, such as those noted for the three month period as well as The Simpsons™, iDog™ and a Nintendo™ giveaway promotional tie-in with the BK® Crown Card, also contributed to positive comparable sales.
The EMEA/APAC segment experienced negative comparable sales growth during the three months ended March 31, 2009, primarily due to an unanticipated traffic slowdown in the month of March, particularly in Germany, caused by adverse macroeconomic factors and heavy discounting by our major competitor in Germany, as well as the loss of a trading day and the shift in the Easter holiday. However, we continued to focus during the quarter on operational improvements and high quality indulgent products, such as the Double Smoked BBQ Angus Whopper® limited time offers in the U.K. and the new Chicken Range sandwich in Australia. Positive comparable sales for the first nine months of fiscal 2009 were driven primarily by our strategic pricing initiatives as well as successful product promotions, such as the promotions noted for the three month period as well as Whopper® sandwich limited time offers throughout the region, BK Fusion™ Real Ice Cream and the Long Chicken sandwich limited time offers in Spain. SuperFamily promotions, such as The Simpsons™, iDog™, Crayola™ and Secret Palazz™, positively impacted comparable sales for the nine month period.
     Comparable sales growth in Latin America for the three and nine months ended March 31, 2009, was driven by the continued focus on our barbell menu strategy featuring everyday value platforms and affordably indulgent products. Our results were fueled by the successful promotion of indulgent products across most countries in the region, such as the introduction of the Angry Whopper® sandwich, the Steakhouse burger platform and the new BK™ Fish Wrap for the Lenten season, as well as the continued offering of the Mushroom & Swiss Steakhouse Burger in Central America, Puerto Rico and the Caribbean, and the Whopper® Mania promotion in Argentina. We continued to focus on value with the Come Como Rey™ (Eat Like a King) everyday value menu in Mexico and Central America, the XL double burger value promotion in Argentina, Chile and Dominican Republic and the new Apple BK™ Bites dessert. In addition, our regional Latin Billboards music promotion in selected markets in the region and strong kids properties such as Cabbage Patch Kids™, Monster Jam™ and The Pink Panther™ positively impacted comparable sales.
     Comparable sales during the three months ended March 31, 2009 were negatively impacted by significant traffic declines in Mexico during the month of March due to adverse socioeconomic conditions and the resulting slowdown in tourism, the devaluation of the local currency and the lower influx of remittances from the U.S. The loss of the trading day and the shift in the Easter holiday also negatively impacted sales performance. Comparable sales for both periods were also adversely affected by softer performance in Puerto Rico due to current socioeconomic conditions as well as the introduction of a VAT tax, which has negatively affected disposable income.
     Average Restaurant Sales
     Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and includes the impact of movement in currency exchange rates. For the three and nine months ended March 31, 2009, ARS was $294,000 and $949,000, respectively, compared to $313,000 and $963,000 for the three and nine months ended March 31, 2008, a decrease of 6% and 1%, respectively. The trailing 12-month ARS increased to $1.29 million for the period ended March 31, 2009, as compared to $1.27 million for the period ended March 31, 2008, an increase of 1%.
     During the three and nine months ended March 31, 2009, ARS decreased primarily as a result of $22,000 and $35,000 unfavorable impact from the movement of currency exchange rates, respectively, partially offset by improved worldwide comparable sales growth. We and our franchisees opened 355 net restaurants during the twelve months ended March 31, 2009. We believe that continued improvement in the ARS of existing restaurants and strong sales at new restaurants, combined with the closure of under-performing restaurants, will result in financially stronger operators throughout our system.
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

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
		(In constant currencies)
Sales Growth:

U.S. & Canada	2.8%	6.4%	3.0%	5.9%
EMEA/APAC	6.3%	14.6%	9.6%	13.1%
Latin America	7.2%	14.1%	11.2%	12.4%
Total System-wide Sales Growth	4.1%	9.2%	5.5%	8.2%
     Sales growth continued on a positive trend during the three and nine months ended March 31, 2009, as comparable sales and restaurant count continued to increase on a system-wide basis. We expect net restaurant openings to accelerate in most regions.
     Our sales growth in the U.S. and Canada during the three and nine months ended March 31, 2009 reflects positive comparable sales growth. We had 7,522 restaurants in the U.S. and Canada as of March 31, 2009, compared to 7,497 restaurants as of March 31, 2008, reflecting less than 1% increase in the number of restaurants.
     EMEA/APAC demonstrated sales growth during the three and nine months ended March 31, 2009, reflecting openings of new restaurants. In addition, positive comparable sales for the nine month period also contributed to sales growth in this segment. We had 3,232 restaurants in EMEA/APAC as of March 31, 2009 compared to 2,989 restaurants as of March 31, 2008, reflecting an 8% increase in the number of restaurants.
     Latin America’s sales growth was driven by new restaurant openings and positive comparable sales during the three and nine months ended March 31, 2009. We had 1,056 restaurants in Latin America as of March 31, 2009, compared to 969 restaurants as of March 31, 2008, reflecting a 9% increase in the number of restaurants.
Other Operating Data

	As of
	March 31,
	2009	2008
Restaurant Count Data:
Number of Company restaurants:
U.S. & Canada	1,054	918
EMEA/APAC(1)	296	294
Latin America(2)	88	82

Total Company restaurants	1,438	1,294
Number of franchise restaurants:
U.S. & Canada	6,468	6,579
EMEA/APAC(1)	2,936	2,695
Latin America(2)	968	887

Total franchise restaurants	10,372	10,161

Total system-wide restaurants	11,810	11,455

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Other Operating Data:
Comparable sales growth	1.0%	5.8%	2.5%	5.4%
Sales growth	4.1%	9.2%	5.5%	8.2%
Average restaurant sales (in thousands)	$294	$313	$949	$963
Segment Data:
Company restaurant revenues (in millions):
U.S. & Canada	$328	$283	$1,001	$857
EMEA/APAC(1)	108	136	371	418
Latin America(2)	13	17	47	50

Total Company restaurant revenues	$449	$436	$1,419	$1,325

Company restaurant expenses as a percentage of Company restaurant revenues (3):
U.S. & Canada
Food, paper and product costs	32.2%	31.9%	33.3%	32.1%
Payroll and employee benefits	32.2%	31.1%	31.2%	30.6%
Occupancy and other operating costs	22.9%	23.9%	22.9%	22.8%

Total Company restaurant expenses	87.3%	86.9%	87.4%	85.5%

EMEA/APAC(1)
Food, paper and product costs	29.6%	28.8%	28.6%	28.5%
Payroll and employee benefits	34.0%	31.6%	32.7%	30.5%
Occupancy and other operating costs	28.8%	27.6%	26.9%	26.8%

Total Company restaurant expenses	92.4%	88.0%	88.2%	85.8%

Latin America(2)
Food, paper and product costs	40.0%	37.4%	38.2%	36.5%
Payroll and employee benefits	12.3%	12.1%	12.2%	12.0%
Occupancy and other operating costs	27.7%	26.9%	28.8%	27.3%

Total Company restaurant expenses	80.0%	76.4%	79.2%	75.8%

Worldwide
Food, paper and product costs	31.8%	31.1%	32.2%	31.1%
Payroll and employee benefits	32.0%	30.5%	31.0%	29.9%
Occupancy and other operating costs	24.5%	25.2%	24.2%	24.2%

Total Company restaurant expenses	88.3%	86.8%	87.4%	85.2%

Franchise revenues (in millions):
U.S. & Canada	$77	$76	$241	$234
EMEA/APAC(1)	37	42	128	126
Latin America(2)	11	11	36	34

Total franchise revenues(4)	$125	$129	$405	$394

Income from operations (in millions):
U.S. & Canada	$88	$79	$256	$264
EMEA/APAC(1)	11	26	57	73
Latin America(2)	7	9	27	29
Unallocated(5)	(30)	(33)	(88)	(94)

Total Income from operations	$76	$81	$252	$272

EBITDA (in millions)(6)	$99	$107	$324	$342

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Calculated using dollars expressed in hundreds of thousands.

(4)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $2.9 billion and $9.6 billion for the three and nine months ended March 31, 2009, respectively, and $3.1 billion and $9.5 billion for the three and nine months ended March 31, 2008, respectively. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

(6)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other operating income and expense. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

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
The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In millions)
Net income	$47	$41	$141	$139
Interest expense, net	13	16	42	48
Income tax expense	16	24	69	85
Depreciation and amortization	23	26	72	70

EBITDA	$99	$107	$324	$342

Results of Operations for the three months ended March 31, 2009 and 2008
     The following table presents our results of operations for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$449	$436	3%
Franchise revenues	125	129	(3)%
Property revenues	26	29	(10)%

Total revenues	600	594	1%
Company restaurant expenses	397	378	5%
Selling, general and administrative expenses	115	126	(9)%
Property expenses	13	15	(13)%
Other operating (income) expense, net	(1)	(6)	NM

Total operating costs and expenses	524	513	2%

Income from operations	76	81	(6)%
Interest expense	13	17	(24)%
Interest income	—	(1)	(100)%

Interest expense, net	13	16	(19)%
Income before income taxes	63	65	(3)%
Income tax expense	16	24	(33)%

Net income	$47	$41	15%

Earnings per share — basic (1)	$0.35	$0.30	17%
Earnings per share — diluted (1)	$0.34	$0.30	13%

Weighted average shares — basic	134.6	135.2
Weighted average shares — diluted	136.7	137.5

(1)	- Earnings per share is calculated using whole dollars and shares.

NM	- Not meaningful.
     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by $13 million, or 3%, to $449 million during the three months ended March 31, 2009 compared to the same period in the prior year. This increase was primarily as a result of the addition of 144 Company restaurants (net of closures and sales of Company restaurants to franchisees, or “refranchisings”) during the twelve months ended March 31, 2009, including the net acquisition of 113 franchise restaurants, primarily in the U.S. and Canada. The increase in Company restaurant revenues was partially offset by negative worldwide Company comparable sales growth and by $32 million of unfavorable impact from the significant movement of currency exchange rates.
     In the U.S. and Canada, Company restaurant revenues increased by $45 million, or 16%, to $328 million during the three months ended March 31, 2009 compared to the same period in the prior year. This increase was primarily as a result of a net increase of 136 Company restaurants during the twelve months ended March 31, 2009, including the net acquisition of 113 franchise restaurants.

Company restaurant revenues also increased as a result of positive Company comparable sales growth. These increases were partially offset by an $8 million unfavorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues decreased by $28 million, or 21%, to $108 million during the three months ended March 31, 2009, compared to the same period in the prior year. This decrease was primarily due to a $20 million unfavorable impact from the movement of currency exchange rates and negative Company comparable sales growth. Company restaurant revenues were negatively impacted by significant traffic declines in the month of March, particularly in Germany, the Company’s second largest Company restaurant market worldwide and the largest in EMEA/APAC.
     In Latin America, Company restaurant revenues decreased by $4 million, or 24%, to $13 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a $4 million unfavorable impact from the movement of currency exchange rates and negative Company comparable sales growth. Company restaurant revenues were negatively impacted by significant traffic declines in the month of March, particularly in Mexico, the only Company restaurant market in Latin America. These factors were partially offset by a net increase of six Company restaurants during the twelve months ended March 31, 2009.
     Franchise revenues
     Total franchise revenues decreased by $4 million, or 3%, to $125 million for the three months ended March 31, 2009, compared to the same period in the prior year. Although the net number of franchise restaurants increased by 211 during the twelve months ended March 31, 2009 and the Company experienced positive worldwide franchise comparable sales growth and a higher effective royalty rate in the U.S., these factors were more than offset by a $10 million unfavorable impact from the movement of currency exchange rates for the period.
     In the U.S. and Canada, franchise revenues increased by $1 million, or 1%, to $77 million during the three months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily a result of positive franchise comparable sales growth and a higher effective royalty rate in the U.S. These factors were partially offset by the loss of royalties from 111 fewer franchise restaurants compared to the same period in the prior year, primarily due to the net acquisition of 113 franchise restaurants. The impact from the movement of currency exchange rates was not significant for the period.
     In EMEA/APAC, franchise revenues decreased by $5 million, or 12%, to $37 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily driven by a $9 million unfavorable impact from the movement of currency exchange rates and negative franchise comparable sales growth. This decrease was partially offset by the net increase of 241 franchise restaurants during the twelve months ended March 31, 2009.
     Latin America franchise revenues remained unchanged at $11 million during the three months ended March 31, 2009, compared to the same period in the prior year. Although the net number of franchise restaurants increased by 81 during the twelve months ended March 31, 2009 and franchise comparable sales growth was positive, these factors were offset by a $1 million unfavorable impact from the movement of currency exchange rates.
     Property Revenues
     Total property revenues decreased by $3 million, or 10%, to $26 million, for the three months ended March 31, 2009, compared to the same period in the prior year. The decrease was primarily due to $2 million of unfavorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. These factors were partially offset by positive worldwide franchise comparable sales growth resulting in increased percentage rents.
     In the U.S. and Canada, property revenues decreased by $1 million, or 5%, to $20 million for the three months ended March 31, 2009, compared to the same period in the prior year. This decrease was primarily due to the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. This decrease was partially offset by positive franchise comparable sales growth resulting in increased percentage rents.

     In EMEA/APAC, property revenues decreased by $2 million, or 25%, to $6 million, for the three months ended March 31, 2009, compared to the same period in the prior year, primarily due to a $2 million unfavorable impact from the movement of currency exchange rates in EMEA and the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. In addition, property revenues were adversely affected by negative franchise comparable sales growth.
     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by $8 million, or 6%, to $143 million during the three months ended March 31, 2009, compared to the same period in the prior year, as a result of the net addition of 144 Company restaurants during the twelve months ended March 31, 2009 and a significant increase in commodity costs, including the currency exchange impact of cross border purchases, partially offset by a $10 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, food, paper and product costs increased by 0.7% to 31.8%, primarily due to the increase in commodity costs as noted above, partially offset by the impact of strategic pricing initiatives.
     In the U.S. and Canada, food, paper and product costs increased by $16 million, or 18%, to $106 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of the net addition of 136 Company restaurants during the twelve months ended March 31, 2009, a significant increase in commodity costs, including the currency exchange impact of cross border purchases in Canada, and additional expense due to the disposal of toy premium inventory containing phthalates, a plasticizer used in vinyl toys, partially offset by a $3 million favorable impact from the movement of currency exchange rates in Canada. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.3% to 32.2%, primarily due to the adverse factors noted above and the redemption of coupons, partially offset by the impact of strategic pricing initiatives.
     In EMEA/APAC, food, paper and product costs decreased by $7 million, or 18%, to $32 million for the three months ended March 31, 2009, compared to the same period in the prior year primarily as a result of the favorable impact from the movement of currency exchange rates of $6 million and negative Company comparable sales, partially offset by increases in commodity costs across all countries in the segment, including the currency exchange impact of cross border purchases. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.8% to 29.6% primarily due to significant increases in commodity costs as noted above partially offset by the impact of strategic pricing initiatives.
     In Latin America, food, paper and product costs decreased by $1 million, or 17%, to $5 million for the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of the favorable impact from the movement of currency exchange rates of $1 million and negative Company comparable sales, partially offset by increases in commodity costs, including the currency exchange impact of cross border purchases, and a net increase of six Company restaurants during the twelve months ended March 31, 2009. Food, paper and product costs as a percentage of Company restaurant revenues increased by 2.6% to 40.0%, primarily as a result of increases in commodity costs as noted above, partially offset by the impact of strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by $11 million, or 8%, to $144 million during the three months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily due to the net addition of 144 Company restaurants during the twelve months ended March 31, 2009, as well as increased labor costs in the U.S. and Canada and EMEA, partially offset by a $10 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 1.5% to 32.0%, primarily as a result of increased labor costs in EMEA and the impact of significant traffic declines in the U.S. and EMEA during the month of March, which resulted in labor inefficiencies.
     In the U.S. and Canada, payroll and employee benefits costs increased by $17 million, or 19%, to $105 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of the net addition of 136 Company restaurants during the twelve months ended March 31, 2009, and increased labor costs, partially offset by a $2 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 1.1% to 32.2%, primarily as a result of declining traffic in the month of March resulting in labor inefficiencies, partially offset by positive Company comparable sales growth.
     In EMEA/APAC, payroll and employee benefits costs decreased by $6 million, or 14%, to $37 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a $7 million favorable impact from the movement of currency exchange rates, partially offset by government mandated and contractual increases in labor cost in Germany. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 2.4% to 34.0%, as a result of increases in labor cost in Germany and the impact of significant traffic declines in the month of March, particularly in Germany, which resulted in negative Company comparable sales and labor inefficiencies.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended March 31, 2009 compared to the same period in the prior year.
     Occupancy and other operating costs
     Occupancy and other operating costs remained unchanged at $110 million during the three months ended March 31, 2009, compared to the same period in the prior year, benefiting primarily from a $9 million favorable impact from the movement of currency exchange rates and from accelerated depreciation expense related to the reimaging of Company restaurants in the U.S. and Canada recorded in the prior year, partially offset by the net addition of 136 Company restaurants during the twelve months ended March 31, 2009 and increased rents. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.7% to 24.5%, primarily as a result of the benefits realized from the prior year accelerated depreciation expense as noted above, partially offset by increased rents and the impact from significant traffic declines in the month of March, which resulted in negative Company comparable sales.
     In the U.S. and Canada, occupancy and other operating costs increased by $8 million, or 12%, to $76 million during the three months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily driven by the net addition of 136 Company restaurants during the twelve months ended March 31, 2009, which represents a 15% increase in the number of Company restaurants in this segment year over year, and increased rents, partially offset by a $2 million favorable impact from the movement of currency exchange rates and benefits realized from accelerated depreciation expense related to the reimaging of Company restaurants recorded in the prior year. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.0% to 22.9% as a result of the benefits realized from the prior year accelerated depreciation expense as noted above and positive Company comparable sales, partially offset by increased rents.
     In EMEA/APAC, occupancy and other operating costs decreased by $6 million, or 16%, to $31 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily due to a $6 million favorable impact from the movement of currency exchange rates and a reduction in payments made to third parties for services currently performed by our employees, partially offset by income resulting from a lease termination fee recorded in the U.K. in the prior year. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.2% to 28.8%, primarily due to income resulting from the lease termination fee noted above and the impact from significant traffic declines in the month of March, primarily in Germany, which resulted in negative Company comparable sales.
     In Latin America, occupancy and other operating costs decreased by $2 million, or 40%, to $3 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily attributable to a $1 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.8% to 27.7% primarily as a result of the impact from significant traffic declines in Mexico, which resulted in negative Company comparable sales.
     Selling, general and administrative expenses
     Selling expenses remained unchanged at $22 million for the three months ended March 31, 2009, compared to the same period in the prior year. Although sales and promotional expenses increased by $2 million due to increased sales at our Company restaurants, this increase was offset by a $2 million favorable impact from the movement of currency exchange rates.

     General and administrative expenses decreased by $11 million, or 11%, to $93 million for the three months ended March 31, 2009, compared to the same period in the prior year. The decrease is primarily attributable to $3 million in savings from cost containment initiatives, a decrease of $1 million in deferred compensation expense and an $8 million favorable impact from the movement of currency exchange rates.
     Property Expenses
     Total property expenses decreased by $2 million, or 13%, to $13 million for the three months ended March 31, 2009, compared to the same period in the prior year, primarily attributable to a $2 million favorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of closures or acquisitions of restaurants leased to franchisees, partially offset by an increase in percentage rent expense generated by positive worldwide comparable franchise sales growth.
     Other operating (income) expense, net
     Other operating income, net for the three months ended March 31, 2009 of $1 million includes a $4 million gain from the refranchising of Company restaurants in the U.S. and Canada, partially offset by $1 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, and $1 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets.
     Income from Operations

	Three Months Ended
	March 31,
	2009	2008
Income from Operations:
U.S. & Canada	$88	$79
EMEA/APAC	11	26
Latin America	7	9
Unallocated	(30)	(33)

Total income from operations	$76	$81

     Income from operations decreased by $5 million, or 6%, to $76 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $6 million, a $4 million decrease in franchise revenues, a $5 million decrease in other operating income, net and a decrease in net property income of $1 million. These decreases in income from operations were partially offset by an $11 million decrease in selling, general and administrative expenses. (See Note 13 to our unaudited condensed consolidated financial statements for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).
     Our international operations are impacted by fluctuations in currency exchange rates. In Company markets located outside of the U.S., we generate revenues and incur expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized, and are impacted by changes in currency exchange rates. In many of our franchise markets, our franchisees pay royalties to us in currencies other than the local currency in which they operate; however, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in currency exchange rates. Although we attempt to mitigate the unfavorable impact of fluctuations in currency exchange rates on our cash flows through certain hedging activities, our use of such hedging activities will not offset the adverse impact on revenues and expenses of unfavorable movements in currency exchange rates. For the three months ended March 31, 2009, the unfavorable impact on revenues from the movement of currency exchange rates was partially offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $3 million. We expect that continuing uncertainties in the currency markets may continue to adversely impact our operating results.

     In the U.S. and Canada, income from operations increased by $9 million, or 11%, to $88 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in other operating expenses, net of $4 million, an increase in Company restaurant margin of $3 million and a $1 million increase in franchise revenues, reflecting franchise comparable sales growth of 1.6% (in constant currencies) and an increase in the effective royalty rate in the U.S, partially offset by a decrease in net property income of $1 million.
     In EMEA/APAC, income from operations decreased by $15 million, or 58%, to $11 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $8 million, a $5 million decrease in franchise revenues, a decrease in other operating income, net of $9 million related to a prior year gain recognized on the refranchising of Company restaurants in Germany, partially offset by $8 million decrease in selling, general and administrative expenses. These factors reflect a $2 million unfavorable impact from the movement of currency exchange rates.
     In Latin America, income from operations decreased by $2 million, or 22%, to $7 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as result of a decrease in Company restaurant margin of $1 million. The decrease also reflects a $1 million unfavorable impact from the movement of currency exchange rates.
     Our unallocated corporate expenses decreased by $3 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in general and administrative expenses attributable to savings from cost containment initiatives.
     Interest Expense, net
     Interest expense, net decreased by $3 million during the three months ended March 31, 2009, compared to the same period in the prior year, reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the three months ended March 31, 2009 and 2008 were 4.8% and 6.3%, respectively, which included the impact of interest rate swaps on 68% and 46% of our term debt, respectively.
     Income Tax Expense
     Income tax expense was $16 million for the three months ended March 31, 2009, resulting in an effective tax rate of 25.4% primarily due to the resolution of tax audits.
     Income tax expense was $24 million for the three months ended March 31, 2008, resulting in an effective tax rate of 36.9%. During the three months ended March 31, 2008, we recorded a tax charge of $2 million primarily related to the resolution of a foreign audit and law changes.
     Net Income
     Our net income increased by $6 million, or 15%, to $47 million during the three months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of an $11 million decrease in selling, general and administrative expenses, an $8 million decrease in income tax expense and the benefit from a $3 million decrease in interest expense, net. These factors were partially offset by a decrease in Company restaurant margin of $6 million, a net change of $5 million in other operating income, net, decreased franchise revenues of $4 million, and a decrease in net property income of $1 million.

Results of Operations for the nine months ended March 31, 2009 and 2008
     The following table presents our results of operations for the nine months ended March 31, 2009 and 2008:

	For the Nine Months Ended March 31,
	2009	2008
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$1,419	$1,325	7%
Franchise revenues	405	394	3%
Property revenues	84	90	(7)%

Total revenues	$1,908	$1,809	5%
Company restaurant expenses	1,240	1,129	10%
Selling, general and administrative expenses	360	370	(3)%
Property expenses	42	45	(7)%
Other operating (income) expense, net	14	(7)	NM

Total operating costs and expenses	$1,656	$1,537	8%

Income from operations	252	272	(7)%
Interest expense	44	53	(17)%
Interest income	(2)	(5)	(60)%

Interest expense, net	42	48	(13)%
Income before income taxes	$210	$224	(6)%
Income tax expense	69	85	(19)%

Net income	$141	$139	1%

Earnings per share — basic (1)	$1.05	$1.03	2%
Earnings per share — diluted (1)	$1.03	$1.01	2%

Weighted average shares — basic	134.8	135.2
Weighted average shares — diluted	136.8	137.7

(1)	- Earnings per share is calculated using whole dollars and shares.

NM	- Not meaningful.
     Revenues
     Company restaurant revenues
     Company restaurant revenues increased by $94 million, or 7%, to $1,419 million during the nine months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily a result of the addition of 144 Company restaurants net of closures and refranchisings during the twelve months ended March 31, 2009, including the net acquisition of 113 franchise restaurants. Company restaurant revenues also increased as a result of positive worldwide Company comparable sales growth. These factors were partially offset by a $52 million unfavorable impact from the significant movement of currency exchange rates.
     In the U.S. and Canada, Company restaurant revenues increased by $144 million, or 17%, to $1,001 million during the nine months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily a result of a net increase of 136 Company restaurants during the twelve months ended March 31, 2009, including the net acquisition of 113 franchise restaurants.

Company restaurant revenues also increased as a result of positive Company comparable sales growth. These factors were partially offset by a $16 million unfavorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues decreased by $47 million, or 11%, to $371 million during the nine months ended March 31, 2009, compared to the same period in the prior year. This decrease was primarily due to a $30 million unfavorable impact from the movement of currency exchange rates and lost Company restaurant revenues due to the refranchising of restaurants in the prior year, primarily in Germany and the U.K.
     In Latin America, Company restaurant revenues decreased by $3 million, or 6%, to $47 million during the nine months ended March 31, 2009, compared to the same period in the prior year. This decrease was primarily due to a $6 million unfavorable impact from the movement of currency exchange rates and negative Company comparable sales growth. Company restaurant revenues were negatively impacted by significant traffic declines in the month of March, particularly in Mexico, the only Company restaurant market in Latin America. These factors were partially offset by a net increase of six Company restaurants during the twelve months ended March 31, 2009.
     Franchise revenues
     Total franchise revenues increased by $11 million, or 3%, to $405 million during the nine months ended March 31, 2009, compared to the same period in the prior year. The increase was primarily a result of the net addition of 211 franchise restaurants during the twelve months ended March 31, 2009, positive worldwide franchise comparable sales growth and a higher effective royalty rate in the U.S. These factors were partially offset by a $15 million unfavorable impact from the movement of currency exchange rates.
     In the U.S. and Canada, franchise revenues increased by $7 million, or 3%, to $241 million during the nine months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily a result of positive franchise comparable sales growth and a higher effective royalty rate in the U.S., partially offset by the loss of royalties from 111 fewer franchise restaurants compared to the same period in the prior year, primarily due to the net acquisition of 113 franchise restaurants by the Company. The impact from the movement of currency exchange rates was not significant.
     In EMEA/APAC, franchise revenues increased by $2 million, or 2%, to $128 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily driven by a net increase of 241 franchise restaurants during the twelve months ended March 31, 2009, and positive franchise comparable sales growth. These factors were partially offset by a $13 million unfavorable impact from the movement of currency exchange rates.
     Latin America franchise revenues increased by $2 million, or 6%, to $36 million during the nine months ended March 31, 2009 compared to the same period in the prior year, primarily as a result of the net addition of 81 franchise restaurants during the twelve months ended March 31, 2009 and positive franchise comparable sales growth. These factors were partially offset by a $2 million unfavorable impact from the movement of currency exchange rates.
     Property Revenues
     Total property revenues decreased by $6 million, or 7%, to $84 million, for the nine months ended March 31, 2009, compared to the same period in the prior year. The decrease was primarily a result of a $4 million unfavorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. These factors were partially offset by positive worldwide franchise comparable sales growth resulting in increased percentage rents.
     In the U.S. and Canada, property revenues decreased by $1 million, or 2%, to $65 million for the nine months ended March 31, 2009, compared to the same period in the prior year. The decrease was primarily a result of the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. This decrease was partially offset by increased percentage rents as a result of positive franchise comparable sales growth.
     In EMEA/APAC, property revenues decreased by $5 million, or 21%, to $19 million, for the nine months ended March 31, 2009, compared to the same period in the prior year, primarily due to a $4 million unfavorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. These factors were partially offset by increased percentage rents as a result of positive franchise comparable sales growth.
     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs increased by $45 million, or 11%, to $457 million during the nine months ended March 31, 2009, compared to the same period in the prior year, as a result of the net addition of 144 Company restaurants during the twelve months ended March 31, 2009, and significant increases in commodity costs, including the currency exchange impact of cross border purchases, partially offset by a $17 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, food, paper and product costs increased by 1.1% to 32.2%, primarily due to the increase in commodity costs noted above, partially offset by the impact of strategic pricing initiatives.
     In the U.S. and Canada, food, paper and product costs increased by $58 million, or 21%, to $333 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of the net addition of 136 Company restaurants during the twelve months ended March 31, 2009, as well as significant increases in commodity costs, including the currency exchange impact of cross border purchases in Canada, partially offset by a $6 million favorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 1.2% to 33.3%, primarily due to an increase in the cost of beef, cheese, chicken and other food costs, including the currency exchange impact of cross border purchases in Canada and the redemption of coupons, partially offset by the impact of strategic pricing initiatives.
     Although commodity and other food costs have increased significantly in the U.S. and Canada during the nine month period compared to the same period in the prior year, the cost of many of our core commodities reached historical highs during the first quarter of fiscal 2009 and have moderated since.
     In EMEA/APAC, food, paper and product costs decreased by $13 million, or 11%, to $106 million for the nine months ended March 31, 2009, compared to the same period in the prior year. This decrease is primarily the result of the favorable impact from the movement of currency exchange rates of $9 million and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by an increase in commodity costs, including the currency exchange impact of cross border purchases. Food, paper and product costs as a percentage of Company restaurant revenues remained relatively unchanged at 28.6% with the benefits from strategic pricing initiatives, offset by a significant increase in commodity costs.
     In Latin America, food, paper and product costs remained unchanged at $18 million during the nine months ended March 31, 2009, compared to the same period in the prior year, as a result of the benefits derived from the favorable impact from the movement of currency exchange rates of $2 million, offset by the net addition of six Company restaurants during the twelve months ended March 31, 2009 and an increase in commodity costs, including the currency exchange impact of cross border purchases. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.7% to 38.2% primarily due to the increase in commodity costs as noted above, partially offset by the impact of strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by $43 million, or 11%, to $439 million during the nine months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily due to the net addition of 144 Company restaurants during the twelve months ended March 31, 2009, as well as increased labor costs in the U.S. and Canada and EMEA, partially offset by a $15 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 1.1% to 31.0%, primarily as a result of increased labor costs in EMEA and labor inefficiencies in the U.S. and Canada, partially offset by positive worldwide Company comparable sales growth.
     In the U.S. and Canada, payroll and employee benefits costs increased by $50 million, or 19%, to $312 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of the net addition of 136 Company restaurants during the twelve months ended March 31, 2009 and increased labor costs, partially offset by a $5 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.6% to 31.2%, primarily due to labor inefficiencies, partially offset by benefits derived from positive Company comparable sales growth.
     In EMEA/APAC, payroll and employee benefits costs decreased by $6 million, or 5% to $121 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a $9 million favorable impact from the movement of currency exchange rates and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by government mandated and contractual increases in labor costs in Germany. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 2.2% to 32.7% as a result of increases in labor costs in Germany, partially offset by positive Company comparable sales growth.
     In Latin America, payroll and employee benefits costs decreased by $1 million, or 14% to $6 million during the nine months ended March 31, 2009, compared to the same period in the prior year as a result of a $1 million favorable impact from the movement of currency exchange rates, partially offset by the net addition of six Company restaurants during the twelve months ended March 31, 2009. Payroll and employee benefits costs as a percentage of Company restaurant revenues remained unchanged at 12.2%.
     Occupancy and other operating costs
     Occupancy and other operating costs increased by $23 million, or 7%, to $344 million during the nine months ended March 31, 2009, compared to the same period in the prior year. This increase is primarily attributable to the net addition of 144 Company restaurants during the twelve months ended March 31, 2009, increased rents and utility costs and start-up costs related to new and acquired Company restaurants in the U.S., partially offset by benefits realized from accelerated depreciation expense related to the reimaging of Company restaurants in the U.S. and Canada recorded in the prior year and a $15 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs remained unchanged at 24.2%, primarily as a result of the benefits derived from positive worldwide Company comparable sales growth and the prior year accelerated depreciation expense noted above, offset by increased rents and start-up costs related to new and acquired Company restaurants.
     In the U.S. and Canada, occupancy and other operating costs increased by $36 million, or 18%, to $231 million during the nine months ended March 31, 2009, compared to the same period in the prior year. This increase was primarily driven by the net addition of 136 Company restaurants during the twelve months ended March 31, 2009, which represents a 15% increase in the number of Company restaurants in this segment year over year, increased rents and utility costs and start-up costs related to new and acquired Company restaurants, partially offset by benefits realized from accelerated depreciation expense related to the reimaging of Company restaurants recorded in the prior year and a $4 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 22.9% as a result of the benefits derived from positive Company comparable sales growth and the prior year accelerated depreciation expense noted above, offset by increased rents and start-up costs related to new and acquired Company restaurants.
     In EMEA/APAC, occupancy and other operating costs decreased by $12 million, or 11%, to $100 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily due to a $9 million favorable impact from the movement in currency exchange rates, a reduction in payments made to third parties for services currently performed by our employees and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by increased rents and income resulting from a lease termination fee recorded in the prior year in the U.K. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 26.9% as a result of positive Company comparable sales growth, the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K. (including benefits from the release of unfavorable lease obligations), offset by increased rents and income resulting from the lease termination fee noted above.
     In Latin America, occupancy and other operating costs decreased by $1 million, or 7%, to $13 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily attributable to a $2 million favorable impact from the movement in currency exchange rates, partially offset by the net addition of six Company restaurants during the twelve months ended March 31, 2009, increased utility costs and the unfavorable impact of accelerated depreciation expense related to a restaurant closure in Mexico. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.5% to 28.8% as a result of increased utility costs, the unfavorable impact from accelerated depreciation expense and negative Company comparable sales growth.

     Selling, general and administrative expenses
     Selling expenses increased by $3 million, or 4%, to $70 million for the nine months ended March 31, 2009, compared to the same period in the prior year. Although sales and promotion expenses increased by $6 million due to increased sales at our Company restaurants, these expenses were partially offset by a $3 million favorable impact from the movement of currency exchange rates.
     General and administrative expenses decreased by $13 million, or 4%, to $290 million for the nine months ended March 31, 2009, compared to the same period in the prior year. There was a $7 million decrease in deferred compensation expense, which was fully offset by net losses on investments held in the rabbi trust recorded in other operating (income) expense, net, a $9 million favorable impact from the movement of currency exchange rates and $8 million in savings from cost containment initiatives. However, these factors were partially offset by an increase of $3 million in stock-based compensation, an incremental increase of $3 million in amortization of franchise rights associated with the acquisition of restaurants, an increase in bad debt expense of $3 million and $2 million in bad debt recoveries recognized in the prior year.
     Property Expenses
     Total property expenses decreased by $3 million, or 7%, to $42 million for the nine months ended March 31, 2009 compared to the same period in the prior year, primarily as a result of a $4 million favorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees, partially offset by an increase in percentage rent expense generated by worldwide comparable franchise sales growth of 2.7% (in constant currencies).
     Other operating (income) expense, net
     Other operating expense, net for the nine months ended March 31, 2009 of $14 million includes $7 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, $2 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S. and $8 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets. These expenses were offset by a $4 million gain from the refranchising of Company restaurants in the U.S. and Canada.
     Income from Operations

	Nine Months Ended
	March 31,
	2009	2008
Income from Operations:
U.S. & Canada	$256	$264
EMEA/APAC	57	73
Latin America	27	29
Unallocated	(88)	(94)

Total Income from Operations	$252	$272

     Income from operations decreased by $20 million, or 7%, to $252 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of an increase in other operating expense, net of $21 million, a decrease in Company restaurant margin of $17 million and a decrease in net property income of $3 million. The decrease in income from operations was partially offset by an $11 million increase in franchise revenues, reflecting franchise comparable sales growth of 2.7% (in constant currencies) and an increase in the effective royalty rate in the U.S and a $10 million decrease in selling, general and administrative expenses. (See Note 13 to our unaudited condensed consolidated financial statements for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).

     For the nine months ended March 31, 2009, the unfavorable impact on revenues from the movement of currency exchange rates was partially offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $8 million.
     In the U.S. and Canada, income from operations decreased by $8 million, or 3%, to $256 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of an increase in other operating expenses, net of $15 million and a decrease in net property income of $2 million, partially offset by a $7 million increase in franchise revenues, reflecting franchise comparable sales growth of 2.2% (in constant currencies) and an increase in the effective royalty rate in the U.S.
     In EMEA/APAC, income from operations decreased by $16 million, or 22%, to $57 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $15 million, a decrease in other operating income, net of $6 million and a decrease in net property income of $1 million, partially offset by a $5 million decrease in selling, general and administrative expenses and a $2 million increase in franchise revenues, reflecting franchise comparable sales growth of 3.5% (in constant currencies). These factors reflect a $7 million unfavorable impact from the movement of currency exchange rates.
     In Latin America, income from operations decreased by $2 million, or 7%, to $27 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $2 million, and a $1 million increase in selling, general and administrative expenses, partially offset by a $2 million increase in franchise revenues, which reflects franchise comparable sales growth of 3.9% (in constant currencies). These factors reflect a $1 million unfavorable impact from the movement of currency exchange rates.
     Our unallocated corporate expenses decreased by $6 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in general and administrative expenses attributable to savings from cost containment initiatives.
     Interest Expense, net
     Interest expense, net decreased by $6 million during the nine months ended March 31, 2009, compared to the same period in the prior year, primarily reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the nine months ended March 31, 2009 and 2008 were 5.2% and 6.6%, respectively, which included the impact of interest rate swaps on 70% and 48% of our term debt, respectively.
     Income Tax Expense
     Income tax expense was $69 million for the nine months ended March 31, 2009, resulting in an effective tax rate of 32.9% primarily due to currency fluctuations, the current mix of income from multiple tax jurisdictions and the resolution of tax audits.
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
     Net Income
     Our net income increased by $2 million, or 1%, to $141 million during the nine months ended March 31, 2009 compared to the same period in the prior year, primarily as a result of a $16 million decrease in income tax expense, increased franchise revenues of $11 million, driven by a net increase in restaurants and strong franchise comparable sales growth, a $10 million decrease in selling, general and administrative expenses and the benefit from a $6 million decrease in interest expense, net. These factors were partially offset by a net change of $21 million in other operating expense, net, a decrease in Company restaurant margin of $17 million and a decrease in net property income of $3 million.

Liquidity and Capital Resources
     Overview
     Cash provided by operations was $211 million during the nine months ended March 31, 2009, compared to $150 million during the nine months ended March 31, 2008.
     During the nine months ended March 31, 2009, we borrowed $94 million and repaid $104 million under our revolving credit facility. Our leverage ratio, as defined by our credit agreement, was 1.9x as of March 31, 2009, compared to 1.8x as of June 30, 2008. The weighted average interest rate for the nine months ended March 31, 2009 and 2008 was 5.2% and 6.5%, respectively, which included the benefit of interest rate swaps on 70% and 48% of our term debt, respectively.
     During the nine months ended March 31, 2009, we declared and paid three quarterly dividends of $0.0625 per share, resulting in $25 million of cash payments to shareholders of record.
     During the nine months ended March 31, 2009, we repurchased 835,000 shares of common stock under our previously announced share repurchase program at an aggregate cost of $20 million, which we will retain in treasury for future use. The share repurchase program expired on December 31, 2008. During the third quarter our board of directors approved, and we adopted a new share repurchase program to repurchase up to $200 million of our common stock in the open market from time to time prior to December 31, 2010. To date, we have not repurchased any shares under the new program.
     We had cash and cash equivalents of $140 million as of March 31, 2009. In addition, as of March 31, 2009, we had a borrowing capacity of $84 million under our $150 million revolving credit facility. In April 2009, the Company paid down $30 million on the revolving credit facility increasing its borrowing capacity to $114 million.
     On July 16, 2008, we acquired 72 restaurants in Nebraska and Iowa from one of our franchisees for a purchase price of approximately $67 million. On March 19, 2009 the Company refranchised 19 restaurants in Iowa for a sales price of $14 million, which resulted in a recognized gain of $4 million.
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
     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $211 million during the nine months ended March 31, 2009, compared to cash provided by operating activities of $150 million during the nine months ended March 31, 2008. The $211 million provided during the nine months ended March 31, 2009 includes net income of $141 million, including non-cash items such as a $77 million loss on the re-measurement of foreign denominated assets and $72 million of depreciation and amortization, offset by a usage of cash from a change in working capital of $50 million. The $50 million change in working capital was primarily driven by a $52 million cash usage in accounts and drafts payable due to the payment of our June accounts payable and capital accruals, a $5 million cash usage from other accrued liabilities, primarily driven by tax and incentive payments, net of their respective current year accruals, partially offset by a decrease in trade and notes receivables of $4 million and a decrease in prepaids and other current assets of $3 million. The $150 million provided during the nine months ended March 31, 2008 includes net income of $139 million and $23 million from changes in working capital, offset by $11 million from changes in long-term assets and liabilities, which includes a $22 million payment to establish the Rabbi trust, and $1 million of non-cash adjustments.
     Investing Activities
     Cash used for investing activities was $171 million during the nine months ended March 31, 2009 and $62 million during the nine months ended March 31, 2008. The $171 million cash usage during the nine months ended March 31, 2009 includes $125 million of payments for property and equipment, $68 million used for acquisitions of franchise restaurants and $4 million of other investing activities, partially offset by $20 million from asset disposal and restaurant closures and $6 million from the return of investment on direct financing leases. The $62 million cash usage during the nine months ended March 31, 2008 includes $88 million of payments for the purchase of property and equipment and $4 million related to the acquisition of franchise operations, partially offset by $26 million of proceeds from asset disposals and restaurant closures and $5 million of principal payments received on direct financing leases.
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

	For the
	Nine Months Ended
	March 31,
	2009	2008
	(In millions)
New restaurants	$39	$25
Existing restaurants	72	54
Other, including corporate	14	9

Total	$125	$88

     We expect capital expenditures of approximately $200 million in fiscal 2009 to develop new restaurants, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, for operational initiatives in our restaurants and for other corporate expenditures.
     Financing Activities
     Cash used by financing activities was $53 million during the nine months ended March 31, 2009 compared to a $105 million cash usage during the nine months ended March 31, 2008. Cash used by financing activities during the nine months ended March 31, 2009 primarily consisted of principal repayments on the revolving credit facility of $104 million, three quarterly cash dividend payments totaling $25 million, the repurchase of common stock of $20 million and repayments of capital leases of $4 million, partially offset by $94 million in proceeds from borrowings under the revolving credit facility, $4 million of excess tax benefits from stock-based compensation and $2 million in proceeds from stock option exercises. Uses of cash in financing activities during the nine months ended March 31, 2008 primarily consisted of repayments of debt and capital leases of $54 million, the repurchase of common stock of $35 million and cash dividend payments of $25 million, offset by $7 million in tax benefits from stock-based compensation and $2 million from proceeds of stock option exercises.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 12 to our unaudited condensed consolidated financial statements.
   New Accounting Pronouncements Issued But Not Yet Adopted
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately in earnings. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after July 1, 2009. The impact that SFAS No. 141R will have on the Company depends in part upon the volume of business acquisitions. In addition, upon adoption of SFAS No. 141R, valuation allowances established in accordance with SFAS No. 109, “Accounting for Income Taxes,” if realized, will be recorded as a benefit in the statement of operations. As of March 31, 2009, the Company projects to have $74 million of valuation allowance on deferred tax assets for the fiscal year ending June 30, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning on July 1, 2009. We do not anticipate that the adoption of SFAS No. 160 will materially impact the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the nine months ended March 31, 2009 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, except as noted below.
     We have entered into foreign currency forward contracts intended to hedge our exposure to fluctuations in currency exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in Euros but are also denominated in British Pounds and Canadian Dollars. Fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of income as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge, which is also reflected in our condensed consolidated statements of income. As of March 31, 2009, we had foreign currency forward contracts to hedge the net U.S. dollar equivalent of $371 million of foreign currency-denominated assets. This U.S. dollar equivalent by currency is as follows: $290 million in Euros; $65 million in British Pounds and $16 million in Canadian Dollars. All foreign currency forward contracts expire prior to June 30, 2010.
     We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty.
     As of March 31, 2009, we had interest rate swaps with an aggregate notional value of $595 million that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”). The interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable rate debt. A 1% change in interest rates on our existing debt of $861 million would result in an increase or decrease in interest expense of approximately $3 million in a given year, as we have hedged future interest payments on $595 million of our debt.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our beliefs and expectations regarding our restaurant ownership mix and the ability of our franchisees to fund the capital required to grow and maintain our system; our beliefs and expectations regarding our intention to focus on sales growth and profitability and expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development and expansion; our beliefs and expectations regarding franchise restaurants, including their growth potential and the factors that will result in financially stronger operators throughout our franchise base; our intention to continue to employ innovative marketing strategies and expand product offerings; our intention to focus on Company restaurant remodels and rebuilds; our ability to use proactive portfolio management to drive financial performance and development; our estimates regarding our liquidity, capital expenditures in fiscal 2009 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of our hedging contracts on our income statements during fiscal year 2009; our intention to increase shareholder value through the use of a portion of our excess cash to repurchase shares under our repurchase program; our expectations regarding unrecognized tax benefits; our estimate regarding the amount of valuation allowance on deferred tax assets for the fiscal year ending June 30, 2009; and our expectations regarding the impact of accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, higher unemployment rates, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer preferences;

•	Risks arising from the significant and rapid fluctuations that have been occurring in the currency exchange markets and the hedging decisions and positions that we take to hedge such volatility, including the risk that our revenues and income may be disproportionately affected as compared to some of our competitors;

•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our international growth strategy and risks related to our international operations;

•	Our ability to manage increases in our operating costs, including costs of food and paper products, rent expense, energy costs and labor costs, which can adversely affect our operating margins and financial results, particularly in an environment of declining sales or challenging macroeconomic conditions, if we choose not to pass, or cannot pass, these increased costs to our guests;
•	Our relationship with, and the success of, our franchisees;

•	Risks related to franchisee financial distress which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties, such as landlords;

•	Our continued ability, and the ability of our franchisees, to obtain suitable locations for new restaurant development;

•	The ability of our franchisees to obtain financing for new development, restaurant remodels and equipment initiatives on acceptable terms or at all given the current turmoil in the global credit markets;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to the renewal of franchise agreements by our franchisees;

•	The ability of franchisees who are experiencing losses from their other businesses to continue to make payments to us and invest in our brand;

•	Risks related to disruptions and catastrophic events, including disruption in the financial markets, war, terrorism and other international conflicts, public health issues, such as the H1N1 influenza outbreak, and natural disasters, and the impact of such events on our operating results;

•	Risks related to food safety, including foodborne illness and food tampering, and the safety of toys and other promotional items available in our restaurants;

•	Risks related to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply of necessary products to us;

•	Our ability to execute on our reimaging program in the U.S. and Canada to increase sales and profitability, and the short term impact of our reimaging program on revenues and operating margins due to temporary restaurant closures and accelerated depreciation of assets;

•	Our ability to identify and consummate successfully acquisition and development opportunities in new and existing markets;

•	Our ability to refinance or modify our bank debt or obtain additional financing to fund our future cash needs given the current lending environment;

•	Risks related to the impact of the global financial and credit crisis on the restaurant industry in general and on our business and results of operations, including the risk of interruptions in the supply chain due to the failure of any of our major suppliers or distributors or the inability of our major suppliers or distributors to obtain financing;

•	Risks related to the ability of counterparties to our secured credit facility, interest rate swaps and foreign currency forward contracts to fulfill their commitments and/or obligations due to disruptions in the global credit markets, including the bankruptcy or restructuring of certain financial institutions;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Our ability to continue to extend our hours of operations, at least in the U.S. and Canada, to capture a larger market of both the breakfast and late night dayparts;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Our ability to utilize foreign tax credits to offset our U.S. income taxes due to continuing losses in the U.K. and other factors and risks related to the impact of changes in statutory tax rates in foreign jurisdictions on our deferred taxes and effective tax rate;

•	Our ability to realize our expected tax benefits from the realignment of our European and Asian businesses;

•	Changes in demographic patterns of current restaurant locations;

•	Our ability to adequately protect our intellectual property;

•	Risks related to market conditions, including the market price and trading volume of our common stock, which would affect our ability to repurchase our stock;

•	Our ability to manage changing labor conditions in the U.S. if Congress passes the Employee Free Choice Act, which would establish a so called “card check” union organizing system in which a majority of employees sign a card in favor of union representation;

•	Our ability to manage changing labor conditions and difficulties in staffing our international operations;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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

Part II — Other Information
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“2008 10-K”), as supplemented by Item IA of Part II of our Quarterly Report on Form 10-Q for the three months ended September 30, 2008 (“2009 1st Quarter 10-Q”), includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in our 2008 10-K, as supplemented by our 2009 1st Quarter 10-Q. The information below updates, and should be read in conjunction with, the risk factors in our 2008 10-K and 2009 1st Quarter 10-Q. We encourage you to read these risk factors in their entirety.
     As previously disclosed in our 2008 10-K, our results can be adversely affected by disruptions or catastrophic events, including public health issues, whether occurring in the United States or abroad. Recent outbreaks of H1N1 influenza, also known as Swine flu, centered in Mexico, but affecting individuals in various countries outside of Mexico, have been reported and constitute a public health issue. The following risk factor updates the risk factor in our 2008 10-K with the caption “Our results can be adversely affected by disruptions or catastrophic events.”
     Consumer reactions to the recent outbreak of Swine Flu, also known as H1N1 influenza, and government measures implemented to contain the outbreak of H1N1 influenza may have an adverse affect on our business operations and financial results.
     On April 28, 2009, in response to the outbreak of H1N1 influenza in Mexico, Mexican government officials informed us that all 84 Burger King restaurants located in and around Mexico City, which includes 50 Company-owned restaurants and 34 franchise restaurants, would need to restrict their operations to only drive thru and take-out operations until further notice. We do not know at the current time how long these measures will remain in place or if additional restrictions resulting in further reduced operations or the ceasing of all restaurant operations in and around Mexico City will be imposed. Additionally, we do not know at the current time whether government authorities of any other cities or countries, within Mexico or elsewhere, will adopt similar measures restricting our restaurant operations. To the extent that business operations at our company restaurants, our franchise restaurants or our suppliers are restricted, we would expect our revenues and financial results to be adversely affected. Furthermore, even once these restrictions are lifted, consumer concerns regarding the H1N1 influenza may adversely affect consumer behavior regarding travel or eating outside the home, within Mexico or abroad, which could adversely affect our revenues and financial results.
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

BURGER KING HOLDINGS, INC. (Registrant)
Date: May 5, 2009	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial and accounting officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002