Form 10-K
period 2009-06-30
Burger King Holdings Inc
filed 2009-08-27
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2008 was $2.1 billion.

The number of shares outstanding of the Registrant’s Common Stock as of August 20, 2009 was 134,802,257.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from Registrant’s definitive proxy statement for the 2009 annual meeting of stockholders, which proxy will be filed no later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2009.

BURGER KING HOLDINGS, INC.

2009 FORM 10-K ANNUAL REPORT

Burger King®, Whopper®, Whopper Jr.®, Have It Your Way®, Burger King Bun Halves and Crescent Logo®, BK Burger Shots®, BK® Value Menu, BK® Breakfast Value Menu, BK® Fresh Apple Fries, BK® Stacker, BK Wrapper®, Hungry Jack’s®, Spicy Chick’N Crisp®, Tendercrisp®, Angry Whoppertm, BK Breakfast Shotstm, BK Fusiontm, BKtm Positive Steps, Come Como Reytm, King Dealstm, Long Chickentm, SteakhouseXTtm and Whoppertm Bar are trademarks of Burger King Corporation. References to fiscal 2009, fiscal 2008 and fiscal 2007 in this Form 10-K are to the fiscal years ended June 30, 2009, 2008 and 2007, respectively, and references to fiscal 2010 are to the fiscal year ending June 30, 2010. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.

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

All financial information within this document has been rounded to one place past the decimal point.

Part I

Item 1.	Business

Overview

Burger King Holdings, Inc. (“we” or the “Company”) is a Delaware corporation formed on July 23, 2002. Our restaurant system includes restaurants owned by the Company and by franchisees. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants and system-wide sales. As of June 30, 2009, we owned or franchised a total of 11,925 restaurants in 73 countries and U.S. territories, of which 1,429 restaurants were Company restaurants and 10,496 were owned by our franchisees. Of these restaurants, 7,233 or 61% were located in the United States and 4,692 or 39% were located in our international markets. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast food at affordable prices.

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

In 1967, Mr. McLamore and Mr. Edgerton sold BKC to Minneapolis-based The Pillsbury Company, taking it from a small privately-held franchised chain to a subsidiary of a large food conglomerate. The Pillsbury Company was purchased by Grand Metropolitan plc which, in turn, merged with Guinness plc to form Diageo plc, a British spirits company. In December 2002, BKC was acquired by private equity funds controlled by TPG Capital, Bain Capital Partners and the Goldman Sachs Funds, which we refer to as our “Sponsors.” In May 2006, we consummated our initial public offering. The private equity funds controlled by the Sponsors currently own approximately 32% of our outstanding common stock.

Our Industry

We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to The NPD Group, Inc., which prepares and disseminates CREST data, QSR sales have grown at an annual rate of 3% over the past 10 years, totaling approximately $231.4 billion for the 12-month period ended June 2009. According to The NPD Group, Inc., QSR sales are projected to increase at an annual rate of 3% between 2009 and 2014. However, we have recently experienced negative comparable sales growth and significant traffic declines in many of our major markets, primarily caused by adverse economic conditions, including higher unemployment, fewer customers eating out, and heavy discounting by other restaurant chains, and QSR sales and we may continue to be adversely impacted by the current recessionary environment or sharp increases in commodity or energy prices.

We believe the QSR segment is generally less vulnerable to economic downturns than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by customers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. During the current recession, however, QSR traffic in the United States decreased 2% for the quarter ended in June 2009, while visits to casual dining chains decreased 3% and family dining chains decreased 6% for the same period, according to The NPD Group, Inc. Overall U.S. restaurant traffic decreased 3% for the quarter ended in May 2009, its steepest drop in 28 years, as diners with children ate out less, according to The NPD Group, Inc.

According to The NPD Group, Inc., the FFHR category is the largest category in the QSR segment, generating sales of over $62.8 billion in the United States for the 12-month period ended June 30, 2009, representing 27% of total QSR sales. The FFHR category grew at an annual rate of 3% in terms of sales during the same period and, according to The NPD Group, Inc., is expected to increase at an average rate of 4% per year over the next five years. For the 12-month period ended June 30, 2009, Burger King accounted for approximately 14% of total FFHR sales in the United States.

Our Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

•	Distinctive brand with global platform. We believe that our Burger King and Whopper brands are two of the most widely-recognized consumer brands in the world. We have one of the largest restaurant networks in the world, with 11,925 restaurants operating in 73 countries and U.S. territories, of which 4,692 are located in our international markets. During fiscal 2009, our franchisees opened restaurants in two new international markets, the Czech Republic and Suriname, and re-entered Uruguay, a market in which we had no presence since August 2007. We believe that the demand for new international franchise restaurants is growing and that our global platform will allow us to leverage our established infrastructure to significantly increase our international restaurant count with limited incremental investment or expense.

•	Attractive business model. Approximately 90% of our restaurants are franchised, which is a higher percentage than that of our major competitors in the FFHR category. We believe that our franchise restaurants will generate a consistent, profitable royalty stream to us, with minimal ongoing capital expenditures or incremental expense by us. We also believe this will provide us with significant cash flow to reinvest in growing our brand and enhancing shareholder value. Although we believe that this restaurant ownership mix is beneficial to us, it also presents a number of drawbacks, such as our limited influence over franchisees and limited ability to facilitate changes in restaurant ownership.

•	Innovative marketing campaigns, creative advertising and strategic sponsorships. We utilize our successful marketing, advertising and sponsorships to drive sales and generate restaurant traffic. We were named “Advertiser of the Decade” by AdWeek in late 2008. During fiscal 2009, we launched innovative, creative and edgy advertising campaigns, such as our Whopper Sacrifice campaign in which we built an application in the social network Facebook to test if people love the Whopper sandwich more than their friends by offering a free Whopper sandwich to anyone who deleted ten of their Facebook friends. The campaign commanded the attention of consumers and media with 85 million media impressions and continues to be referenced as an example of a successful Facebook application from a brand perspective. We are also reaching out to a broad spectrum of restaurant guests with entertainment events, such as Star Trektm and SpongeBob SquarePantstm and sports initiatives, such as our partnership with Tony Stewart and NASCAR. Additionally, we reinforced our commitment to the nutrition portion of our BKtm Positive Steps program by launching BK® Fresh Apple Fries, which was named one of 2008’s Most Memorable New Product Launches by Launch PR.

•	Experienced management team. We have a seasoned management team with significant experience. John Chidsey, our Chairman and Chief Executive Officer, has extensive experience in managing franchised and branded businesses, including the Avis Rent-A-Car and Budget Rent-A-Car systems, Jackson Hewitt Tax Services and PepsiCo. Russell Klein, our President, Global Marketing, Strategy and Innovation, has

more than 30 years of retail and consumer marketing experience, including at 7-Eleven Inc. Ben Wells, our Chief Financial Officer, has over 30 years of finance experience, including at Compaq Computer Corporation and British Petroleum. In addition, other members of our management team have worked at Frito Lay, McDonald’s, Jack-in-the Box, PepsiCo, Pillsbury and Wendy’s. The core of our management team has been working together since 2004.

Our Business Strategy

We intend to grow and strengthen our competitive position through the continued focus on our strategic global growth pillars — marketing, products, operations and development — and the implementation of the following key elements of our business strategy:

•	Drive further sales growth: We remain focused on achieving our comparable sales and average restaurant sales potential. Essential components of this strategy are:

•	Enhancing the guest experience — our key guest satisfaction and operations metrics showed continued improvement in fiscal 2009 and we intend to further improve these metrics.

•	Expanding competitive hours of operation — we have implemented initiatives to reduce the gap between our hours of operation and those of our competitors, which we believe will increase comparable sales and average restaurant sales in U.S. restaurants. As of June 30, 2009, 200 Company restaurants in the United States were open 24 hours daily.

•	Increasing emphasis on our restaurant reimaging program — we believe that dedicating capital expenditures to our restaurant reimaging program in the United States and Canada will result in higher sales and traffic in these restaurants and yield strong cash on cash returns. We have reimaged a total of 71 restaurants to date and plan to reimage 53 restaurants during fiscal 2010.

•	Enhance restaurant profitability: We believe that opportunities exist to enhance restaurant profitability by better utilizing our fixed cost base and exploring ways to mitigate labor, commodity and energy costs. We are focused on leveraging our fixed cost structure by introducing higher margin products and creating efficiencies through improved speed of service and equipment, such as headsets which we believe will further improve speed of service. In the United States and Canada, the installation of the flexible batch broiler has reduced energy consumption in Company restaurants, and we expect to further enhance restaurant margins by utilizing our market based pricing model to achieve optimal pricing in our markets.

•	Employ innovative marketing strategies and offer superior value and quality: We intend to continue to employ innovative and creative marketing strategies to increase our restaurant traffic and comparable sales. We expect to utilize our barbell menu strategy of innovative indulgent products and value menu items to offer more choices to our guests and enhance the price/value proposition of our products. As part of this strategy, in fiscal 2009, we expanded our indulgent menu and launched limited time offers, including the Angry Whoppertm sandwich. At the other end of the barbell menu, we launched the value-priced two-pack BK Burger Shots® and BK Breakfast Shotstm in the U.S., the King Dealstm in Germany, the U.K. and Spain and the Come Como Reytm (Eat Like a King) every day value menu in Mexico. As a result of the continuing recessionary environment and negative traffic and sales trends we have experienced since March 2009, we plan to focus our efforts in fiscal 2010 on our brand equities of flame-broiled taste, quality and size at affordable prices to differentiate Burger King restaurants from our competitors. Finally, we continue to introduce new products to fill gaps in our breakfast, dessert and snack menu offerings. We intend to roll-out several new and limited time offer products during the remainder of fiscal 2010, including value focused products to promote our affordability message.

•	Expand our large international platform: We intend to leverage our substantial international infrastructure to expand our franchise network and restaurant base. Internationally, we are much smaller than our largest competitor, and, therefore, we believe we have significant growth opportunities. We have developed a detailed global development plan to accelerate growth over the next five years. We expect to focus our expansion plans on (1) markets where we already have an established presence but which have significant growth potential, such as Spain, Brazil and Turkey; (2) markets in which we have a small presence, but which we believe offer significant opportunities for development, such as Argentina, Colombia, China, Japan, Indonesia and Italy; and (3) financially attractive new markets in the Middle East, Eastern Europe and the Mediterranean region.

•	Accelerate our new restaurant development and expansion: The expansion of our restaurant network and an increase in the number of new restaurants are key components in our growth plan. We expect that most of our new restaurant growth will come from franchisees. Consequently, our development strategy focuses on ensuring that franchisees in each of our markets have the resources and incentives to grow. First, we have focused on providing our franchisees with a development process that we believe is streamlined, financially flexible and capital-efficient. As part of this strategy, we developed new, smaller restaurant designs that reduce the level of capital investment required, while also addressing a change in consumer preference from dine-in to drive-thru (62% of U.S. Company restaurant sales are currently made in the drive-thru). These smaller restaurant models reduce average building costs by approximately 20%. We have also developed the Whoppertm Bar, a small-scale, trendy version of our restaurant where guests can customize our signature burger with the choice of up to 22 different toppings. To date, the Whopper Bar has opened in Orlando, Florida and in Munich, Germany. We are also actively pursuing co-branding and site sharing programs to reduce initial investment expense and have begun testing a turn-key program that reduces the time and uncertainty associated with new builds. In addition, we have invested in joint ventures with franchisees to drive development in Taiwan and Northern China, and we expect to continue to use this strategy in the future to increase our presence globally.

•	Use proactive portfolio management to drive growth: We intend to use proactive portfolio management to drive growth and optimize our Company restaurant portfolio and franchisee participation in new and existing markets, while maintaining our 90/10 franchise to Company restaurant ownership mix. As part of this ongoing strategy, we will focus on (1) attracting new franchisees to acquire restaurants from existing franchisees; (2) leveraging our existing infrastructure through the acquisition of franchise restaurants in our current or targeted Company markets; and (3) selectively refranchising Company restaurants to provide new opportunities for existing and new franchisees, while maintaining our approximately 90/10 franchise to Company restaurant ownership mix. In April 2008, we completed a 56 restaurant acquisition in the Carolinas with Heartland Southeast and, in July 2008, we acquired 72 restaurants in Iowa and Nebraska from Simmonds Restaurant Management. In March 2009, we sold 19 Company restaurants in Iowa to a new franchisee, and in May 2009, we sold 20 Company restaurants in Canada to an existing franchisee. In addition, we closed under-performing restaurants in the United Kingdom (“U.K.”) and sold certain Company restaurants in Germany and Canada to our local franchisees.

Global Operations

We operate in three reportable segments: (i) the United States and Canada; (ii) Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and (iii) Latin America. Additional financial information about geographic segments is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Segment Reporting in Part II, Item 8 in Note 22 of this Form 10-K.

United States and Canada

Restaurant Operations

Our restaurants are limited-service restaurants of distinctive design and are generally located in high-traffic areas throughout the United States and Canada. As of June 30, 2009, 1,043 Company restaurants and 6,491 franchise restaurants were operating in the United States and Canada. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups.

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

Restaurants in the United States are required to be open until at least 2 a.m., Friday through Saturday, subject to certain exceptions, and to be open by at least 6 a.m., Monday through Saturday. Restaurants in the United States and Canada are required to be open until at least midnight on the remaining days of the week. We believe that reducing the gap between our operating hours and those of our competitors will be a key component in capturing a greater share of FFHR sales in the United States and Canada.

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

Restaurant Menu.  Our barbell menu strategy of expanding our high-margin indulgent products and our value products and our goal of expanding the dayparts that we serve are the core drivers of our product offerings. As a result of the continuing recessionary environment and negative traffic and sales trends we have experienced since March 2009, we plan to focus our efforts in fiscal 2010 on our brand equities of flame-broiled taste, quality and size at affordable prices to differentiate Burger King restaurants from our competitors. The basic menu of all of our restaurants consists of hamburgers, cheeseburgers, chicken and fish sandwiches, breakfast items, french fries, onion rings, salads, desserts, soft drinks, shakes, milk and coffee. However, as we expand our hours of operation we have introduced, and expect to continue to introduce new breakfast, dessert and snack menu offerings which will complement our core products. We will also continue to use limited time offers, such as the Angry Whopper sandwich we offered in fiscal 2009, to provide guests with innovative taste experiences.

Restaurant Design and Image.  Our restaurants consist of several different building types with various seating capacities. The traditional Burger King restaurant is free-standing, ranging in size from approximately 1,900 to 4,300 square feet, with seating capacity of 40 to 120 guests, drive-thru facilities and adjacent parking areas. Some restaurants are located in airports, shopping malls, toll road rest areas and educational and sports facilities. In fiscal 2005, we developed new, smaller restaurant designs that reduce the average building costs by approximately 20%. The seating capacity for these smaller restaurant designs is between 40 and 80 guests. We believe this seating capacity is adequate since approximately 62% of our U.S. Company restaurant sales are made at the drive-thru. We and our franchisees have opened 251 new smaller design restaurants in the United States and Canada through June 30, 2009. We have also developed the Whopper Bar, a small-scale, trendy version of our restaurant where guests can customize our signature burger with the choice of up to 22 different toppings. Our first Whopper Bar in the United States opened in March 2009 at Universal Citywalk Orlando® in Orlando, Florida.

In fiscal 2008, we began our reimaging initiative for our Company restaurants in the United States and Canada. This initiative includes the remodeling or scraping and rebuilding of Company restaurants where we believe a new modernized exterior and interior image can drive additional sales. During fiscal 2009, we reimaged a total of 39 Company restaurants, with 71 reimaged restaurants since the inception of the initiative.

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

Each franchisee wishing to develop a new restaurant is responsible for selecting a new site location and bears the risk if the new site does not meet the franchisee’s investment expectations. However, we work closely with our franchisees to assist them in selecting sites. Each restaurant site selected is required to be within an identified trade area and our development committee reviews all selections, provides input based on the same factors that it uses to select Company restaurants, and grants final approval.

We increased our restaurant count in the United States and Canada by 22 restaurants during fiscal 2009. We have instituted several initiatives to accelerate restaurant development in the United States, including reduced upfront franchise fees, process simplifications and turnkey development assistance programs, which reduce the time and uncertainty associated with opening new restaurants.

Company Restaurants

As of June 30, 2009, we owned and operated 1,043 Company restaurants in the United States and Canada, representing 14% of total United States and Canada system-wide restaurants. We own the properties for 357 of our Company restaurants and we lease the remaining 686 properties from third-party landlords. Our Company restaurants in the United States and Canada generated $1.3 billion in revenues in fiscal 2009, or 76% of our total United States and Canada revenues and 53% of our total worldwide revenues. We use our Company restaurants to test new products and initiatives before rolling them out to the wider Burger King system.

The following table details the top ten locations of our Company restaurants in the United States and Canada as of June 30, 2009:

			% of Total U.S. and
		Company Restaurant	Canada Company
Rank	State/Province	Count	Restaurants

1	Florida	251	24%
2	North Carolina	111	11%
3	Indiana	70	7%
4	Ontario	57	5%
5	Georgia	55	5%
6	Virginia	50	5%
7	South Carolina	49	5%
8	Massachusetts	44	4%
9	Nebraska	42	4%
10	Ohio	40	4%

Franchise Operations

General.  We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management.

Our growth and success have been built, in significant part, upon our substantial franchise operations. We franchised our first restaurant in 1961, and as of June 30, 2009, there were 6,491 franchise restaurants, owned by 767 franchise operators, in the United States and Canada. Franchisees report gross sales on a monthly basis and pay royalties based on reported sales. Franchise restaurants in the United States and Canada generated revenues of $323.1 million in fiscal 2009, or 60% of our total worldwide franchise revenues. The five largest franchisees in the United States and Canada in terms of restaurant count represented in the aggregate approximately 17% of our franchise restaurants in this segment as of June 30, 2009.

The following table details the top ten locations of our franchisees’ restaurants in the United States and Canada as of June 30, 2009:

			% of Total U.S. and
		Franchise	Canada Franchise
Rank	State/Province	Restaurant Count	Restaurants

1	California	669	10%
2	Texas	430	7%
3	Michigan	333	5%
4	New York	316	5%
5	Ohio	310	5%
6	Illinois	304	5%
7	Florida	295	5%
8	Pennsylvania	236	4%
9	Georgia	204	3%
10	New Jersey	186	3%

The following is a list of the five largest franchisees in terms of restaurant count in the United States and Canada as of June 30, 2009:

		Restaurant
Rank	Name	Count	Location

1	Carrols Corporation	314	Northeast and Midwest
2	Strategic Restaurants Acquisition Company, LLC	267	California, Midwest and Southeast
3	Heartland Food Corp.	258	Midwest and Canada
4	Army Air Force Exchange Services	128	Across the United States
5	Bravokilo, Inc./Bravo Grande, Inc.	118	Midwest

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

Recurring fees consist of monthly royalty and advertising payments. Franchisees in the United States and Canada are generally required to pay us an advertising contribution equal to a percentage of gross sales, typically 4.0%, on a monthly basis. In addition, most existing franchise restaurants in the United States and Canada pay a royalty of 3.5% and 4.0% of gross sales, respectively, on a monthly basis. As of July 1, 2000, a new royalty rate structure became effective in the United States for most new franchise agreements, including both new restaurants and renewals of franchises, but limited exceptions were made for agreements that were grandfathered under the old fee structure or entered into pursuant to certain early renewal incentive programs. In general, new franchise restaurants opened and franchise agreements renewed in the United States after June 30, 2003 will generate royalties at the rate of 4.5% of gross sales for the full franchise term. As a result, the average royalty rate in the United States was 3.9% as of June 30, 2009.

Franchise agreements are not assignable without our consent, and we have a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with the terms of the Manual of Operating Data) can lead to termination of the franchise agreement. We can control the growth of our franchisees because we have the right to approve any restaurant acquisition or new restaurant opening. These transactions must meet our minimum approval criteria to ensure that franchisees are adequately capitalized and that they satisfy certain other requirements.

Property Operations

Our property operations consist of restaurants where we lease the land and often the building to the franchisee. Our real estate operations in the United States and Canada generated $88.1 million of our property revenues in fiscal 2009, or 78% of our total worldwide property revenues.

For properties that we lease from third-party landlords and sublease to franchisees, leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. As of June 30, 2009, we leased or subleased to franchisees in the United States and Canada 941 properties, of which we own 441 properties and lease either the land or the land and building from third-party landlords on the remaining 500 properties.

Europe, the Middle East and Africa/Asia Pacific (EMEA/APAC)

Restaurant Operations

EMEA.  EMEA is the second largest geographic area in the Burger King system behind the United States, as measured by number of restaurants. As of June 30, 2009, EMEA had 2,580 restaurants in 31 countries and territories, including 278 Company restaurants located in Germany, the U.K., Spain, The Netherlands and Italy. Germany is the largest market in EMEA with 668 restaurants as of June 30, 2009.

APAC.  As of June 30, 2009, APAC had 733 restaurants in 13 countries and territories, including China, Malaysia, Thailand, Australia, Philippines, Singapore, New Zealand, South Korea, Indonesia, and Japan. All of the restaurants in the region are franchised other than our 16 Company restaurants in China and one Company restaurant in Singapore. Australia is the largest market in APAC, with 327 restaurants as of June 30, 2009, all of which are franchised and operated under Hungry Jack’s®, a brand that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King. We believe there is significant potential for growth in APAC, particularly in our existing markets of China, Japan, Taiwan, Hong Kong and Malaysia and in new markets such as Indonesia.

Our restaurants located in EMEA/APAC generally adhere to the standardized operating procedures and requirements followed by U.S. restaurants. However, regional and country-specific market conditions often require some variation in our standards and procedures. Some of the major differences between our United States and Canada and EMEA/APAC operations are discussed below.

Management Structure.  Our EMEA headquarters are located in Zug, Switzerland and our APAC headquarters are located in Singapore. In addition, we operate restaurant support centers located in Madrid, London, Munich, Istanbul, Rotterdam and Gothenburg (for EMEA), Singapore and Shanghai (for APAC). These centers are staffed by teams who support both franchised operations and Company restaurants.

Menu and Restaurant Design.  Restaurants must offer certain global Burger King menu items. In many countries, special products developed to satisfy local tastes and respond to competitive conditions are also offered. Many restaurants are located in smaller, attached buildings without a drive-thru or in food courts, rather than free-standing buildings. In addition, the design, facility size and color scheme of the restaurant building may vary from country to country due to local requirements and preferences. We and our franchisees have opened 125 new restaurants with the smaller building designs in EMEA/APAC through June 30, 2009. In addition, during fiscal 2009 we opened our first Whopper Bar in EMEA in Munich, Germany.

New Restaurant Development.  Unlike the United States and Canada, where all new development must be approved by the development committee, our market planning and site selection process in EMEA/APAC is managed by our regional teams, who are knowledgeable about the local market. In several of our markets, there is typically a single franchisee that owns and operates all of the restaurants within a country. We have identified opportunities for extending the reach of the Burger King brand in most of our existing markets in EMEA and APAC. Over the past two years our franchisees opened restaurants in three new markets in EMEA/APAC: Romania, Bulgaria and the Czech Republic. We are also considering the possibility of entering into additional EMEA/APAC markets, including countries in Eastern Europe, the Mediterranean and the Middle East, and we are in the process of identifying prospective new franchisees for these markets.

Company Restaurants

As of June 30, 2009, 278 (or 11%) of the restaurants in EMEA were Company restaurants. As of June 30, 2009, there were 16 Company restaurants in APAC, all of which were located in China. In July 2009, we opened our first Company restaurant in Singapore.

The following table details Company restaurant locations in EMEA as of June 30, 2009:

		Company
		Restaurant	% of Total EMEA
Rank	Country	Count	Company Restaurants

1	Germany	145	52%
2	United Kingdom	64	23%
3	Spain	45	16%
4	Netherlands	22	8%
5	Italy	2	1%

	Total	278	100%

Franchise Operations

As of June 30, 2009, 3,019 or 91% of our restaurants in EMEA/APAC were franchised. Some of our international markets, including Hungary, Portugal, South Korea and the Philippines, are operated by a single franchisee. Other markets, such as the U.K., Germany and Spain, have multiple franchisees. In general, we enter into a franchise agreement for each restaurant. International franchise agreements generally contemplate a one-time franchise fee of $50,000 per restaurant, with monthly royalties and advertising contributions each of up to 5% of gross sales.

We have granted master franchises in Australia and Turkey, where the franchisees are allowed to sub-franchise restaurants within their particular territory. Additionally, in New Zealand and certain Middle East and Persian Gulf countries, we have entered into arrangements with franchisees under which they have agreed to nominate third party franchisees to develop and operate restaurants within their respective territories under franchise agreements with us. As part of these arrangements, the franchisees have agreed to provide certain support services to third party franchisees on our behalf, and we have agreed to share the franchise fees and, in some cases, royalties paid by such third party franchisees. We have also entered into exclusive development agreements with franchisees in a number of countries throughout EMEA/APAC, including, most recently, certain provinces of China. These exclusive development agreements generally grant the franchisee exclusive rights to develop restaurants in a particular geographic area and contain growth clauses requiring franchisees to open a minimum number of restaurants within a specified period.

The following is a list of the five largest franchisees in terms of restaurant count in EMEA/APAC as of June 30, 2009:

Rank	Name	Restaurant Count	Location

1	Hungry Jack’s Pty Ltd.	284	Australia
2	Tab Gida	247	Turkey
3	Olayan Food Service Company	109	Saudi Arabia /UAE/Egypt
4	System Restaurant Service	99	Korea
5	Al-Homaizi Foodstuff Company	89	United Kingdom/Middle East

Property Operations

Our property operations in EMEA primarily consist of franchise restaurant sites located in the U.K., Germany and Spain, which we lease or sublease to franchisees. We have no franchisee-operated properties in APAC. Of the 97 properties in EMEA that we lease or sublease to franchisees, we own three properties and lease the land and building from third party landlords on the remaining 94 properties. Our EMEA property operations generated $25.4 million of our revenues in fiscal 2009, or 22% of our total worldwide property revenues.

Lease terms on properties that we lease or sublease to our EMEA franchisees vary from country to country. These leases generally provide for 25-year terms, depending on the term of the related franchise agreement. We lease most of our properties from third party landlords and sublease them to franchisees. These leases generally provide for fixed rental payments based on our underlying rent plus a small markup. In general, franchisees are obligated to pay for all costs and expenses associated with the restaurant property, including property taxes, repairs and maintenance and insurance. In the U.K., many of our leases for our restaurant properties are subject to rent reviews every five years, which may result in rent adjustments to reflect current market rents.

Latin America

As of June 30, 2009, we had 1,078 restaurants in 27 countries and territories in Latin America. There were 92 Company restaurants in Latin America, all located in Mexico, and 986 franchise restaurants in the segment as of June 30, 2009. We are the leader in 14 of the 27 countries and territories in which the Burger King system operates in Latin America, including Mexico and Puerto Rico, in terms of number of restaurants. Mexico is the largest market in this segment, with a total of 413 restaurants as of June 30, 2009, or 38% of the region. Our restaurants in Mexico have consistently been among the Company restaurants with the highest margins worldwide due to a favorable real estate and labor environment. In fiscal 2009, we opened 28 new restaurants in Mexico, of which nine were Company restaurants and 19 were franchise restaurants. Additionally, we entered the country of Suriname and re-opened restaurants in Uruguay during the same period.

The following is a list of the five largest franchisees in terms of restaurant count in Latin America as of June 30, 2009:

Rank	Name	Restaurant Count	Location

1	Alsea and Affiliates	188	Mexico/Argentina/Chile/Colombia
2	Caribbean Restaurants, Inc.	175	Puerto Rico
3	Geboy de Tijuana, S.A. de C.V.	64	Mexico
4	Operadora Exe S.A. de C.V.	47	Mexico
5	B & A S.A.	41	Guatemala

Advertising and Promotion

We believe sales in the QSR segment can be significantly affected by the frequency and quality of advertising and promotional programs. We believe that three of our major competitive advantages are our strong brand equity, market position and our global franchise network which allow us to drive sales through extensive advertising and promotional programs.

Franchisees must make monthly contributions, generally 4% to 5% of gross sales, to our advertising funds, and we contribute on the same basis for Company restaurants. Advertising contributions are used to pay for all expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions and other support functions. In international markets where there is no Company restaurant presence, franchisees typically manage their own advertising expenditures, and these amounts are not included in the advertising fund. However, as part of our global marketing strategy, we provide these franchisees with support and guidance in order to deliver a consistent global brand message.

In the United States and in those other countries where we have Company restaurants, we coordinate the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions, among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchisee Association, Inc. In addition, U.S. franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area (DMA) level by making contributions beyond those required for participation in the national advertising fund. Approximately 72% of DMAs in the United States participated in local advertising campaigns during fiscal 2009. This allows local markets to execute customized advertising and promotions to deliver market specific tactics. We believe that increasing the level of local advertising makes us more competitive in the FFHR category.

Our current global marketing strategy is based upon marketing campaigns and menu options that focus on the brand equities that we believe give us a distinct competitive advantage — flame-broiled taste, quality and size at affordable prices. We believe that the current competitive landscape and global recession have made customers more value-conscious, and we must respond to new market conditions and our customers’ demand for superior value for the money and quality. Our global strategy is focused on our core consumer, the SuperFan, our Have It Your Way brand promise, our core menu items, such as flame-broiled hamburgers, french fries and soft drinks, the delivery of value in conjunction with the development of innovative products and the consistent communication of our brand. We concentrate our marketing on television advertising, which we believe is the most effective way to reach our target customer, the SuperFan. SuperFans are consumers who reported eating at a fast food hamburger outlet nine or more times in the past month. We also use radio and Internet advertising and other marketing tools on a more limited basis.

Supply and Distribution

We establish the standards and specifications for most of the goods used in the development and operation of our restaurants and for the direct and indirect sources of supply of most of those items. These requirements help us assure the quality and consistency of the food products sold at our restaurants and protect and enhance the image of the Burger King system and the Burger King brand.

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

Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1992 to leverage the purchasing power of the Burger King system in the United States. RSI is the purchasing agent for the Burger King system in the United States and negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products such as promotional toys and paper products used in our restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the Company restaurants and franchisees who appoint RSI as their agent for these purposes. As of June 30, 2009, RSI was appointed the distribution manager for approximately 94% of the restaurants in the United States. A subsidiary of RSI also purchases food and paper products for our Company and franchise restaurants in Canada under a contract with us. As of June 30, 2009, four distributors service approximately 85% of the U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

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

In fiscal 2000, we entered into long-term exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply Company restaurants and franchise restaurants with their products, which obligate Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2009, we estimate that it will take approximately 13 years to complete the Coca-Cola and Dr Pepper purchase commitments. If these agreements were terminated, we would be obligated to pay significant termination fees and certain other costs, including in the case of the contract with Coca-Cola, the unamortized portion of the cost of installation and the entire cost of refurbishing and removing the equipment owned by Coca-Cola and installed in Company restaurants in the three years prior to the termination.

Research and Development

Company restaurants play a key role in the development of new products and initiatives because we can use them to test and perfect new products, equipment and programs before introducing them to franchisees, which we believe gives us credibility with our franchisees in launching new initiatives. This strategy also allows us to keep research and development costs down and simultaneously facilitates the ability to sell new products and to launch initiatives both internally to franchisees and externally to guests.

We operate research and development facilities or “test kitchens” at our headquarters in Miami and at certain other regional locations. In addition, certain vendors have granted us access to their facilities in the U.K. and China to test new products. Independent suppliers also conduct research and development activities for the benefit of the Burger King system. We believe new product development is critical to our long-term success and is a significant factor behind our comparable sales growth. Product innovation begins with an intensive research and development process that analyzes each potential new menu item, including market tests to gauge consumer taste preferences, and includes an ongoing analysis of the economics of food cost, margin and final price point.

We have developed a flexible batch broiler that is significantly smaller, less expensive and easier to maintain than the previous broiler used in our restaurants. We have installed the flexible batch broiler in all of our Company restaurants in the United States and Canada. Franchisees in the United States and Canada are required to install the new broilers in their restaurants by January 2010 and, as of June 30, 2009, new broilers were ordered or installed in 79% of the restaurants in the U.S. and Canada and in 55% of the system worldwide. We intend to launch the Steakhouse XTtm or the extra thick burger prepared on the flexible broiler in the U.S. on a national basis in February 2010. We have filed patent applications to protect our worldwide rights with respect to the flexible batch broiler technology. We have licensed one of our equipment vendors on an exclusive basis to manufacture and supply the flexible batch broiler to the Burger King system throughout the world.

Management Information Systems

Franchisees typically use a point of sale, or POS, cash register system to record all sales transactions at the restaurant. We have not historically required franchisees to use a particular brand or model of hardware or software components for their restaurant system. However, we have established specifications to reduce costs, improve service and allow better data analysis and starting in January 2006 have approved three global POS vendors and one regional vendor for each of our three segments to sell these systems to our franchisees. Currently, franchisees report summary sales data manually, and we do not have the ability to verify sales data electronically by accessing their POS cash register systems. We have the right under our franchise agreement to audit franchisees to verify sales information provided to us. The new POS system will make it possible for franchisees to submit their sales and transaction level details to us in near-real-time in a common format, allowing us to maintain one common database of sales information and to make better marketing and pricing decisions. Franchisees are required to replace legacy POS systems with the approved POS system over the next few years, depending on the age of the legacy system. All U.S. franchisees must have the new POS systems in their restaurants by no later than January 1, 2014.

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

The Clean & Safe certification is administered by the Company and an independent outside vendor. The purpose of the certification is to bring heightened awareness of food safety, and includes immediate follow-up procedures to take any action needed to protect the safety of our customers. We measure our Hot & Fresh and

Friendly & Fast operations platforms principally through Guest TracSM, a rating system based on survey data submitted by our customers.

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

Intellectual Property

As of June 30, 2009, we owned approximately 2,980 trademark and service mark registrations and applications and approximately 1,040 domain name registrations around the world, some of which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. Additionally, we own certain patents relating to equipment used in our restaurants and provide proprietary product and labor management software to our franchisees. Patents are of varying duration.

Competition

We operate in the FFHR category of the QSR segment within the broader restaurant industry. Our two main domestic competitors in the FFHR category are McDonald’s Corporation, or McDonald’s, and Wendy’s/Arby’s Group, Inc., or Wendy’s. To a lesser degree, we compete against national food service businesses offering alternative menus, such as Subway, Yum! Brands, Inc.’s Taco Bell, Pizza Hut and Kentucky Fried Chicken, casual restaurant chains, such as Applebee’s, Chili’s, Ruby Tuesday’s and “fast casual” restaurant chains, such as Panera Bread, as well as convenience stores and grocery stores that offer menu items comparable to that of Burger King restaurants. We compete on the basis of product choice, quality, affordability, service and location.

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

In the United States, we are subject to the rules and regulations of the Federal Trade Commission, or the FTC, and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish to certain prospective franchisees a franchise disclosure document containing prescribed information. A number of states, in which we are currently franchising, regulate the sale of franchises and require registration of the franchise disclosure document with state authorities and the delivery of a franchise disclosure document to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. Substantive state laws that regulate the franchisor/franchisee relationship presently exist in a substantial number of states. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

Company restaurant operations and our relationships with franchisees are subject to federal and state antitrust laws. Company restaurant operations are also subject to federal and state laws governing such matters as consumer protection, privacy, wages, union organizing, working conditions, work authorization requirements, health insurance and overtime. Some states have set minimum wage requirements higher than the federal level. Congress is considering the enactment of the Employee Free Choice Act, which would eliminate secret ballots for union elections, require shorter union campaigns and faster elections as well as binding arbitration if the parties are unable to agree upon the terms of the collective bargaining contract. Congress is also considering health care legislation that would require employers to provide and contribute to health care coverage for their workers or pay a new tax equal to 8% of payroll. If these bills are enacted into law, our operating results and the operating results of our franchisees could be impacted significantly.

In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States, the U.K. and Spain. Certain counties, states and municipalities, such as California, New York City, and King County, Washington, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards. Additional cities or states may propose to adopt menu labeling regulations.

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

Internationally, our Company and franchise restaurants are subject to national and local laws and regulations, which are generally similar to those affecting our U.S. restaurants, including laws and regulations concerning franchises, labor, health, privacy, sanitation and safety. For example, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. The federal public attorney in Sao Paulo, Brazil has filed a civil lawsuit against Burger King and other fast food restaurant companies to prohibit promotional sales of toys in our restaurants in Brazil. We have signed the EU Pledge, which is a voluntary commitment to the European Commission to change our advertising to children under the age of 12 in the European Union. Our international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

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

Customers

Our business is not dependent upon a single customer or a small group of customers, including franchisees. No franchisees or customers accounted for more than 10% of total consolidated revenues in fiscal 2009.

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

Our Employees

As of June 30, 2009, we had approximately 41,320 employees in our Company restaurants, our field management offices and our global headquarters. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees to be good.

Financial Information about Business Segments and Geographic Areas

Financial information about our significant geographic areas (United States & Canada, EMEA/APAC and Latin America) is incorporated herein by reference from Selected Financial Data in Part II, Item 6; Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7; and in Financial Statements and Supplementary Data in Part II, Item 8 of this Form 10-K.

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

Our Corporate Governance Guidelines, our Code of Business Ethics and Conduct, our Code of Ethics for Executive Officers, our Code of Conduct for Directors and our Code of Business Ethics and Conduct for Vendors are also located within the Investor Relations section of our website. Amendments to these documents or waivers related to our codes of conduct will be made available on our website as soon as reasonably practicable after the effective date of the changes. These documents, as well as our SEC filings and copies of financial and other information, are available in print free of charge to any shareholder who requests a copy from our Investor Relations Department. Requests to Investor Relations may also be made by calling (305) 378-7696, or by sending the request to Investor Relations, Burger King Holdings, Inc., 5505 Blue Lagoon Drive, Miami, FL 33126.

The Company’s Chairman and Chief Executive Officer, John W. Chidsey, certified to the New York Stock Exchange (NYSE) on December 27, 2008, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Executive Officers of the Registrant

Name	Age	Position

John W. Chidsey	47	Chairman and Chief Executive Officer
Russell B. Klein	52	President, Global Marketing, Strategy and Innovation
Ben K. Wells	56	Chief Financial Officer
Julio A. Ramirez	55	EVP, Global Operations
Peter C. Smith	53	Chief Human Resources Officer
Anne Chwat	50	General Counsel, Chief Ethics and Compliance Officer and Secretary
Charles M. Fallon, Jr.	46	President, North America
Peter Robinson	61	President, EMEA (through October 1, 2009)
Kevin Higgins	46	President, EMEA (beginning August 17, 2009)

John W. Chidsey has served as our Chief Executive Officer and a member of our board since April 2006 and as Chairman of the Board since July 1, 2009. From September 2005 until April 2006, he was our President and Chief Financial Officer and from June 2004 until September 2005, he was our President, North America. Mr. Chidsey joined us as Executive Vice President, Chief Administrative and Financial Officer in March 2004 and held that position until June 2004. From January 1996 to March 2003, Mr. Chidsey served in numerous positions at Cendant Corporation, most recently as Chief Executive Officer of the Vehicle Services Division and the Financial Services Division.

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

Julio A. Ramirez has served as our Executive Vice President, Global Operations since September 2008. Mr. Ramirez has worked for Burger King Corporation for 25 years. From January 2002 to September 2008, Mr. Ramirez served as our President, Latin America. During his tenure, Mr. Ramirez has held several positions, including Senior Vice President of U.S. Franchise Operations and Development from February 2000 to December 2001 and President, Latin America from 1997 to 2000.

Peter C. Smith has served as our Chief Human Resources Officer since December 2003. From September 1998 to November 2003, Mr. Smith served as Senior Vice President of Human Resources at AutoNation.

Anne Chwat has served as our General Counsel, Chief Ethics and Compliance Officer and Secretary since September 2004. In June 2008, Ms. Chwat also began serving as a board member and President of the Have It your Way® Foundation, the charitable arm of the Burger King system. From September 2000 to September 2004, Ms. Chwat served in various positions at BMG Music (now SonyBMG Music Entertainment), including as Senior Vice President, General Counsel and Chief Ethics and Compliance Officer.

Charles M. Fallon, Jr. has served as our President, North America since June 2006. From November 2002 to June 2006, Mr. Fallon served as Executive Vice President of Revenue Generation for Cendant Car Rental Group, Inc. Mr. Fallon served in various positions with Cendant Corporation, including Executive Vice President of Sales for Avis Rent-A-Car, from August 2001 to October 2002.

Peter Robinson has served as our President, EMEA since October 2006. From 2003 through 2006, Mr. Robinson served as Senior Vice President and President, Pillsbury USA Division. Mr. Robinson will be leaving the Company on October 1, 2009.

Kevin Higgins has served as our President, EMEA since August 2009. From April 2004 through February 2009, he served as General Manager, Yum! Brands Europe and Russia Franchise Business Unit. From November 1, 2001 through April 2004, Mr. Higgins served as Director of Development and Franchise Recruitment for Yum! Brands Europe.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our intent to focus on sales growth and profitability; our ability to drive sales growth by enhancing the guest experience and expanding competitive hours of operation; our intent to expand our international platform and accelerate new restaurant development; our beliefs and expectations regarding system-wide average restaurant sales; our beliefs and expectations regarding franchise restaurants, including their growth potential and our expectations regarding franchisee distress; our expectations regarding opportunities to enhance restaurant profitability and effectively manage margin pressures; our intention to continue to employ innovative and creative marketing strategies and offer superior value and quality, including the launching of new and limited time offer products; our intention to focus on our restaurant reimaging program; our ability to use proactive portfolio management to drive financial performance and development; our exploration of initiatives to reduce the initial investment expense, time and uncertainty of new builds; our ability to manage fluctuations in foreign currency exchange and interest rates; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our expectations regarding increasing net restaurant count; our estimates regarding the fulfillment of certain volume purchase commitments; our beliefs regarding the effects of the realignment of our European and Asian businesses; our expectations regarding the impact of accounting pronouncements; our intention to renew hedging contracts; our expectations regarding unrecognized tax benefits; and our continued efforts to leverage our global purchasing power. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.

Our success depends on our ability to compete with our major competitors.

The restaurant industry is intensely competitive and we compete in the United States and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators to well-capitalized national and international restaurant companies. McDonald’s and Wendy’s are our principal competitors. As our competitors expand their operations, including through acquisitions or otherwise, we expect competition to intensify. We also compete against regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. Some of our competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing, marketing and the quick service restaurant segment in general better than we can. We have recently experienced negative sales and traffic trends due in part to heavy discounting by other restaurant chains in the United States and other major markets. The failure to reverse these trends or intensification of these trends will continue to negatively impact our operating results and the operating results of our franchisees.

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

Finally, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time. Our ability to compete will depend on the success of our plans to improve existing products and to roll-out new products and product line extensions, our ability to manage the complexity of our restaurant operations as well as the impact of our competitors’ actions. To the extent that one of our existing or future competitors offers items that are better priced or more appealing to consumer tastes or a competitor increases the number of restaurants it operates in one of our key markets or offers financial incentives to personnel, franchisees or prospective sellers of real estate in excess of what we offer, or a competitor has more effective advertising and marketing programs than we do, it could have a material adverse effect on our financial condition and results of operations. We also compete with other restaurant chains and other retail businesses for quality site locations and hourly employees.

Economic conditions are adversely affecting consumer discretionary spending and may continue to negatively impact our business and operating results.

The restaurant industry is dependent upon consumer discretionary spending, which is influenced by general economic conditions, consumer confidence and the availability of discretionary income. A protracted economic slowdown, increased unemployment, decreased salaries and wage rates, increased energy prices, inflation, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior and decrease consumer spending for restaurant dining occasions. The current recession has reduced consumer confidence and impacted the public’s ability and desire to spend discretionary dollars, resulting in lower levels of guest traffic in our restaurants and a reduction in the average amount guests spend in our restaurants, resulting in a decline in our sales and profitability. Unemployment levels in the United States are at a 25-year high and the unemployment rate for our SuperFan customers was 12% in July 2009. These factors have also reduced gross sales at franchise restaurants, resulting in lower royalty payments from franchisees, and could reduce profitability of franchise restaurants, potentially impacting the ability of franchisees to make royalty payments as they become due. Unfavorable changes in the factors described above could increase our costs, further reduce traffic in some or all of our restaurants and the average amount guests spend in our restaurants or impose practical limits on pricing, any of which would result in spreading our fixed costs across a lower level of sales, which would, in turn, lower our profit margins and have a material adverse effect on our financial condition and results of operations.

If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operations could be materially affected, including by constraining our flexibility in managing and operating our business, leading us to implement promotional or other price discounting actions, requiring us to incur non-cash impairment or other charges, causing us to reduce the number and/or frequency of new restaurant openings, causing us to close or sell Company restaurants, and slowing our Company restaurant reimaging program. Future recessionary effects on the Company are unknown at this time and could have a material adverse effect on our financial position and results of operations, including adversely affecting our ability to comply with covenants under our senior secured credit facility, the ability of lenders to honor our senior secured credit facility under certain circumstances and our ability to raise additional capital, if needed. There can be no assurance that the U.S. government’s plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit or result in lower unemployment.

Our business is affected by changes in consumer preferences and perceptions.

The restaurant industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid our products in favor of alternative food options, our business could suffer. In addition, negative publicity about our products could materially harm our business, results of operations and financial condition. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on the growing consumer preference for food products that are and/or are perceived to be healthful, nutritious, and low in calories, sodium and fat content. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits.

Our business is subject to fluctuations in foreign currency exchange and interest rates.

Our international operations are impacted by fluctuations in currency exchange rates. In countries outside of the United States where we operate Company restaurants, we generally generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. In many countries where we do not have Company restaurants, our franchisees pay royalties to us in currencies other than the local currency in which they operate. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in currency exchange rates. In fiscal 2009, income from operations would have decreased or increased $12.3 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar.

Fluctuations in interest rates may also affect our business. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of our forecasted interest payments. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt. We do not attempt to hedge all of our debt and, as a result, may incur higher interest costs for portions of our debt which are not hedged. In addition, we enter into forward contracts to reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets. We are also exposed to losses in the event of nonperformance by counterparties on these instruments.

Increases in commodity or other operating costs could harm our profitability and operating results.

We and our franchisees purchase large quantities of food and supplies which may be subject to substantial price fluctuations. The cost of the food and supplies we use depends on a variety of factors, many of which are not predictable or within our control. Fluctuations in weather, global supply and demand and the value of the U.S. dollar, commodity market conditions, government tax incentives, the imposition of trade barriers, such as tariffs, export subsidies and import taxes, and other factors could adversely affect the cost, availability and quality of some of our critical products and raw ingredients, including beef and chicken. In addition, in Canada, Mexico and the U.K., our suppliers purchase goods in currencies other than the local currency in which they operate and pass all or a portion of the currency exchange impact on to us. Increases in commodity prices could result in higher restaurant operating costs, and the highly competitive nature of our industry may limit our ability to pass increased costs on to our guests. Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Moreover, to the extent that we increase the prices for our products, our guests may reduce the number of visits to our restaurants or purchase less expensive menu items, which would have a material adverse effect on our business, results of operations and financial condition.

We purchase large quantities of beef and chicken in the United States, which represent approximately 20% and 11% of our food costs, respectively. The market for beef and chicken is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle and chicken feed), industry demand, international commodity markets and other factors. Demand for corn for use in ethanol, the primary alternative fuel in the United States, can significantly reduce the supply of corn for cattle and chicken feed, and in the past this has resulted in higher beef and chicken prices and could do so again in the future. We do not utilize commodity option or future contracts to hedge commodity prices for beef and do not have long-term pricing arrangements. As a result, we purchase beef and many other commodities at market prices, which fluctuate on a daily basis. We are currently under fixed price contracts with most of our chicken suppliers which expire in December 2009. If the price of beef, chicken or other food products that we use in our restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease.

Increases in energy costs for our Company restaurants, principally electricity for lighting restaurants and natural gas for our broilers, could adversely affect our operating margins and our financial results if we choose not to pass, or cannot pass, these increased costs on to our guests. Although we have locked in natural gas prices for our U.S. Company restaurants, we will not achieve any cost savings if the price of natural gas falls below the contract price. In addition, our distributors purchase gasoline needed to transport food and other supplies to us. Any significant increases in energy costs could result in the imposition of fuel surcharges by our distributors that could adversely affect our operating margins and financial results if we chose not to pass, or cannot pass, these increased costs on to our guests.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability to continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to sustain high service levels, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages which could result in higher labor costs. In addition, increases in the minimum wage or labor regulations could increase our labor costs. For example, the European markets have seen increased minimum wages due to a higher level of regulation and the U.S. Congress increased the national minimum wage to $7.25. In addition, many states have adopted, and others are considering adopting, minimum wage statutes that exceed the federal minimum wage. We may be unable to increase our prices in order to pass these increased labor costs on to our guests, in which case our and our franchisees’ margins would be negatively affected.

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

We believe that the current competitive landscape and global recession have made our customers more value-conscious, and that we must respond to new market conditions and consumers’ demand for superior value for the money and quality. We plan to focus our efforts in fiscal 2010 on our brand equities of flame-broiled taste, quality and size at affordable prices to differentiate Burger King from our competitors. Our challenge is to achieve an overall product mix that balances consumer value with margin expansion, including in markets where cost or pricing pressures may be significant. If we are unable to successfully execute this strategy, our operating margins and financial results could be adversely affected.

The support of our franchisees is critical for the success of our marketing programs and any new capital intensive or other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. In the United States, we typically poll our franchisees before introducing any nationally- or locally-advertised price or discount promotion to gauge the level of support for the campaign. We may decide not to move forward with certain promotions if we fail to receive the desired level of support from our U.S. franchisees. In addition, franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area level, and their failure to contribute to local advertising may adversely impact sales in their markets. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. We were recently sued by the National Franchisee Association, Inc., an organization that represents over 50% of our franchisees in the United States, over the use of restaurant operating funds paid by our soft drink vendors. We were also sued by four franchisees in Florida over extended hours of operation, which is one of our important initiatives to drive higher sales. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Approximately 90% of our restaurants are franchised and this restaurant ownership mix presents a number of disadvantages and risks.

Approximately 90% of our restaurants are franchised and we do not expect the percentage of franchise restaurants to change significantly as we implement our growth strategy. Although we believe that this restaurant ownership mix is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees, it also presents a number of drawbacks, such as our limited influence over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, we are dependent on franchisees to open new restaurants and to remodel their existing restaurants. Franchisees may not have access to the financial resources they need in order to open new restaurants or remodel their existing restaurants due to the unavailability of credit or other factors beyond their control. The current global recession may adversely impact the availability and cost of credit to our franchisees. Any significant inability to obtain necessary financing on acceptable terms, or at all, could slow our planned growth. Our success will depend in part on our ability to maintain alignment with our franchisees on capital intensive and other operating and promotional initiatives.

Our principal competitors may have greater influence over their respective restaurant systems than we do. McDonald’s exercises control through its significantly higher percentage of company restaurants and ownership of franchisee real estate. Wendy’s also has a higher percentage of company restaurants than we do. As a result of the greater number of company restaurants, McDonald’s and Wendy’s may have a greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.

Our franchisees are independent operators, and we have limited influence over their restaurant operations or their decision to invest in other businesses.

Franchisees are independent operators and have a significant amount of flexibility in running their operations. Their employees are not our employees. Although we can influence our franchisees and their restaurant operations to a limited extent through our ability, pursuant to the franchise agreements and our Manual of Operating Data, to mandate menu items, signage, equipment, hours of operation, value menu, and standardized operating procedures and approve suppliers, distributors and products, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, such as our cleanliness standards, or may not hire and train qualified managers and other restaurant personnel. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements and our Manual of Operating Data, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise and property revenues could decline.

Some of our franchisees have invested in other businesses, including other restaurant concepts. In some cases, these franchisees have used the cash generated by their Burger King restaurants to expand their non Burger King businesses or to subsidize losses incurred by such businesses. We have limited influence over the ability of franchisees to invest in other businesses. To the extent that franchisees use the cash from their Burger King restaurants to subsidize their other businesses rather than to pay amounts owed to us for royalties, advertising fund contributions or rents or to expand their Burger King business, our financial results could be adversely affected.

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

In 2003, many of our franchisees in the United States and Canada were in financial distress primarily due to over-leverage. In response to this situation, we established the Franchisee Financial Restructuring Program, or FFRP program, in February 2003 to address these financial problems. At its peak in August 2003, over 2,540 restaurants were in the FFRP program. As of December 31, 2006, the FFRP program in the United States and Canada was completed. However, there will always be a percentage of franchisees in our system in financial distress and we will continue to provide assistance to these franchisees as needed. As of June 30, 2009, we have an aggregate remaining potential commitment of up to $9.9 million to fund certain loans to renovate franchise restaurants, make renovations to certain restaurants that we lease or sublease to franchisees, and to provide rent relief and/or contingent cash flow subsidies to certain franchisees.

In connection with sales of Company restaurants to franchisees, we have guaranteed certain lease payments of franchisees arising from leases assigned to the franchisees as part of the sale, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rent, was $74.0 million as of June 30, 2009, including $47.6 million in the U.K., expiring over an average period of seven years.

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

As of June 30, 2009, our restaurants were operated, directly by us or by franchisees, in 73 foreign countries and U.S. territories (Guam and Puerto Rico, which are considered part of our international business). During fiscal 2008 and 2009, our revenues from international operations were approximately $1,043.3 million and $944.7 million, or 42% and 37% of total revenues for both years, respectively. The decrease in revenues from international operations during fiscal year 2009 is primarily attributable to $110.6 million, or 4% of total revenues, of unfavorable impact from the significant movement of currency exchange rates, primarily in EMEA/APAC. Our results of operations are substantially affected not only by global economic conditions, but also by local operating and economic conditions, which can vary substantially by market. Unfavorable conditions can depress sales in a given market and may prompt promotional or other actions that adversely affect our margins, constrain our operating flexibility or result in charges, restaurant closures or sales of Company restaurants. Whether we can manage this risk effectively depends mainly on the following:

•	our ability to manage risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	our ability to manage upward pressure on commodity prices, as well as fluctuations in interest rates, and local governmental actions to manage national economic conditions, such as consumer spending, inflation rates and unemployment levels;

•	our ability to manage changing labor conditions and difficulties in staffing our international operations;

•	the impact of labor costs on our margins given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants;

•	our ability to manage consumer preferences and respond to changes in consumer preferences;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	the effects of any changes to U.S. laws and regulations relating to foreign trade and investments;

•	the effects of increases in the taxes we pay and other changes in applicable tax laws;

•	our ability to manage political and economic instability and anti-American sentiment;

•	the risks of operating in markets such as Brazil and China, in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	whether we can develop effective initiatives in underperforming markets that may be experiencing challenges such as low consumer confidence levels, negative consumer perceptions about our foods, slow economic growth or a highly competitive operating environment;

•	the nature and timing of decisions about underperforming markets or assets, including decisions that result in significant impairment charges that reduce our earnings; and

•	our ability to identify and secure appropriate real estate sites and to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility.

These factors may increase in importance as we expect to open new Company and franchise restaurants in international markets as part of our growth strategy.

There can be no assurance that the franchisees can or will renew their franchise agreements with us.

Our franchise agreements typically have a 20-year term, and our franchisees may not be willing or able to renew their franchise agreements with us. For example, franchisees may decide not to renew due to low sales volumes, high real estate costs, or may be unable to renew due to the failure to secure lease renewals. In order for a franchisee to renew its franchise agreement with us, it typically must pay a $50,000 franchise fee, remodel its restaurant to conform to our current standards and, in many cases, renew its property lease with its landlord. The average cost to remodel a stand-alone restaurant in the United States ranges from $200,000 to $450,000 and the average cost to replace the existing building with a new building is approximately $1.0 million. Franchisees generally require additional capital to undertake the required remodeling, which may not be available to the franchisee on acceptable terms or at all. If a substantial number of our franchisees cannot or decide not to, renew their franchise agreements with us, then our results of operations and financial condition would suffer.

Incidents of food-borne illnesses or food tampering could materially damage our reputation and reduce our restaurant sales.

Our business is susceptible to the risk of food-borne illnesses (such as e-coli, bovine spongiform encephalopathy or “mad cow’s disease,” hepatitis A, trichinosis or salmonella). We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by third-party food suppliers and distributors outside of our control and multiple locations being affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as bovine spongiform encephalopathy, which could give rise to claims or allegations on a retroactive basis. Reports in the media of one or more instances of food-borne illnesses in one of our restaurants or in one of our competitor’s restaurants could negatively affect our restaurant sales, force the closure of some of our restaurants and conceivably have a national or international impact if highly publicized. This risk exists even if it were later determined that the illness had been wrongly attributed to the restaurant or if our restaurants were not implicated but the cause of the illness was traced to an ingredient used in our products.

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

Unforeseen events, including war, terrorism and other international conflicts, public health issues, such as the H1N1 flu pandemic, and natural disasters such as earthquakes, hurricanes and other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, have an adverse impact on consumer spending and confidence levels or result in political or economic instability. Moreover, in the event of a natural disaster or act of terrorism, or the threat of either, we may be required to suspend operations in some or all of our restaurants, which could have a material adverse effect on our business, financial condition and results of operations. For example, the outbreak of the H1N1 flu pandemic in Mexico during fiscal 2009 resulted in the temporary closure of many of our restaurants in and around Mexico City and adversely affected our revenues and financial results. These events could also reduce demand for our products or make it difficult or impossible to receive products from distributors.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, continued losses in certain international Company restaurant markets that could trigger a valuation allowance or negatively impact our ability to utilize foreign tax credits to offset our U.S. income taxes; changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Recently, the Obama administration proposed legislation that would change how U.S. multinational corporations are taxed on their foreign income. If such legislation is enacted, it may have a material adverse impact to our tax rate and, in turn, our profitability.

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

Many of our Company restaurants are presently located on leased premises. In addition, our franchisees generally lease their restaurant locations. At the end of the term of the lease, we or our franchisees might be forced to find a new location to lease or close the restaurant. If we are able to negotiate a new lease at the existing location or an extension of the existing lease, the rent may increase significantly. With respect to the land and buildings that are owned by us or our franchisees, the value of these assets could decrease or costs could increase because of changes in the investment climate for real estate, demographic trends, increases in insurance and taxes and liability for environmental conditions. Any of these events could adversely affect our profitability or our franchisees’ profitability. Some leases are subject to renewal at fair market value, which could involve substantial rent increases, or are subject to renewal with scheduled rent increases, which could result in rents being above fair market value. We compete with numerous other retailers and restaurants for sites in the highly competitive market for retail real estate and some landlords and developers may exclusively grant locations to our competitors. As a result, we may not be able to obtain new leases or renew existing ones on acceptable terms, which could adversely affect our sales and brand-building initiatives. In the U.K., we have approximately 45 leases for properties that we sublease to franchisees in which the lease term with our landlords is longer than the sublease. As a result, we may be liable for lease obligations if such franchisees do not renew their subleases or if we cannot find substitute tenants.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand, which represents 33% of the total assets on our balance sheet as of June 30, 2009, and we believe that our brand is very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

Our indebtedness under our senior secured credit facility is substantial and could limit our ability to grow our business. In the event we are unable to refinance or repay such indebtedness prior to their maturities, we may need to take certain actions which could negatively impact our business or dilute our existing stockholders.

As of June 30, 2009, we had total indebtedness under our senior secured credit facility of $816.2 million, of which $150.0 million is under Term Loan A and $666.2 million is under Term Loan B-1. The maturity dates of Term Loan A, Term Loan B-1 and any future amounts borrowed under the revolving credit facility are June 30, 2011, June 30, 2012, and June 30, 2011, respectively. Our indebtedness could have important consequences to you.

For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness if we do not maintain specified financial ratios, thereby reducing the availability of our cash flow for other purposes;

•	limit our ability to implement our growth strategy and strategic initiatives; or

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a disadvantage compared to competitors that may have less indebtedness.

In addition, our senior secured credit facility permits us to incur substantial additional indebtedness in the future. As of June 30, 2009, we had $119.4 million, net of outstanding letters of credit of $30.6 million, available to us for additional borrowing under our $150.0 million revolving credit facility portion of our senior secured credit facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.

We anticipate refinancing the indebtedness under our senior secured credit facility within the next three years in light of the maturity dates of Term Loan A, Term Loan B-1 and the revolving credit facility. The subprime mortgage crisis and current recessionary conditions have adversely impacted the availability, cost and terms of debt financing. There can be no assurance that we will be able to refinance our senior secured credit facility on terms as favorable as our current senior secured credit facility, on commercially acceptable terms, or at all.

If we are unable to refinance our indebtedness under our senior secured credit facility, we cannot guarantee that we will generate enough cash flow from operations or be able to obtain enough capital to repay our indebtedness and fund our planned capital expenditures. In such event, we may need to close or sell restaurants, reduce the number and/or frequency of restaurant openings, slow our reimaging of company restaurants, issue common stock or securities convertible into common stock or issue debt securities to repay our indebtedness. If implemented, these actions could negatively impact our business or dilute our existing stockholders.

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

Class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat or high-sodium foods and that quick service restaurant marketing practices have targeted children and encouraged obesity. Adverse publicity about these allegations may negatively affect us and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. In addition, we face the risk of lawsuits and negative publicity resulting from illnesses and injuries, including injuries to infants and children, allegedly caused by our products, toys and other promotional items available in our restaurants or our playground equipment.

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

Further, we may be subject to employee, franchisee, customer and other claims in the future based on, among other things, mismanagement of the system, unfair or unequal treatment, discrimination, harassment, violations of privacy and consumer credit laws, wrongful termination, and wage, rest break and meal break issues, including those relating to overtime compensation. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, results of operations and financial condition could be harmed.

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

Many governmental bodies, particularly those in the United States, the U.K. and Spain, have considered or begun to enact legislation to regulate high-fat, high-calorie and high-sodium foods as a way of combating concerns about obesity and health. Public interest groups have also focused attention on the marketing of high-fat, high-calorie and high-sodium foods to children in a stated effort to combat childhood obesity and legislators in the United States have proposed legislation to restore the FTC’s authority to regulate children’s advertising. Further, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. We have made voluntary commitments to change our advertising to children under the age of 12 in the United States and European Union. Regulators in Canada are proposing to take steps to reduce the level of exposure to acrylamide, a potential carcinogen that naturally occurs in the preparation of foods such as french fries. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our foods. The cost of complying with these regulations could increase our expenses and the negative publicity arising from such legislative initiatives could reduce our future sales.

Our food products are also subject to significant complex, and sometimes contradictory, health and safety regulatory risks including:

•	inconsistent standards imposed by state and federal authorities regarding the nutritional content of our products, which can adversely affect the cost of our food, consumer perceptions and increase our exposure to litigation;

•	the impact of nutritional, health and other scientific inquiries and conclusions, which constantly evolve and often have contradictory implications, but nonetheless drive consumer perceptions, litigation and regulation in ways that are material to our business;

•	the risks and costs of our nutritional labeling and other disclosure practices, particularly given differences in practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and reliance on the accuracy and appropriateness of information obtained from third-party suppliers;

•	the impact and costs of menu labeling legislation, currently adopted in several cities and states and under consideration in various other jurisdictions, which generally requires QSR restaurant chains to provide caloric information on menu boards;

•	the impact of licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards; and

•	the impact of laws that ban or limit the development of new quick service restaurants in an attempt to address the high rates of obesity in certain areas.

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

Our legal and regulatory environment worldwide exposes us to complex compliance regimes and similar risks that affect our operations and results of operations in material ways. In many of our markets, including the United States and Europe, we are subject to increasing regulation regarding our operations, which may significantly increase our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory risks regarding our operations we face are the following:

•	the impact of employer mandated health care, minimum wage, overtime, occupational health and safety, immigration, privacy and other local and foreign laws and regulations on our business;

•	the impact of the Employee Free Choice Act, which would remove the secret ballot election and replace it with a “card check” system, require shorter union campaigns and faster elections as well as binding arbitration, on our business;

•	the impact of municipal zoning laws that restrict or ban the development of new quick service restaurants;

•	disruptions in our operations or price volatility in a market that can result from governmental actions, including price controls, currency and repatriation controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	the risks of operating in foreign markets in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations; and

•	the risks associated with information security, and the use of cashless payments, such as increased investment in technology, the costs of compliance with privacy, consumer protection and other laws, costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases.

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

Computer viruses or terrorism may disrupt our operations and harm our operating results. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. In addition, some of our systems and processes are not fully integrated worldwide and, as a result, require us to manually estimate and consolidate certain information that we use to manage our business and prepare our financial statements which could increase the risk of breach. If our technology systems were to fail, and we were unable to recover in a timely way, or if we do not adequately manage our financial reporting and information systems, our results of operations and financial condition could be adversely affected.

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

Future sales of a substantial number of shares of our common stock, or the perception that such sales might occur, could cause the market price of our common stock to decline. The private equity funds controlled by the Sponsors have approximately 42.6 million shares, which represents approximately 32% of our common stock issued and outstanding at June 30, 2009 and all of which are subject to registration rights.

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

Our global restaurant support center and U.S. headquarters is located in Miami, Florida and consists of approximately 213,000 square feet which we lease. We extended the Miami lease for our global restaurant support center in May 2008 through September 2018 with an option to renew for one five-year period. We lease properties for our EMEA headquarters in Zug, Switzerland and our APAC headquarters in Singapore. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

The following table presents information regarding our restaurant properties as of June 30, 2009:

		Leased
			Building/
			Land &	Total
	Owned(1)	Land	Building	Leases	Total

United States and Canada:
Company restaurants	357	219	467	686	1,043
Franchisee-operated properties	441	300	200	500	941
Non-operating restaurant locations	18	7	7	14	32
Offices	—	—	6	6	6

Total	816	526	680	1,206	2,022

International:
Company restaurants	20	44	322	366	386
Franchisee-operated properties	3	1	93	94	97
Non-operating restaurant locations	1	7	30	37	38
Offices	1	—	10	10	11

Total	25	52	455	507	532

(1)	Owned refers to properties where we own the land and the building.

Item 3.	Legal Proceedings

Ramalco Corp. et al. v. Burger King Corporation, Case No. 09-43704CA05 (Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida). On July 30, 2008, we were sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. We have a motion to dismiss before the court. The judge in the case has asked to hear live testimony from witnesses on both sides before he makes his decision on the motion. While we believe we have the right under our franchise agreement to mandate extended operating hours, we are unable to predict the ultimate outcome of this litigation.

Castaneda v. Burger King Corp. and Burger King Holdings, Inc., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a purported class action lawsuit was filed against us in the United States District Court for the Northern District of California. The complaint alleged that all Burger King restaurants in California leased by BKC and operated by franchisees violate accessibility requirements under federal and state law. The plaintiffs seek injunction relief, statutory damages, attorney’s fees and costs. The hearing on the plaintiffs’ motion for class certification is set for September 17, 2009. We intend to vigorously defend against all claims in this lawsuit, but we are unable to predict the ultimate outcome of this litigation.

National Franchisee Association v. Burger King Corporation and The Coca-Cola Company, No. 09 CV 939 W NLS and National Franchisee Association v. Burger King Corporation and Dr Pepper Snapple Group f/k/a Dr Pepper/Seven Up, Inc., Case No. 09 939 W NLS (U.S. District Court for the Southern District of California). We are a party to written agreements with The Coca-Cola Company and Dr Pepper/Seven Up, Inc. pursuant to which these companies supply soft drinks to Burger King restaurants in the United States. Under these agreements, the soft drink companies are required to pay certain amounts, known as “Restaurant Operating Funds”, based on the volume of syrup purchased by the restaurants. Historically, the soft drink companies have paid the entire amount of the Restaurant Operating Funds to the restaurants. However, in April 2009, we announced that beginning January 1, 2010, a portion of these funds would be paid directly to us for use as specified in the soft drink agreements. The National Franchisee Association, Inc. filed these two class action lawsuits on May 4, 2009, claiming to represent Burger King franchisees and seeking third party beneficiary status and declaratory relief. The complaints allege that BKC and the soft drink companies did not have the right to amend our agreements to reduce the portion of Restaurant Operating Funds paid directly to the restaurants without the franchisees’ consent. We intend to vigorously defend against all claims in this lawsuit, but we are unable to predict the ultimate outcome of this litigation.

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

Market for Our Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “BKC.” Trading of our common stock commenced on May 18, 2006, following the completion of our initial public offering. Prior to that date, no public market existed for our common stock. As of August 20, 2009, there were approximately 387 holders of record of our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange and dividends declared per share of common stock for each of the quarters in fiscal 2009 and fiscal 2008:

	2009			2008
Dollars per Share:	High	Low	Dividend	High	Low	Dividend

First Quarter	$30.95	$22.77	$0.0625	$27.00	$22.21	$0.0625
Second Quarter	$24.93	$16.56	$0.0625	$29.19	$24.41	$0.0625
Third Quarter	$24.48	$19.21	$0.0625	$28.90	$21.60	$0.0625
Fourth Quarter	$24.10	$15.85	$0.0625	$30.75	$26.41	$0.0625

Issuer Purchases of Equity Securities

The following table presents information related to the repurchase of our common stock during the three months ended June 30, 2009:

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number		Purchased as Part of	Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased(1)	Paid per Share	Plans or Programs(2)	the Plans or Programs(2)

April 1-30, 2009	—	—	—	$200,000,000
May 1-31, 2009	11,150	$17.37	—	$200,000,000
June 1-30, 2009	—	—	—	$200,000,000

Total	11,150	$17.37	—	$200,000,000

(1)	All shares purchased were in connection with the Company’s obligation to withhold from restricted stock and option awards the amount of federal withholding taxes due in respect of such awards.

(2)	On March 4, 2009, the Company’s Board of Directors authorized a $200.0 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s insider trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy. The program expires on December 31, 2010. To date, we have not repurchased any shares under the new program.

Dividend Policy

During each quarter of fiscal 2008 and 2009, we paid a quarterly cash dividend of $0.0625 per share. Although we do not have a dividend policy, we elected to pay a cash dividend in each of these quarters because we generated strong cash flow during these periods, and we expect our cash flow to continue to strengthen.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options outstanding under our compensation plans as of June 30, 2009:

(b)
		Weighted-	(c)
	(a)	Average Exercise	Number of
	Number of	Price of	Securities Remaining Available for
	Securities to be Issued Upon	Outstanding	Future Issuance under Equity
	Exercise of Outstanding	Options, Warrants	Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	and Rights	Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
Burger King Holdings, Inc. 2006
Omnibus Incentive Plan	2,357,487	$14.05	4,568,599
Burger King Holdings, Inc.
Equity Incentive Plan	5,336,846	$16.33	521,597
Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	7,694,333		5,090,196

Included in the 7.7 million total number of securities in column (a) above are approximately 1.8 million restricted stock units, performance-based restricted stock awards and deferred stock awards. The weighted average exercise price in column (b) is based only on stock options as restricted stock units, performance-based restricted stock awards and deferred stock awards have no exercise price. The Company does not currently have warrants or rights outstanding.

Stock Performance Graph

This graph compares the cumulative total return of the Company’s common stock to the cumulative total return of the S&P 500 Stock Index and the S&P Restaurant Index for the period from May 18, 2006 through June 30, 2009, the last trading day of the Company’s fiscal year. The graph assumes an investment in the Company’s common stock and the indices of $100 at May 18, 2006 and that all dividends were reinvested.

	5/18/2006	6/30/2006	6/29/2007	6/30/2008	6/30/2009
BKC	$100	$90	$151	$155	$101
S&P 500 Index	$100	$101	$122	$106	$78
S&P Restaurant Index	$100	$100	$122	$122	$124

All amounts rounded to nearest dollar.

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data for each of the periods indicated. The selected historical financial data as of June 30, 2009 and 2008 and for the fiscal years ended June 30, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements and the notes thereto included in this report. The selected historical financial data for fiscal years ended June 30, 2006 and 2005 have been derived from our audited consolidated financial statements and the notes thereto, which are not included in this report.

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

	For the Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Income Statement Data:
Revenues:
Company restaurant revenues	$1,880.5	$1,795.9	$1,658.0	$1,515.6	$1,407.4
Franchise revenues	543.4	537.2	459.5	419.8	412.5
Property revenues	113.5	121.6	116.2	112.4	120.4

Total revenues	2,537.4	2,454.7	2,233.7	2,047.8	1,940.3
Company restaurant expenses:
Food, paper and product costs	603.7	564.3	499.3	469.5	436.7
Payroll and employee benefits	582.2	534.7	492.1	446.3	415.4
Occupancy and other operating costs	457.8	439.0	418.0	380.1	343.1

Total Company restaurant expenses	1,643.7	1,538.0	1,409.4	1,295.9	1,195.2
Selling, general and administrative expenses(1)	490.4	499.5	473.5	487.9	486.6
Property expenses	58.1	62.1	60.6	57.4	64.2
Fees paid to affiliates(2)	—	—	—	38.9	8.8
Other operating (income) expenses, net*	5.8	0.9	(4.4)	(3.6)	38.1

Total operating costs and expenses	2,198.0	2,100.5	1,939.1	1,876.5	1,792.9
Income from operations	339.4	354.2	294.6	171.3	147.4
Interest expense, net	54.6	61.2	67.0	72.0	73.1
Loss on early extinguishment of debt	—	—	0.8	17.8	—

Income before income taxes	284.8	293.0	226.8	81.5	74.3
Income tax expense*	84.7	103.4	78.7	54.4	27.0

Net income	$200.1	$189.6	$148.1	$27.1	$47.3

Earnings per share — basic	$1.48	$1.40	$1.11	$0.24	$0.44
Earnings per share — diluted	$1.46	$1.38	$1.08	$0.24	$0.44
Weighted average shares outstanding-basic	134.8	135.1	133.9	110.3	106.5
Weighted average shares outstanding-diluted	136.8	137.6	136.8	114.7	106.9
Cash dividends per common share(3)	$0.25	$0.25	$0.13	$3.42	$—

	For the Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(In millions)

Other Financial Data:
Net cash provided by operating activities	$310.8	$243.4	$110.4	$67.0	$209.7
Net cash (used for) provided by investing activities	(242.0)	(199.3)	(77.4)	(66.7)	3.4
Net cash used for financing activities	(105.5)	(62.0)	(126.9)	(172.6)	(2.2)
Capital expenditures	204.0	178.2	87.3	85.1	92.5
EBITDA(4)	$437.5	$449.8	$383.4	$259.2	$220.9

	As of June 30,
	2009	2008
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$121.7	$166.0
Total assets	2,707.1	2,686.5
Total debt and capital lease obligations	888.9	947.4
Total liabilities	1,732.3	1,842.0
Total stockholders’ equity	$974.8	$844.5

	For the Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005

Other Operating Data:
Comparable sales growth(5)(6)(7)	1.2%	5.4%	3.4%	1.9%	5.6%
Sales growth(5)(6)	4.2%	8.3%	4.9%	2.1%	6.1%
Average restaurant sales (in thousands)(6)	$1,259	$1,301	$1,193	$1,126	$1,104

	For the Fiscal Years Ended June 30,
	2009	2008	2007

Segment Data:
Company restaurant revenues (in millions):
United States and Canada	$1,331.8	$1,171.9	$1,082.1
EMEA/APAC(8)	488.6	554.9	515.2
Latin America(9)	60.1	69.1	60.7

Total company restaurant revenues	$1,880.5	$1,795.9	$1,658.0

Company restaurant expenses as a percentage of revenue:
United States and Canada
Food, paper and products costs	33.0%	32.5%	30.8%
Payroll and employee benefits	31.1%	30.5%	30.4%
Occupancy and other operating costs	23.1%	23.1%	23.5%

Total Company restaurant expenses	87.2%	86.1%	84.7%

EMEA/APAC(8)
Food, paper and products costs	28.8%	28.5%	27.9%
Payroll and employee benefits	32.7%	30.5%	30.3%
Occupancy and other operating costs	27.3%	27.1%	28.8%

Total Company restaurant expenses	88.8%	86.1%	87.0%

Latin America(9)
Food, paper and products costs	38.4%	36.7%	36.6%
Payroll and employee benefits	12.3%	11.8%	11.7%
Occupancy and other operating costs	29.7%	26.1%	25.8%

Total Company restaurant expenses	80.4%	74.6%	74.1%

	For the Fiscal Years Ended June 30,
	2009	2008	2007

Worldwide
Food, paper and products costs	32.1%	31.4%	30.1%
Payroll and employee benefits	31.0%	29.8%	29.7%
Occupancy and other operating costs	24.3%	24.5%	25.2%

Total Company restaurant expenses	87.4%	85.7%	85.0%

Franchise revenues (in millions) (10):
United States and Canada	$323.1	$317.9	$283.6
EMEA/APAC(8)	173.4	173.0	135.1
Latin America(9)	46.9	46.3	40.8

Total franchise revenues	$543.4	$537.2	$459.5

Income from operations (in millions):
United States and Canada	$341.8	$348.2	$339.4
EMEA/APAC(8)	83.6	91.8	53.9
Latin America(9)	37.8	41.4	35.2
Unallocated(11)	(123.8)	(127.2)	(133.9)

Total income from operations	$339.4	$354.2	$294.6

*	See Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about income tax expense and other operating (income) expenses, net related to the reclassification of transaction gains and losses resulting from the remeasurement of foreign denominated tax assets for the fiscal years ended June 30, 2009, 2008 and 2007. For the fiscal years ended June 30, 2006 and 2005, we reclassified $1.5 million of income and $3.8 million of expense, respectively from income tax expense to other operating (income) expense, net related to the reclassification.

(1)	Selling, general and administrative expenses for fiscal 2006 include compensation expense and taxes related to a $34.4 million compensatory make-whole payment made on February 21, 2006 to holders of options and restricted stock unit awards, primarily members of senior management.

(2)	Fees paid to affiliates consist of management fees we paid to the Sponsors under a management agreement. Fees paid to affiliates in fiscal 2006 also include a $30.0 million fee that we paid to terminate the management agreement with the Sponsors.

(3)	The cash dividend paid in fiscal 2006 represents a special dividend paid prior to our initial public offering.

(4)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense. EBITDA is also one of the measures used by us to calculate incentive compensation for management and corporate-level employees.

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

The following table is a reconciliation of our net income to EBITDA:

	For the Fiscal Years Ended June 30,
	2009	2008	2007	2006	2005
	(In millions)

Net income	$200.1	$189.6	$148.1	$27.1	$47.3
Interest expense, net	54.6	61.2	67.0	72.0	73.1
Loss on early extinguishment of debt	—	—	0.8	17.8	—
Income tax expense	84.7	103.4	78.7	54.4	27.0
Depreciation and amortization	98.1	95.6	88.8	87.9	73.5

EBITDA	$437.5	$449.8	$383.4	$259.2	$220.9

(5)	Comparable sales growth and sales growth are analyzed on a constant currency basis, which means they are calculated using the same exchange rate over the periods under comparison, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.

(6)	Unless otherwise stated, comparable sales growth, sales growth and average restaurant sales are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Measures.”

(7)	Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer.

(8)	Refers to our operations in Europe, the Middle East, Africa and Asia Pacific.

(9)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(10)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $12.8 billion, $12.9 billion and $11.6 billion for fiscal 2009, 2008, and 2007, respectively. Franchise sales are sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues.

(11)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, and supply chain management, which benefit all of the Company’s geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

Burger King Holdings, Inc. and Subsidiaries Restaurant Count

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	As of June 30,
			Increase/
	2009	2008	(Decrease)
	(Unaudited)

Number of Company restaurants:
U.S. & Canada	1,043	984	59
EMEA/APAC	294	292	2
Latin America	92	84	8

Total Company restaurants	1,429	1,360	69

Number of franchise restaurants:
U.S. & Canada	6,491	6,528	(37)
EMEA/APAC	3,019	2,759	260
Latin America	986	918	68

Total franchise restaurants	10,496	10,205	291

Number of system-wide restaurants:
U.S. & Canada	7,534	7,512	22
EMEA/APAC	3,313	3,051	262
Latin America	1,078	1,002	76

Total system-wide restaurants	11,925	11,565	360

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to fiscal 2010, fiscal 2009, fiscal 2008 and fiscal 2007 in this section are to our fiscal year ending June 30, 2010 and our fiscal years ended June 30, 2009, 2008 and 2007, respectively. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means that these measures include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on sales. System-wide results are driven primarily by our franchise restaurants, as approximately 90% of our system-wide restaurants are franchised.

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

Approximately 90% of our restaurants are franchised, and we do not expect the percentage of franchise restaurants to change significantly as we implement our growth strategy. We believe that this restaurant ownership mix is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a sizable base of company restaurants to demonstrate credibility with franchisees in launching new initiatives. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited influence over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants and remodel their existing restaurants as part of our growth strategy.

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

Revenues

In fiscal 2009, segment revenues and income from operations, excluding unallocated corporate general and administrative expenses, were allocated as follows:

	Revenues	Income from Operations

Segment:
U.S. & Canada	69%	74%
EMEA/APAC	27%	18%
Latin America	4%	8%

Total	100%	100%

We generate revenues from three sources: retail sales at Company restaurants; franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid to us by our franchisees; and property income from restaurants that we lease or sublease to franchisees. In fiscal 2009, Company restaurant revenues and franchise revenues represented 74% and 21% of total revenues, respectively. The remaining 5% of total revenues was derived from property income.

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

Our sales are heavily influenced by brand advertising, menu selection and initiatives to improve restaurant operations. Company restaurant revenues are affected by comparable sales, timing of Company restaurant openings and closures, acquisitions by us of franchise restaurants and sales of Company restaurants to franchisees, or “refranchisings.” In fiscal 2009, franchise restaurants generated 87% of system-wide sales. We do not record franchise sales as revenues. However, royalties paid by franchisees are based on a percentage of franchise sales and are recorded as franchise revenues.

Expenses

Company restaurants incur three types of operating expenses: (i) food, paper and other product costs, which represent the costs of the products that we sell to customers in Company restaurants; (ii) payroll and employee benefits costs, which represent the wages paid to Company restaurant managers and staff, as well as the cost of their health insurance, other benefits and training; and (iii) occupancy and other operating costs, which represent all other direct costs of operating our Company restaurants, including the cost of rent or real estate depreciation (for restaurant properties owned by us), depreciation on equipment, repairs and maintenance, insurance, restaurant supplies and utilities. As average restaurant sales increase, we can leverage payroll and employee benefits costs and occupancy and other costs, resulting in a direct improvement in restaurant profitability. As a result, we believe our continued focus on increasing average restaurant sales will result in long-term improved profitability to our restaurants system-wide.

We promote our brand and products by advertising in all the countries and territories in which we operate. In countries where we have Company restaurants, such as the United States, Canada, the U.K. and Germany, we manage an advertising fund for that country by collecting required advertising contributions from Company and franchise restaurants and purchasing advertising and other marketing initiatives on behalf of all Burger King restaurants in that country. These advertising contributions are based on a percentage of sales at Company and franchise restaurants. We do not record advertising contributions collected from franchisees as revenues, or expenditures of these contributions as expenses. Amounts which are contributed to the advertising funds by Company restaurants are recorded as selling expenses. In countries where we manage an advertising fund, we plan the marketing calendar in advance based on expected contributions into the fund for that year. To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are recorded as accrued advertising liability on our consolidated balance sheets. We may also make discretionary contributions into these funds, which are also recorded as selling expenses. In the past, we have made discretionary contributions to fund deficit balances of the advertising funds.

Our selling, general and administrative expenses include the costs of field management for Company and franchise restaurants; costs of our operational excellence programs (including program staffing, training and Clean & Safe certifications); corporate overhead, including corporate salaries and facilities; advertising and bad debt expenses, net of recoveries; and amortization of intangible assets. We believe that our current staffing and structure will allow us to expand our business globally without increasing general and administrative expenses significantly.

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

Fiscal 2009 Highlights

Highlights of our fiscal 2009 performance include:

•	continued acceleration of system-wide restaurant growth with 360 net new openings during fiscal 2009, the highest in almost a decade; over 90% of the increase came from markets outside the United States and Canada, the best international development year in our history;

•	all-time high annual worldwide revenues of $2.5 billion for fiscal 2009, a 3% increase from the prior year;

•	worldwide average restaurant sales for fiscal 2009 of $1.3 million system-wide, which includes the unfavorable impact of currency exchange rates of $55,000;

•	net growth of 22 restaurants in the United States and Canada, the second year in a row that we have increased our restaurant count in this segment;

•	worldwide system restaurant count of 11,925 at June 30, 2009, our highest restaurant count in the history of the brand;

•	the opening of the first restaurant in the Czech Republic and Suriname and our re-entry into Uruguay, which brings the number of countries and U.S. territories in which we operate to 73;

•	successful execution of our portfolio management strategy, including strategic acquisitions of 87 restaurants and 51 refranchisings;

•	named by Ad Week magazine in December 2008 as one of the top three industry-changing advertisers in the last three decades along with NIKE® and Budweiser;

•	new product offerings such as BK Fresh Apple Fries, which received the “Kid Friendly Product of the Year” award from the Glycemic Research Institute (GRI) in Washington, D.C., and Kraft® Macaroni and Cheese;

•	continued high guest satisfaction scores, as well as high speed of service and cleanliness scores; and

•	net income up 6% to $200.1 million and diluted earnings per share up 6% to $1.46 per share for fiscal 2009 compared to fiscal 2008.

Key Business Measures

We use three key business measures as indicators of the Company’s operational performance: comparable sales growth, average restaurant sales and sales growth. These measures are important indicators of the overall direction, trends of sales and the effectiveness of the Company’s advertising, marketing and operating initiatives and the impact of these on the entire Burger King system. Comparable sales growth and sales growth are provided by reportable segments and are analyzed on a constant currency basis, which means they are calculated using the same exchange rate over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trend, without distortion from the effect of currency movements.

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

	For the
	Fiscal Years Ended
	June 30,
	2009	2008	2007
	(In constant currencies)

Company Comparable Sales Growth:
United States & Canada	0.5%	2.6%	2.1%
EMEA/APAC	0.1%	3.8%	2.2%
Latin America	(3.2)%	1.8%	1.1%
Total Company Comparable Sales Growth	0.3%	2.9%	2.1%
Franchise Comparable Sales Growth:
United States & Canada	0.4%	5.8%	3.8%
EMEA/APAC	3.3%	5.6%	3.1%
Latin America	2.3%	4.5%	3.7%
Total Franchise Comparable Sales Growth	1.4%	5.7%	3.6%
System-wide Comparable Sales Growth:
United States & Canada	0.4%	5.4%	3.6%
EMEA/APAC	2.9%	5.4%	3.0%
Latin America	1.9%	4.3%	3.5%
Total System-wide Comparable Sales Growth	1.2%	5.4%	3.4%

Our comparable sales growth in fiscal 2009 and fiscal 2008 was driven by our strategic initiatives related to our global growth pillars — marketing, products, operations and development — including our barbell menu strategy of innovative indulgent products and value menu items and continued development of our breakfast and late night dayparts. Despite positive comparable sales growth across all reportable segments during fiscal 2009, comparable sales for the period were negatively impacted by significant traffic declines during the third and forth quarters across many of the markets in which we operate, driven by continued adverse macroeconomic conditions, including higher unemployment, more customers eating at home, heavy discounting by other restaurant chains and the H1N1 flu pandemic.

Comparable sales growth in the United States and Canada for fiscal 2009 was driven primarily by our strategic pricing initiatives and barbell menu strategy focusing on indulgent products and value offerings. However, comparable sales for the period were negatively impacted by significant traffic declines during the third and fourth quarters, driven by continued adverse macroeconomic conditions, including higher unemployment, more customers eating at home and heavy discounting by other restaurant chains. Products and promotions featured during fiscal 2009 include BK Burger Shots and BK Breakfast Shots, Whopper sandwich limited time offers, such as “Transform your Whopper,” the introduction of the new BK® Kids Meal (including Kraft® Macaroni and Cheese and BK Fresh Apple Fries), the Angry Whopper sandwich, the Steakhouse Burger, the Spicy Chicken BK Wrapper® and the Whopper Virgins and Whopper Sacrifice marketing campaigns. SuperFamily promotions, such as Star Trektm, Transformerstm2, Pokémontm, Sponge Bob SquarePantstm, The Simpsonstm, iDogtm and a Nintendotm giveaway promotional tie-in with the BK® Crown Card, also contributed to positive comparable sales.

Comparable sales growth in EMEA/APAC in fiscal 2009 reflected positive sales performance in most major countries in this segment, with the exception of Germany, which experienced negative comparable sales growth during the period due to significant traffic declines in the third and fourth quarters caused by adverse economic conditions and heavy discounting by our major competitor in Germany. Positive comparable sales were driven primarily by our strategic pricing initiatives, operational improvements, value-driven promotions such as the King Deals in Germany, the U.K. and Spain and the Whopper sandwich and Whopper Jr. sandwich value meal promotions in Australia, as well as high quality indulgent products such as Whopper sandwich limited time offers throughout the segment, BK Fusiontm Real Ice Cream and the Long Chickentm sandwich limited time offer in Spain. SuperFamily promotions, such as The Simpsonstm, iDogtm, Crayolatm and Secret Palazztm, positively impacted comparable sales for the fiscal year. Comparable sales in EMEA/APAC for fiscal 2009 were negatively impacted by traffic declines during the third and fourth quarters, particularly in Germany.

Although comparable sales increased in Latin America in fiscal 2009, our sales performance was negatively impacted by significant traffic declines in the third and fourth quarters, particularly in Mexico, due to continued adverse socioeconomic conditions and the resulting slowdown in tourism, the H1N1 flu pandemic in Mexico and South America, the devaluation of local currencies and lower influx of remittances from the U.S. Comparable sales in fiscal 2009 were also adversely affected by softer performance in Puerto Rico due to the introduction of a VAT tax, which has negatively affected disposable income. Products and promotions featured during the fiscal year include the introduction of the Angry Whopper sandwich throughout the region, the Chipotle Whopper in Mexico, the BK® Stacker promotion in Argentina and Chile, the Crown Whopper Jr. and Whopper Jackpot sweepstakes in Puerto Rico, the Steakhouse Burger platform, including the Mushroom & Swiss Steakhouse Burger in Central America, Puerto Rico and the Caribbean and the new BK® Fish Wrap for the Lenten season. We continued to focus on value with the Come Como Rey (Eat Like a King) everyday value menu in Mexico, Central America and the Caribbean, the XL double burger value promotion in Argentina, Chile and the Dominican Republic and the double and triple Crown Whopper Jr. sandwich promotion in Puerto Rico. In addition, our regional Latin Billboard music promotion in selected markets in the region, the successful breakfast relaunch in Puerto Rico and strong kids properties such as Star Trektm, Pokémontm, Cabbage Patch Kidstm, Monster Jamtm and The Pink Panthertm positively impacted comparable sales.

In the United States and Canada, our comparable sales growth performance increased in fiscal 2008 compared to fiscal 2007, as a result of our innovative advertising, our barbell menu strategy, which featured new indulgent products such as the A-1 Steakhouse Burger, BBQ Bacon Tendercrisp® chicken sandwich and Homestyle Melts, as well as new offerings on our BK Value Menu and BK Breakfast Value Menu, such as the Spicy Chick’N Crisp® sandwich and the Cheesy Bacon BK Wrapper. Our results were also fueled by successful product promotions, such as the Whopper 50th anniversary promotion featuring the Whopper Freakout media campaign in the United States and the Whopper Superiority promotion, late-night hours and successful movie tie-ins, such as The Simpsonstm Movie, Transformerstm, SpongeBob SquarePantstm, Snoopy®, Indiana Jonestm and the Kingdom of the Crystal Skulltm, Iron Mantm and The Incredible Hulktm.

Comparable sales growth in EMEA/APAC reflected positive sales performance in all major countries in this segment for fiscal 2008. Strong comparable sales were driven primarily by continued growth in EMEA due to our continued focus on operational improvements, marketing and advertising, and on high quality indulgent offerings, such as the limited time offer Angry Whopper sandwich and Aberdeen Angus Burger, the continued success of the King Ahorro value menu in Spain and the BK Fusion Real Dairy Ice Cream offerings in the U.K.

Latin America demonstrated strong results in comparable sales for fiscal 2008 compared to fiscal 2007. The improvement in comparable sales reflects continued strength in Central America and South America, driven by sales of higher margin indulgent products, such as the Steakhouse Burger, Extreme Whopper sandwich and BK Stacker sandwich and Whopper sandwich limited time offers. In addition, promotional tie-ins with global marketing properties, such as The Simpsonstm Movie, Transformerstm, Scooby Dootm, Snoopy®, Indiana Jonestm and the Kingdom of the Crystal Skulltm and Iron Mantm as well as combo meal offerings also drove sales. This increase was partially offset by softer performance in Puerto Rico due to current economic conditions in that U.S. territory as well as the introduction of a VAT tax which has negatively affected disposable income.

Average Restaurant Sales

Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and also includes the impact of movement in currency exchange rates.

	For the
	Fiscal Years Ended June 30,
	2009	2008	2007
	(In thousands)

Average Restaurant Sales	$1,259	$1,301	$1,193

Our ARS decreased during fiscal 2009, primarily a result of a $55,000 unfavorable impact from the movement of currency exchange rates, partially offset by worldwide comparable sales growth of 1.2% (in constant currencies).

Our ARS improvement during fiscal 2008 was primarily due to improved worldwide comparable sales growth of 5.4% (in constant currencies) for the period as discussed above, the opening of new restaurants with higher than average sales volumes, a $32,000 favorable impact from the movement of foreign currency exchange rates, primarily in EMEA, and, to a lesser extent, the closure of under-performing restaurants.

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

	For the
	Fiscal Years Ended June 30,
	2009	2008	2007
	(In constant currencies)

Sales Growth:
United States and Canada	1.2%	6.0%	3.0%
EMEA/APAC	9.7%	12.6%	7.9%
Latin America	8.5%	13.1%	13.3%
Total System-wide Sales Growth	4.2%	8.3%	4.9%

Sales growth continued on a positive trend during fiscal 2009 and 2008, as comparable sales and restaurant count continued to increase on a system-wide basis.

Our sales growth in the United States and Canada during fiscal 2009 reflects comparable sales growth and the net increase in the number of restaurants. We had 7,534 restaurants in the United States and Canada as of June 30,

2009, compared to 7,512 restaurants as of June 30, 2008, reflecting a less than 1% increase in the number of restaurants.

Our sales growth in the United States and Canada during fiscal 2008, reflects positive comparable sales growth and an increase in the amount of revenues earned by new restaurants. We had 7,512 restaurants in the United States and Canada as of June 30, 2008, compared to 7,488 restaurants as of June 30, 2007.

EMEA/APAC demonstrated sales growth during fiscal 2009, reflecting net openings of new restaurants and comparable sales growth in most major markets with the exception of Germany, where adverse macroeconomic conditions have resulted in negative comparable sales growth. We had 3,313 restaurants in EMEA/APAC as of June 30, 2009, compared to 3,051 restaurants as of June 30, 2008, a 9% increase in the number of restaurants.

EMEA/APAC demonstrated strong sales growth during fiscal 2008 reflecting net openings of new restaurants and comparable sales growth in most major markets. We had 3,051 restaurants in EMEA/APAC as of June 30, 2008, compared to 2,892 restaurants as of June 30, 2007, a 5% increase in the number of restaurants.

Latin America’s sales growth was driven by new restaurant openings and positive comparable sales in fiscal 2009. We had 1,078 restaurants in Latin America as of June 30, 2009, compared to 1,002 restaurants as of June 30, 2008, an 8% increase in the number of restaurants.

Latin America’s sales growth was driven by new restaurant openings and strong comparable sales growth in fiscal 2008.

Factors Affecting Comparability of Results

Termination of Global Headquarters Lease

In May 2007, BKC terminated the lease for its proposed new global headquarters facility, which was to be constructed in Coral Gables, Florida (the “Coral Gables Lease”). We determined that remaining at our current headquarters location would avoid the cost and disruption of moving to a new facility and that the current headquarters facility would continue to meet our needs for a global headquarters more effectively and cost efficiently. The Coral Gables Lease provided for the lease of approximately 225,000 square feet for a term of 15 years at an estimated initial annual rent of approximately $5.6 million per year, subject to escalations. By terminating the Coral Gables Lease, we estimated at the time of the transaction savings of approximately $24.0 million in future rent payments between October 2008 and September 2018 and approximately $23.0 million of tenant improvements and moving costs, which were expected to be paid over an 18-month period. Total costs associated with the termination of the Coral Gables Lease were $6.7 million, including a termination fee of $5.0 million we paid to the landlord, which includes a reimbursement of the landlord’s expenses. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. These costs are reflected in other operating (income) expense, net in our consolidated statements of income for fiscal 2007.

Results of Operations

The following table presents our results of operations for the periods indicated:

	For the Fiscal Years Ended June 30,
	2009	2008		2007
			Increase/		Increase/
	Amount	Amount	(Decrease)	Amount	(Decrease)
	(In millions, except percentages and per share data)

Revenues:
Company restaurant revenues	$1,880.5	$1,795.9	5%	$1,658.0	8%
Franchise revenues	543.4	537.2	1%	459.5	17%
Property revenues	113.5	121.6	(7)%	116.2	5%

Total revenues	2,537.4	2,454.7	3%	2,233.7	10%
Company restaurant expenses	1,643.7	1,538.0	7%	1,409.4	9%
Selling, general and administrative expenses	490.4	499.5	(2)%	473.5	5%
Property expenses	58.1	62.1	(6)%	60.6	2%
Other operating (income) expenses, net	5.8	0.9	NM	(4.4)	NM

Total operating costs and expenses	2,198.0	2,100.5	5%	1,939.1	8%
Income from operations	339.4	354.2	(4)%	294.6	20%
Interest expense, net	54.6	61.2	(11)%	67.0	(9)%
Loss on early extinguishment of debt	—	—	NM	0.8	NM

Income before income taxes	284.8	293.0	(3)%	226.8	29%
Income tax expense	84.7	103.4	(18)%	78.7	31%

Net income	$200.1	$189.6	6%	$148.1	28%

NM	Not meaningful

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Revenues

Company restaurant revenues

Company restaurant revenues increased by $84.6 million, or 5%, to $1,880.5 million in fiscal 2009, compared to the prior fiscal year. This increase was primarily due to a net increase of 69 Company restaurants (net of closures and sales of Company restaurants to franchisees, or “refranchisings”), including the net acquisition of 36 franchise restaurants during fiscal 2009, partially offset by $80.5 million of unfavorable impact from the significant movement of currency exchange rates.

In the United States and Canada, Company restaurant revenues increased by $159.9 million, or 14%, to $1,331.8 million in fiscal 2009, compared to the prior fiscal year. This increase was primarily a result of a net increase of 59 Company restaurants during fiscal 2009, including the net acquisition of 42 franchise restaurants, partially offset by $20.6 million of unfavorable impact from the movement of currency exchange rates in Canada.

In EMEA/APAC, Company restaurant revenues decreased by $66.3 million, or 12%, to $488.6 million in fiscal 2009 compared to the prior fiscal year. This decrease was primarily due to a $50.0 million unfavorable impact from the movement of currency exchange rates and lost Company restaurant revenues due to the refranchising of restaurants in the prior year, primarily in Germany and the U.K. as part of our ongoing portfolio management initiative.

In Latin America, Company restaurant revenues decreased by $9.0 million, or 13%, to $60.1 million in fiscal 2009, compared to the prior fiscal year, primarily due to $10.0 million of unfavorable impact from the movement of currency exchange rates and negative Company comparable sales growth of 3.2% (in constant currencies). However, this decrease was largely offset by a net increase of eight Company restaurants during fiscal 2009.

Franchise revenues

Total franchise revenues increased by $6.2 million, or 1%, to $543.4 million in fiscal 2009, compared to the prior fiscal year, primarily due to the net increase of 291 franchise restaurants during fiscal 2009, worldwide franchise comparable sales growth of 1.4% (in constant currencies) and a higher effective royalty rate in the U.S. These factors were partially offset by a $24.2 million unfavorable impact from the movement of currency exchange rates.

In the United States and Canada, franchise revenues increased by $5.2 million, or 2%, to $323.1 million in fiscal 2009, compared to the prior fiscal year. This increase was the result of a higher effective royalty rate in the U.S., partially offset by the loss of royalties from 37 fewer franchise restaurants compared to the same period in the prior year, primarily due to the net acquisition of 42 franchise restaurants by the Company, and a $1.0 million unfavorable impact from the movement of currency exchange rates in Canada.

In EMEA/APAC, franchise revenues increased by $0.4 million, or 0.2%, to $173.4 million in fiscal 2009, compared the prior fiscal year. This increase was primarily driven by a net increase of 260 franchise restaurants during fiscal 2009 and franchise comparable sales growth of 3.3% (in constant currencies). These factors were largely offset by a $20.4 million unfavorable impact from the movement of currency exchange rates.

Latin America franchise revenues increased by $0.6 million, or 1%, to $46.9 million in fiscal 2009, compared to the prior fiscal year. This increase was primarily a result of the net addition of 68 franchise restaurants during fiscal 2009 and franchise comparable sales growth of 2.3% (in constant currencies). However, these factors were largely offset by a $2.8 million unfavorable impact from the movement of currency exchange rates.

Property Revenues

Total property revenues decreased by $8.1 million, or 7%, to $113.5 million for fiscal 2009, compared to the prior fiscal year, primarily due to a $5.9 million unfavorable impact from the movement of currency exchange rates and the reduction in the number of properties in our portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. These factors were partially offset by positive worldwide franchise comparable sales growth, which resulted in increased revenues from percentage rents.

In the United States and Canada, property revenues decreased by $0.6 million, or 1%, to $88.1 million for fiscal 2009, compared to the prior fiscal year, primarily as a result of the reduction in the number of properties in our portfolio and a $0.7 million unfavorable impact from the movement of currency exchange rates. This decrease was partially offset by increased revenues from percentage rents as a result of positive franchise comparable sales growth.

In EMEA/APAC, property revenues decreased by $7.5 million, or 23%, to $25.4 million for fiscal 2009, compared to the prior year, primarily due to a $5.2 million unfavorable impact from the movement of currency exchange rates and the reduction in the number of properties in our portfolio. These factors were partially offset by increased revenues from percentage rents as a result of positive franchise comparable sales growth.

Operating Costs and Expenses

Food, paper and product costs

Total food, paper and product costs increased by $39.4 million, or 7%, to $603.7 million in fiscal 2009, primarily as a result of the net addition of 69 Company restaurants during the twelve months ended June 30, 2009, and significant increases in commodity costs, including the negative currency exchange impact of cross border purchases which occurs in Canada, Mexico and the U.K. when our suppliers purchase goods in currency other than the local currency in which they operate and pass on all, or a portion of the currency exchange impact to us. These factors were partially offset by a $26.1 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, food, paper and product costs increased by 0.7% to 32.1%, primarily due to the increase in commodity costs noted above, partially offset by the impact of strategic pricing initiatives.

In the United States and Canada, food, paper and product costs increased by $58.8 million, or 15%, to $440.0 million in fiscal 2009, primarily as a result of the net addition of 59 Company restaurants during fiscal 2009, as well as significant increases in commodity costs, including the negative currency exchange impact of cross border purchases in Canada, partially offset by a $7.4 million favorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 0.5% to 33.0%, primarily due to an increase in the cost of beef, cheese, chicken and other food costs, including the currency exchange impact of cross border purchases in Canada, partially offset by the impact of strategic pricing initiatives.

The cost of many of our core commodities reached historical highs in the United States and Canada during the first quarter of fiscal 2009; however, commodity and other food costs moderated throughout the remainder of fiscal 2009.

In EMEA/APAC, food, paper and product costs decreased by $17.6 million, or 11%, to $140.6 million for fiscal 2009, primarily as a result of the favorable impact from the movement of currency exchange rates of $14.7 million and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by an increase in commodity costs, including the negative currency exchange impact of cross border purchases. Food, paper and product costs as a percentage of Company restaurant revenues increased 0.3% to 28.8%, primarily due to a significant increase in commodity costs, partially offset by the impact of strategic pricing initiatives.

In Latin America, food, paper and product costs decreased by $1.8 million, or 7%, to $23.1 million for fiscal 2009, compared to the same period in the prior year, as a result of the benefits derived from the favorable impact from the movement of currency exchange rates of $4.0 million, offset by the net addition of eight Company restaurants during fiscal 2009 and an increase in commodity costs, including the negative currency exchange impact of cross border purchases in Mexico and the indexing of local purchases to the U.S. dollar. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.7% to 38.4% primarily due to the increase in commodity costs as noted above, partially offset by the impact of strategic pricing initiatives.

Payroll and employee benefits costs

Total payroll and employee benefits costs increased by $47.5 million, or 9%, to $582.2 million in fiscal 2009, primarily due to the net addition of 69 Company restaurants during fiscal 2009, as well as increased labor costs in the United States and Canada and EMEA, partially offset by a $24.0 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 1.2% to 31.0%, primarily as a result of increased labor costs in EMEA and the United States and Canada, partially offset by positive worldwide Company comparable sales growth of 0.3% (in constant currencies).

In the United States and Canada, payroll and employee benefits costs increased by $58.2 million, or 16%, to $414.9 million in fiscal 2009, primarily as a result of the net addition of 59 Company restaurants during fiscal 2009 and increased labor costs resulting from the negative impact from decreased traffic and increased staffing and training on acquired restaurants, partially offset by a $6.8 million favorable impact from the movement of currency exchange rates in Canada. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.6% to 31.1%, primarily due to labor inefficiencies noted above, partially offset by benefits derived from positive Company comparable sales growth of 0.5% (in constant currencies).

In EMEA/APAC, payroll and employee benefits costs decreased by $9.8 million, or 6% to $159.9 million in fiscal 2009, primarily as a result of a $16.0 million favorable impact from the movement of currency exchange rates and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by government mandated and contractual wage and benefits increases in Germany. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 2.2% to 32.7%, primarily as a result of increases in labor costs in Germany.

In Latin America, payroll and employee benefits costs decreased by $0.9 million, or 11% to $7.4 million in fiscal 2009, compared to the same period in the prior fiscal year as a result of a $1.2 million favorable impact from the movement of currency exchange rates, partially offset by the net addition of eight Company restaurants during fiscal 2009. Payroll and employee benefits costs as a percentage of Company restaurant revenues increased by 0.5% to 12.3%, primarily as a result of negative Company comparable sales growth of (3.2%) (in constant currencies).

Occupancy and other operating costs

Occupancy and other operating costs increased by $18.8 million, or 4%, to $457.8 million in fiscal 2009, primarily as a result of the net addition of 69 Company restaurants during fiscal 2009, increased rents and utility costs, start-up costs related to new and acquired Company restaurants in the U.S. and the write-off of unfavorable leases in the prior year, primarily in Mexico, partially offset by a reduction in the amount of accelerated depreciation related to the reimaging of Company restaurants in the United States and Canada and a $22.4 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 24.3%, primarily as a result of the benefits derived from positive worldwide Company comparable sales growth of 0.3% (in constant currencies) and the prior year accelerated depreciation expense noted above, offset by increased rents and the write-off of unfavorable leases in the prior year, as noted above.

In the United States and Canada, occupancy and other operating costs increased by $35.7 million, or 13%, to $306.8 million in fiscal 2009, primarily as a result of the net addition of 59 Company restaurants during fiscal 2009, which represents a 6% increase in the number of Company restaurants in this segment year over year, increased rents and utility costs, increased repairs and maintenance costs, increased casualty insurance and start-up costs related to new and acquired Company restaurants, partially offset by a reduction in the amount of accelerated depreciation as noted above and a $5.2 million favorable impact from the movement of currency exchange rates in Canada. As a percentage of Company restaurant revenues, occupancy and other operating costs remained unchanged at 23.1% with the benefits derived from positive Company comparable sales growth of 0.5% (in constant currencies) and the prior year accelerated depreciation expense noted above, offset by increased rents and start-up costs related to new and acquired Company restaurants.

In EMEA/APAC, occupancy and other operating costs decreased by $16.7 million, or 11%, to $133.2 million in fiscal 2009, primarily due to a $14.4 million favorable impact from the movement in currency exchange rates, a reduction in payments made to third parties for services currently performed by our employees, decreased repairs and maintenance costs and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by increased rents. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 27.3%, with the benefits from reduced payments for services performed by third parties in the prior year as noted above, decreased repairs and maintenance costs and the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K. (including benefits from the release of unfavorable lease obligations), offset by increased rents.

In Latin America, occupancy and other operating costs decreased by $0.2 million, or 1%, to $17.8 million in fiscal 2009, primarily as a result of a $2.8 million favorable impact from the movement in currency exchange rates, partially offset by the net addition of eight Company restaurants during fiscal 2009, increased rents and utility costs and the write-off of unfavorable leases in the prior year. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 3.6% to 29.7% as a result of increased utility costs, the write-off of unfavorable leases as noted above, and negative Company comparable sales growth of 3.2% (in constant currencies).

Selling, general and administrative expenses

Selling expenses increased by $1.8 million, or 2%, to $93.3 million for fiscal 2009, compared to the prior fiscal year. The increase, which was primarily driven by an increase in sales and promotional expenses of $8.2 million as a result of increased sales at our Company restaurants, was partially offset by a $4.0 million favorable impact from the movement of currency exchange rates and $2.5 million due to lower local marketing expenditures primarily in EMEA.

General and administrative expenses decreased by $10.9 million, or 3%, to $397.1 million for fiscal 2009, compared to the prior fiscal year. The decrease was primarily a result of a $14.9 million favorable impact from the movement of currency exchange rates, a $2.4 million decrease in deferred compensation expense, which was fully offset by net losses on investments held in the rabbi trust recorded in other operating (income) expense, net, a $1.8 million decrease in travel and meeting expenses and $2.5 million of other miscellaneous benefits. These factors were partially offset by an increase in stock compensation of $5.0 million, an incremental increase of $3.1 million in amortization of intangible assets associated with the acquisition of restaurants, and a decrease in the amount of bad debt recoveries, net of $2.6 million.

Property Expenses

Total property expenses decreased by $4.0 million, or 6.4%, to $58.1 million for fiscal 2009 compared to the same period in the prior fiscal year, primarily as a result of a $5.2 million favorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees, partially offset by an increase in percentage rent expense generated by worldwide comparable franchise sales growth of 1.4% (in constant currencies).

Other operating (income) expense, net

Other operating expense, net, for fiscal 2009 of $5.8 million includes $6.8 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of forward contracts used to hedge the currency exchange impact on such assets, $3.9 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses, $1.8 million of charges associated with the acquisition of franchise restaurants primarily from a large franchisee in the U.S. and $1.8 million of miscellaneous expenses. These expenses were partially offset by an $8.5 million gain from the disposal of assets and restaurant closures, which includes the refranchising of Company restaurants in the United States and Canada and EMEA.

Income from Operations

	For the
	Fiscal Years
	Ended
	June 30,
	2009	2008

Income from Operations:
United States and Canada	$341.8	$348.2
EMEA/APAC	83.6	91.8
Latin America	37.8	41.4
Unallocated	(123.8)	(127.2)

Total income from operations	$339.4	$354.2

Income from operations decreased by $14.8 million, or 4%, to $339.4 million in fiscal 2009, primarily as a result of an increase in other operating expense, net of $4.9 million, a decrease in Company restaurant margin of $21.1 million and a decrease in net property income of $4.1 million. The decrease in income from operations was partially offset by a $6.2 million increase in franchise revenues, reflecting franchise comparable sales growth of 1.4% (in constant currencies) and an increase in the effective royalty rate in the U.S and a $9.1 million decrease in selling, general and administrative expenses. (See Note 22 to our audited condensed consolidated financial statements for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).

For fiscal 2009, the unfavorable impact on revenues from the movement of currency exchange rates was offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $14.9 million.

In the United States and Canada, income from operations decreased by $6.4 million, or 2%, to $341.8 million in fiscal 2009, compared to the same period in the prior fiscal year, primarily as a result of an increase in other operating expense, net of $9.3 million, an increase in selling, general and administrative expenses of $7.3 million and a decrease in net property income of $0.4 million, partially offset by an increase in Company restaurant margin of $7.2 million and $5.2 million increase in franchise revenues, reflecting franchise comparable sales growth of 0.4% (in constant currencies) and an increase in the effective royalty rate in the U.S.

In EMEA/APAC, income from operations decreased by $8.2 million, or 9%, to $83.6 million in fiscal 2009, primarily as a result of a decrease in Company restaurant margin of $22.2 million, and a decrease in net property income of $2.0 million, partially offset by an increase in other operating income, net of $3.5 million, a $12.2 million decrease in selling, general and administrative expenses and a $0.4 million increase in franchise revenues, reflecting franchise comparable sales growth of 3.3% (in constant currencies). These factors reflect an $11.9 million unfavorable impact from the movement of currency exchange rates.

In Latin America, income from operations decreased by $3.6 million, or 9%, to $37.8 million in fiscal 2009, primarily as a result of a decrease in Company restaurant margin of $6.1 million, partially offset by a $0.9 million decrease in selling, general and administrative expenses, a decrease in other operating expense, net of $0.9 million and a $0.6 million increase in franchise revenues, which reflects franchise comparable sales growth of 2.3% (in constant currencies). These factors reflect a $2.9 million unfavorable impact from the movement of currency exchange rates.

Our unallocated corporate expenses decreased by $3.4 million in fiscal 2009, compared to the same period in the prior fiscal year, primarily as a result of a decrease in general and administrative expenses attributable to savings from cost containment initiatives.

Interest Expense, net

Interest expense, net decreased by $6.6 million during fiscal 2009, compared to the prior fiscal year, primarily reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the fiscal years ended June 30, 2009 and 2008 were 5.1% and 6.02%, respectively, which included the impact of interest rate swaps on 70.6% and 56.0% of our term debt, respectively.

Income Tax Expense

Income tax expense was $84.7 million in fiscal 2009, resulting in an effective tax rate of 29.7% primarily due to the resolution of federal and state audits and tax benefits realized from the dissolution of dormant foreign entities.

See Note 15 to our consolidated financial statements for further information regarding our effective tax rate. See Item 1A “Risk Factors” in Part I of this report for a discussion regarding our ability to utilize foreign tax credits and estimate deferred tax assets.

Net Income

Our net income increased by $10.5 million, or 6%, to $200.1 million in fiscal 2009 compared to the same period in the prior fiscal year, primarily as a result of an $18.7 million decrease in income tax expense, increased franchise revenues of $6.2 million, driven by a net increase in restaurants and positive franchise comparable sales growth, a $9.1 million decrease in selling, general and administrative expenses and the benefit from a $6.6 million decrease in interest expense, net. These factors were partially offset by a net change of $4.9 million in other operating expense, net, a decrease in Company restaurant margin of $21.1 million and a decrease in net property income of $4.1 million.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Revenues

Company Restaurant Revenues

Total Company restaurant revenues increased by $137.9 million, or 8%, to $1.8 billion in fiscal 2008, primarily as a result of the addition of 57 Company restaurants (net of closures and refranchisings) during fiscal 2008 and worldwide Company comparable sales growth of 2.9% (in constant currencies). Approximately $70.2 million, or

51%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates, primarily in EMEA.

In the United States and Canada, Company restaurant revenues increased by $89.8 million, or 8%, to $1.2 billion in fiscal 2008, primarily as a result of a net increase of 87 Company restaurants during fiscal 2008, including the acquisition of 56 franchise restaurants in April 2008, and Company comparable sales growth of 2.6% (in constant currencies) for the period in this segment. Approximately $16.4 million, or 18%, of the increase in Company restaurant revenues was generated by the favorable impact from the movement of foreign currency exchange rates in Canada.

In EMEA/APAC, Company restaurant revenues increased by $39.7 million, or 8%, to $554.9 million in fiscal 2008, primarily as a result of Company comparable sales growth of 3.8% (in constant currencies) for the period in this segment and a $52.6 million favorable impact from the movement of foreign currency exchange rates. Partially offsetting these factors was a decrease in revenues from a net decrease of 37 Company restaurants during fiscal 2008, which was primarily attributable to 15 closures and 16 refranchisings in the U.K.

In Latin America, Company restaurant revenues increased by $8.4 million, or 14%, to $69.1 million in fiscal 2008, primarily as a result of a net increase of seven Company restaurants during fiscal 2008, Company comparable sales growth of 1.8% (in constant currencies) for the period in this segment and a $1.2 million favorable impact from the movement of foreign currency exchange rates.

Franchise Revenues

Total franchise revenues increased by $77.7 million, or 17%, to $537.2 million in fiscal 2008, driven by a net increase of 225 franchise restaurants during fiscal 2008, worldwide franchise comparable sales growth of 5.7% (in constant currencies) for the period and a $16.2 million favorable impact from the movement of foreign currency exchange rates.

In the United States and Canada, franchise revenues increased by $34.3 million, or 12%, to $317.9 million in fiscal 2008, primarily as a result of franchise comparable sales growth of 5.8% (in constant currencies) for the period in this segment and higher effective royalty rates, partially offset by the elimination of royalties from 63 fewer franchise restaurants driven by acquisitions by the Company and closures during fiscal 2008, including the acquisition of 56 franchise restaurants in April 2008.

In EMEA/APAC, franchise revenues increased by $37.9 million, or 28%, to $173.0 million in fiscal 2008, driven by a net increase of 196 franchise restaurants during fiscal 2008, franchise comparable sales growth of 5.6% (in constant currencies) for the period in this segment and a $16.2 million favorable impact from the movement of foreign currency exchange rates.

Latin America franchise revenues increased by $5.5 million, or 13%, to $46.3 million in fiscal 2008, as a result of the net addition of 92 franchise restaurants during fiscal 2008 and franchise comparable sales growth of 4.5% (in constant currencies) for the period in this segment.

Property Revenues

Total property revenues increased by $5.4 million, or 5%, to $121.6 million in fiscal 2008, primarily as a result of worldwide franchise comparable sales growth of 5.7% (in constant currencies) resulting in increased contingent rents and a $2.0 million favorable impact from the movement of foreign currency exchange rates, partially offset by the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees.

In the United States and Canada, property revenues increased by $3.5 million, or 4%, to $88.7 million in fiscal 2008. This increase was driven by increased contingent rent payments from increased franchise sales.

Our EMEA/APAC property revenues increased by $1.9 million, or 6%, to $32.9 million, primarily from increased contingent rents as a result of an increase in franchise sales and a $1.6 million favorable impact from the movement of foreign currency exchange rates, partially offset by the effect of a net reduction in the number of properties we lease or sublease to franchisees in EMEA.

Operating Costs and Expenses

Food, Paper and Product Costs

Total food, paper and product costs increased by $65.1 million, or 13%, to $564.3 million in fiscal 2008, as a result of an 8% increase in Company restaurant revenues, a significant increase in commodity costs and a $21.0 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, food, paper and product costs increased 1.3% to 31.4%, primarily due to the increase in commodity and other food costs in the United States and Canada.

In the United States and Canada, food, paper and product costs increased by $48.1 million, or 14%, to $381.2 million in fiscal 2008, as a result of an 8% increase in Company restaurant revenues in this segment, a significant increase in commodity costs and a $5.7 million unfavorable impact from the movement of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 1.7% to 32.5%, primarily due to an increase in beef, cheese, chicken and other food costs, partially offset by sales of higher margin products.

In EMEA/APAC, food, paper and product costs increased by $14.3 million, or 10%, to $158.2 million in fiscal 2008, primarily as a result of an 8% increase in Company restaurant revenues in this segment, an increase in commodity costs and a $14.9 million unfavorable impact from the movement of foreign currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 0.6% to 28.5%, reflecting the unfavorable impact from product mix and commodity pressures during fiscal 2008.

In Latin America, food, paper and product costs increased by $2.7 million, or 12%, to $24.9 million in fiscal 2008, as a result of a 14% increase in Company restaurant revenues in this segment. As a percentage of revenues, food, paper and product costs remained relatively unchanged at 36.7% for fiscal 2008 compared to 36.6% for fiscal 2007.

Payroll and Employee Benefits

Payroll and employee benefits costs increased by $42.6 million, or 9%, to $534.7 million in fiscal 2008. This increase was primarily due to the net addition of 57 Company restaurants in fiscal 2008, additional labor needed to service increased traffic, inflationary increases in salaries and wages, increases in fringe benefit costs and a $21.3 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 29.8% in fiscal 2008 compared to 29.7% in fiscal 2007, reflecting inflationary increases in salaries and wages, partially offset by worldwide Company comparable sales growth of 2.9% (in constant currencies) for the period.

In the United States and Canada, payroll and employee benefits costs increased by $27.6 million, or 8%, to $356.7 million in fiscal 2008. This increase was primarily due to the net addition of 87 Company restaurants in fiscal 2008, additional labor needed to service increased traffic, inflationary increases in salaries and wages and a $5.2 million unfavorable impact from the movement of foreign currency exchange rates in Canada. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 30.5% in fiscal 2008 compared to 30.4% in fiscal 2007, reflecting inflationary increases in salaries and wages, partially offset by Company comparable sales growth of 2.6% (in constant currencies) for the period in this segment.

In EMEA/APAC, payroll and employee benefits costs increased by $13.8 million, or 9%, to $169.7 million in fiscal 2008. This increase was primarily due to an increase in temporary staffing, inflationary increases in salaries and wages, increases in fringe benefit costs and a $16.1 million unfavorable impact from the movement of foreign currency exchange rates, partially offset by the net reduction of 37 Company restaurants in fiscal 2008. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased 0.2% to 30.5% as a result of inflationary increases in salaries and wages and increases in fringe benefit costs, partially offset by Company comparable sales growth of 3.8% (in constant currencies) for the period in this segment.

In Latin America, payroll and employee benefits increased by $1.2 million, or 17%, to $8.3 million in fiscal 2008. This increase was primarily due to a net increase of seven Company restaurants during fiscal 2008. As a percentage of Company restaurant revenues, payroll and employee benefits remained relatively unchanged at 11.8% compared to 11.7% in fiscal 2007.

Occupancy and Other Operating Costs

Occupancy and other operating costs increased by $20.9 million, or 5%, to $439.0 million in fiscal 2008. This increase was primarily attributable to the net addition of 57 Company restaurants in fiscal 2008 and a $17.8 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.7% to 24.5% as a result of the benefits realized from the new flexible batch broilers in the United States and Canada, which includes accelerated depreciation expense on the old broilers recorded in fiscal 2007, the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K. (including benefits from the write-off of unfavorable leases) and worldwide Company comparable sales growth of 2.9% (in constant currencies) for the period. These benefits were partially offset by the unfavorable impact of accelerated depreciation expense related to our restaurant reimaging program in the United States and Canada.

In the United States and Canada, occupancy and other operating costs increased by $17.3 million, or 7%, to $271.1 million in fiscal 2008. This increase was primarily driven by the net addition of 87 Company restaurants in fiscal 2008, accelerated depreciation expense related to our restaurant reimaging program and a $4.0 million unfavorable impact from the movement in foreign currency exchange rates in Canada. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.4% to 23.1% primarily as a result of the benefits realized from the accelerated depreciation expense on the old broilers recorded in fiscal 2007 and not recurring this year, and Company comparable sales growth of 2.6% (in constant currencies) for the period in this segment, partially offset by the unfavorable impact of accelerated depreciation expense related to our restaurant reimaging program.

In EMEA/APAC, occupancy and other operating costs increased by $1.3 million, or 1%, to $149.9 million in fiscal 2008. This increase was primarily due to a $13.5 million unfavorable impact from the movement in foreign currency exchange rates, partially offset by the net reduction of 37 Company restaurants in fiscal 2008. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.7% to 27.1%, reflecting the benefits realized from the closure of under-performing restaurants and the refranchising of Company restaurants in the U.K. (including benefits from the write-off of unfavorable leases) as well as Company comparable sales growth of 3.8% (in constant currencies) for the period in this segment.

In Latin America, occupancy and other operating costs increased by $2.3 million, or 15%, to $18.0 million in fiscal 2008 primarily due to the net addition of seven new Company restaurants in fiscal 2008. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.3% to 26.1% primarily as a result of an increase in utilities, property taxes and the cost of information technology upgrades, including POS systems associated with the additional restaurants.

Selling, General and Administrative Expenses

Selling expenses increased by $8.0 million, or 10%, to $91.0 million in fiscal 2008. The increase was primarily attributable to $4.1 million of additional sales promotions and advertising expenses generated by higher Company restaurant revenues, a $4.1 million reduction in the amount of bad debt recoveries compared to the prior year and a $4.1 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA, partially offset by a $4.0 million reduction in the amount of discretionary contributions to advertising funds in EMEA.

General and administrative expenses increased by $18.0 million, or 5%, to $408.5 million in fiscal 2008. The increase was primarily attributable to a $6.2 million increase in stock-based compensation expense, as an additional year of grants is included in the expense amount. In addition, general and administrative expenses increased as a result of a $4.5 million increase in corporate salary, fringe benefits and other employee-related costs, a $4.8 million increase in general corporate travel and meeting costs and a $15.2 million unfavorable impact from the movement of foreign currency exchange rates, primarily in EMEA. These increases were partially offset by a $1.8 million decrease in operating costs, which includes a decrease in rent expense, utility expense and repairs and maintenance and $8.0 million in miscellaneous cost savings and other items, including decreased insurance costs and an increase in the amount of capitalized indirect labor costs on capital projects. Annual stock-based compensation expense is expected to increase through fiscal year 2010, as a result of our adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment” in fiscal 2007, which has resulted in stock-based compensation expense only for awards granted subsequent to our initial public offering. See Note 3 to our Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding our stock-based compensation.

Property Expenses

Property expenses increased by $1.5 million, or 2%, to $62.1 million in fiscal 2008, primarily as a result of an increase in contingent rent expense generated by comparable sales growth in the United States and Canada, as well as a $1.6 million unfavorable impact from the movement of foreign currency exchange rates in EMEA. These increases were partially offset by a net reduction in the number of properties we lease or sublease to franchisees in EMEA. Property expenses were 37% of property revenues in the United States and Canada in both fiscal 2008 and fiscal 2007. Our property expenses in EMEA/APAC approximate our property revenues because most of the EMEA/APAC property operations consist of properties that are subleased to franchisees on a pass-through basis.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was $0.9 million of expense in fiscal 2008, compared to $4.4 million of income in fiscal 2007. Other operating expense, net in fiscal 2008 includes $4.2 million of franchise system distress costs in the U.K., $1.6 million of foreign currency transaction losses, $1.9 million of charges associated with the acquisition of franchise restaurants, $1.0 million in charges for litigation reserves and a loss of $0.7 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies. These costs were partially offset by net gains of $9.8 million from the disposal of assets and restaurant closures, primarily in Germany and the United States, which includes the refranchising of Company restaurants in Germany.

Other operating income, net in fiscal 2007 included a net gain of $4.7 million from the disposal of assets and a gain of $6.8 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies, partially offset by $6.6 million in costs associated with the termination of the Coral Gables Lease, $1.7 million in charges for litigation reserves and $2.9 million in franchise workout costs.

Income from Operations

	For the
	Fiscal Years
	Ended
	June 30,
	2008	2007

Income from Operations:
United States and Canada	$348.2	$339.4
EMEA/APAC	91.8	53.9
Latin America	41.4	35.2
Unallocated	(127.2)	(133.9)

Total Income from Operations	$354.2	$294.6

Income from operations increased by $59.6 million, or 20%, to $354.2 million in fiscal 2008, primarily due to a $77.7 million increase in franchise revenues driven by worldwide franchise comparable sales growth of 5.7% (in constant currencies) for the period and an increase in the effective royalty rate. See Note 22 to our audited consolidated financial statements for segment information disclosed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses, resulting in a $7.6 million net favorable impact on income from operations during fiscal 2008.

In the United States and Canada, income from operations increased by $8.8 million, or 3%, to $348.2 million in fiscal 2008, primarily as a result of a $34.3 million increase in franchise revenues, reflecting franchise comparable sales growth of 5.8% (in constant currencies) for the period in this segment and an increase in the effective royalty rate. This increase was partially offset by higher selling, general and administrative expenses of $316.3 million, driven primarily by increased salaries and wages, fringe benefit costs and increased stock-based compensation expense.

Income from operations in EMEA/APAC increased by $37.9 million, or 70%, to $91.8 million in fiscal 2008, primarily as a result of a $37.9 million increase in franchise revenues, reflecting franchise comparable sales growth of 5.6% (in constant currencies) for the period in this segment and the net increase of 196 franchise restaurants during fiscal 2008. The favorable impact that the movement in foreign currency exchange rates had on revenues was partially offset by the unfavorable impact on operating costs and expenses, resulting in a $7.7 million net favorable impact on income from operations.

Income from operations in Latin America increased by $6.2 million, or 18%, to $41.4 million in fiscal 2008, primarily as a result of an increase in franchise revenues, reflecting comparable sales growth of 4.5% (in constant currencies) for the period in this segment, and a net increase of 92 franchise restaurants during fiscal 2008.

Our unallocated corporate expenses decreased by $6.7 million during fiscal 2008, primarily as a result of non-recurring professional services fees incurred associated with the realignment of our European and Asian businesses during fiscal 2007.

Interest Expense, Net

Interest expense, net decreased by $5.8 million during fiscal 2008, reflecting a reduction in the amount of borrowings outstanding due to early prepayments of our debt and a decrease in rates paid on borrowings during the period. The weighted average interest rates for fiscal 2008 and fiscal 2007 were 6.02% and 6.91%, respectively, which included the impact of interest rate swaps on 56.0% and 57.0% of our term debt, respectively.

Income Tax Expense

Income tax expense was $103.4 million in fiscal 2008. Compared to the same period in the prior fiscal year, our effective tax rate increased slightly by 0.6 percentage points to 35.3%.

See Note 15 to our consolidated financial statements for further information regarding our effective tax rate. See Item 1A “Risk Factors” in Part I of this report for a discussion regarding our ability to utilize foreign tax credits and estimate deferred tax assets.

Net Income

Net income increased by $41.5 million, or 28%, to $189.6 million in fiscal 2008, primarily as a result of a net increase in restaurants and strong comparable sales growth, which increased franchise revenues by $77.7 million, Company restaurant margin by $9.3 million and net property revenues by $5.4 million. We also benefited from a $5.8 million decrease in interest expense. These improvements were partially offset by a $26.0 million increase in selling, general and administrative expenses and a $28.1 million increase in income tax expense.

Liquidity and Capital Resources

Overview

Cash provided by operations was $310.8 million in fiscal 2009, compared to $243.4 million in fiscal 2008.

Our leverage ratio, as defined by our credit agreement, was 1.8x as of June 30, 2009 and 2008. The weighted average interest rate on our term debt for fiscal 2009 was 5.1%, which included the benefit of interest rates swaps on 70.6% of our debt.

For each of the years ended June 30, 2009 and 2008, we paid four quarterly dividends of $0.0625 per share of common stock, resulting in $34.1 million and $34.2 million, respectively, of cash payments to shareholders of record. We paid quarterly dividends of $0.0625 per share of common stock for the third and fourth quarter of the year ended June 30, 2007, resulting in $16.9 million of cash payments to shareholders of record. During the first quarter of fiscal 2010, we declared a quarterly dividend of $0.0625 per share of common stock that is payable on September 30, 2009 to shareholders of record on September 14, 2009.

During fiscal 2009, we repurchased 834,882 shares of common stock under our previously announced share repurchase program at an aggregate cost of $20.0 million, which we will retain in treasury for future use. All of the shares were purchased under the former share repurchase program, which expired on December 31, 2008. During the third quarter of fiscal 2009, our board of directors approved, and we adopted a new share repurchase program to repurchase up to $200 million of our common stock in the open market from time to time prior to December 31, 2010. We intend to use a portion of our excess cash to repurchase shares under our share repurchase program depending on market conditions. No shares have been purchased under the new share repurchase program to date.

We had cash and cash equivalents of $121.7 million and $166.0 million as of June 30, 2009 and 2008, respectively. In addition, as of June 30, 2009, we had a borrowing capacity of $119.4 million under our $150.0 million revolving credit facility.

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

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $310.8 million in fiscal 2009, compared to $243.4 million in fiscal 2008. The $310.8 million provided in fiscal 2009 includes net income of $200.1 million, non-cash items of $165.4 million, which include depreciation and amortization of $98.1 million and a $50.1 million loss on the remeasurement of foreign denominated assets and a $3.8 million change in other long term assets and liabilities, partially offset by a $58.5 million change in working capital. The $58.5 million of cash used from the change in working capital is primarily due to the timing of tax payments, including benefits derived from the dissolution of dormant foreign entities.

The $243.4 million provided in fiscal 2008 includes net income of $189.6 million, non-cash items of $50.2 million, which include depreciation and amortization of $95.6 million, a $55.6 million gain on the remeasurement of foreign denominated assets, and $32.0 million from a change in working capital, partially offset by a change in other long term assets and liabilities of $28.4 million. The $32.0 million of cash generated from the change in working capital is primarily driven by a $20.8 million increase in accounts payable and capital accruals, a decrease of $11.7 million in prepaid advertising and insurance expense and an $11.1 million increase in accrued advertising, partially offset by an increase in accounts receivable of $8.6 million, which is primarily driven by higher sales recognized in fiscal 2008, as compared to the prior fiscal year.

Investing Activities

Cash used for investing activities was $242.0 million in fiscal 2009, compared to $199.3 million in fiscal 2008. The $242.0 million of cash used in fiscal 2009 includes $204.0 million of payments for property and equipment, $67.9 million used for the acquisition of franchised restaurants and $4.4 million used for other investing activities, partially offset by proceeds received from refranchisings, dispositions of assets and restaurant closures of $26.4 million and $7.9 million of principal payments received on direct financing leases.

The $199.3 million of cash used in fiscal 2008 includes $178.2 million of payments for property and equipment, $54.2 million used for the acquisition of franchised restaurants and $1.3 million used for other investing activities, partially offset by proceeds received from refranchisings, dispositions of assets and restaurant closures of $27.0 million and $7.4 million of principal payments received on direct financing leases.

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

	For the
	Fiscal Years Ended
	June 30,
	2009	2008	2007
	(In millions)

New restaurants	$65.4	$55.4	$22.9
Existing restaurants	110.1	102.0	47.4
Other, including corporate	28.5	20.8	17.0

Total	$204.0	$178.2	$87.3

Our capital expenditures increased in fiscal 2009 primarily as a result of a $10.0 million increase in the construction of new Company restaurants and properties leased to franchisees, increased capital spending at our existing restaurants of $8.1 million, including costs associated with our reimaging program, and an increase in other expenditures of $7.8 million, including costs associated with our restaurant support centers in the U.K. and Turkey.

For fiscal 2010, we expect capital expenditures of approximately $175.0 million to $200.0 million to develop new restaurants and properties, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, for operational initiatives in our restaurants and for other corporate expenditures.

Financing Activities

Cash used by financing activities was $105.5 million in fiscal 2009, compared to $62.0 million in fiscal 2008. The $105.5 million of cash used includes $144.3 million of payments on our revolving credit facility, payment of four quarterly cash dividends totaling $34.1 million, stock repurchases of $20.3 million and $7.4 million of payments on capital leases, term debt and other debt. These cash uses were partially offset by $94.3 million of proceeds received from our revolving credit facility, $3.3 million in tax benefits from stock-based compensation and $3.0 million of proceeds from stock option exercises.

The $62.0 million of cash used in fiscal 2008 includes the repayment of term debt of $50.0 million, stock repurchases of $35.4 million, payment of four quarterly cash dividends totaling $34.2 million, and $5.5 million of payments on capital leases and other debt. These cash uses were partially offset by $50.0 million in proceeds received from our revolving credit facility, $9.3 million in tax benefits from stock-based compensation and $3.8 million of proceeds from stock option exercises.

Contractual Obligations and Commitments

The following table presents information relating to our contractual obligations as of June 30, 2009:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Capital lease obligations	$138.1	$14.4	$28.6	$28.0	$67.1
Operating lease obligations	1,628.0	167.1	304.1	323.3	833.5
Unrecognized tax benefits	19.5	3.4	7.2	4.2	4.7
Long-term debt, including current portion and interest(1)	917.0	101.7	813.8	0.4	1.1
Purchase commitments(2)	81.2	80.6	0.6	—	—

Total	$2,783.8	$367.2	$1,154.3	$355.9	$906.4

(1)	We have estimated our interest payments based on (i) current LIBOR rates, (ii) the portion of our debt we converted to fixed rates through interest rate swaps and (iii) the amortization schedule in our credit agreement.

(2)	Includes open purchase orders, as well as commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology and service agreements.

See Notes 15 and 17 to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for information about unrecognized tax benefits and our leasing arrangements, respectively.

As of June 30, 2009, the projected benefit obligation of our U.S. and international defined benefit pension plans exceeded pension assets by $77.2 million. The discount rate used in the calculation of the benefit obligation at June 30, 2009 for the U.S. Plans is derived from a yield curve comprised of the yields of an index of 250 equally-weighted corporate bonds, rated AA or better by Moody’s, which approximates the duration of the U.S. Plans. We made contributions totaling $25.7 million into our pension plans and estimated benefit payments of $6.4 million out of these plans during fiscal 2009. Estimates of reasonably likely future pension contributions are dependent on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements.

Other Commercial Commitments and Off-Balance Sheet Arrangements

We have commitments outstanding and contingent obligations relating to our FFRP Program, guarantees and letters of credit issued in our normal course of business, vendor relationships, litigation and our insurance programs. For information on these commitments and contingent obligations, see Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in fiscal 2009, fiscal 2008 or fiscal 2007. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, restaurant operating expenses, and capital requirements for property and equipment. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

Goodwill and Indefinite-lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in our acquisitions of franchise restaurants, predominately in the United States, which are accounted for as business combinations. Our indefinite-lived intangible asset consists of the Burger King brand (the “Brand”).

We test goodwill and the Brand for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist.

Our impairment test for goodwill requires us to compare the carrying value of a reporting unit with assigned goodwill to its fair value. Our reporting units are defined as our operating segments. If the carrying value of the reporting unit exceeds its fair value, we may be required to record an impairment charge to goodwill. Our impairment test for the Brand consists of a comparison of the carrying value of the Brand to its fair value on a consolidated basis, with impairment equal to the amount by which the carrying value of the Brand exceeds its fair value.

When testing goodwill and the Brand for impairment, we make assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing long-lived assets for impairment, as described above. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

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

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We are subject to routine examination by taxing authorities in these jurisdictions. We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate available evidence to determine if it appears more likely than not that an uncertain tax position will be sustained on an audit by a taxing authority, based solely on the technical merits of the tax position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settling the uncertain tax position.

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

Insurance Reserves

We carry insurance to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and we are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1.0 million) and self insurance, we retain a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR).

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

Stock-based Compensation

Stock-based compensation expense for stock options is estimated on the grant date using a Black-Scholes option pricing model. We only grant non-qualified stock options and do not grant incentive stock options. Our specific weighted average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 3 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Additionally, we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

New Accounting Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately in earnings. SFAS No. 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us will be business combinations with an acquisition date beginning on or after July 1, 2009. The impact that SFAS No. 141R will have on the Company depends in part upon the volume of business acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal year beginning on July 1, 2009. We do not anticipate that the adoption of SFAS No. 160 will have a significant impact on the Company.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). This statement removes the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, and eliminates the exception from applying FASB Interpretation No. 46 (revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Furthermore, SFAS No. 166 establishes specific conditions to account for a transfer of financial assets as a sale, changes the requirements for derecognizing financial assets and requires additional disclosure. SFAS No. 166 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on July 1, 2010. We do not anticipate that the adoption of SFAS No. 166 will have a significant impact on the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN 46 (R) to require an enterprise to perform an analysis to identify the primary beneficiary of a Variable Interest Entity (“VIE”), a qualitatively on-going re-assessment on whether the enterprise is the primary beneficiary of the VIE and additional disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. In addition, this statement revises the methods utilized for determining whether an entity is a VIE and the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on July 1, 2010. We have not yet determined the impact, if any, that SFAS No. 167 will have on our consolidated balance sheet and income statement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 has revised the GAAP hierarchy to include only two levels of GAAP: Authoritative and Non-Authoritative. All of the content included in the FASB Accounting Standards Codificationtm (the “Codification”) will be considered authoritative. SFAS No. 168 is not intended to amend GAAP but codifies previous accounting literature. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009, which for us will be our first quarter ending September 30, 2009. This statement will have no impact on our consolidated balance sheet and income statement, but it will change the referencing of authoritative accounting literature to conform to the Codification.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to financial market risks associated with currency exchange rates, interest rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for speculative purposes, and we have procedures in place to monitor and control their use.

Currency Exchange Risk

Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate Company restaurants, we generally generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. In many countries where we do not have Company restaurants our franchisees pay royalties to us in currencies other than the local currency in which they operate. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal 2009, income from operations would have decreased or increased $12.3 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar.

We have entered into forward contracts intended to hedge our exposure to fluctuations in currency exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in Euros but are also denominated in British Pounds and Canadian Dollars. Fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of income as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to economically hedge, which is also reflected in our condensed consolidated statements of income (See Note 13 to the Consolidated Financial Statements). As of June 30, 2009, we had forward contracts to hedge the net U.S. dollar equivalent of $397.0 million of foreign currency-denominated assets. This U.S. dollar equivalent by currency is as follows: $302.6 million in Euros; $72.3 million in British Pounds, $17.4 million in Canadian Dollars and $4.7 million in Australian Dollars. All foreign currency forward contracts expire prior to June 2010.

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

As of June 30, 2009, we had interest rate swaps with a notional value of $595.0 million that qualify as cash flow hedges. These interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable-rate debt. A 1% change in interest rates on our existing debt of $816.2 million would have resulted in an increase or decrease in interest expense of approximately $2.2 million for fiscal year 2009.

Commodity Price Risk

We purchase certain products, including beef, chicken, cheese, french fries, tomatoes and other commodities which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. Additionally, our ability to recover increased costs is typically limited by the competitive environment in which we operate. We do not utilize commodity option or future contracts to hedge commodity prices and do not have long-term pricing arrangements other than for chicken, which expires in December 2009 and natural gas contracts which expire at various dates during fiscal 2010. As a result, we purchase beef and other commodities at market prices, which fluctuate on a daily basis.

The estimated change in Company restaurant food, paper and product costs from a hypothetical 10% change in average prices of our commodities would have been approximately $58.4 million for fiscal 2009. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Burger King Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Burger King Holdings, Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Holdings, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2 and 15 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions by adopting Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective July 1, 2007. As discussed in notes 2 and 19 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of June 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Miami, Florida
August 27, 2009
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Burger King Holdings, Inc.:

We have audited the internal control over financial reporting of Burger King Holdings, Inc. and subsidiaries (the Company) as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2009, and our report dated August 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Miami, Florida
August 27, 2009
Certified Public Accountants

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of June 30,
	2009	2008
	(In millions, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$121.7	$166.0
Trade and notes receivable, net	130.0	139.3
Prepaids and other current assets, net	86.4	53.5
Deferred income taxes, net	32.5	45.2

Total current assets	370.6	404.0
Property and equipment, net	1,013.2	960.7
Intangible assets, net	1,062.7	1,054.6
Goodwill	26.4	26.6
Net investment in property leased to franchisees	135.3	135.4
Other assets, net	98.9	105.2

Total assets	$2,707.1	$2,686.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$127.0	$129.5
Accrued advertising	67.8	77.2
Other accrued liabilities	220.0	241.9
Current portion of long term debt and capital leases	67.5	7.4

Total current liabilities	482.3	456.0
Term debt, net of current portion	755.6	868.8
Capital leases, net of current portion	65.8	71.2
Other liabilities, net	354.5	360.4
Deferred income taxes, net	74.1	85.6

Total liabilities	1,732.3	1,842.0

Commitments and Contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 134,792,121 and 135,022,753 shares issued and outstanding at June 30, 2009 and 2008, respectively	1.4	1.4
Restricted stock units	—	—
Additional paid-in capital	623.4	600.9
Retained earnings	455.4	289.8
Accumulated other comprehensive loss	(45.9)	(8.4)
Treasury stock, at cost; 2,884,223 and 2,042,887 shares at June 30, 2009 and 2008, respectively	(59.5)	(39.2)

Total stockholders’ equity	974.8	844.5

Total liabilities and stockholders’ equity	$2,707.1	$2,686.5

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended June 30,
	2009	2008	2007
	(In millions, except
	per share data)

Revenues:
Company restaurant revenues	$1,880.5	$1,795.9	$1,658.0
Franchise revenues	543.4	537.2	459.5
Property revenues	113.5	121.6	116.2

Total revenues	2,537.4	2,454.7	2,233.7
Company restaurant expenses:
Food, paper and product costs	603.7	564.3	499.3
Payroll and employee benefits	582.2	534.7	492.1
Occupancy and other operating costs	457.8	439.0	418.0

Total Company restaurant expenses	1,643.7	1,538.0	1,409.4
Selling, general and administrative expenses	490.4	499.5	473.5
Property expenses	58.1	62.1	60.6
Other operating (income) expenses, net (See Note 2)	5.8	0.9	(4.4)

Total operating costs and expenses	2,198.0	2,100.5	1,939.1

Income from operations	339.4	354.2	294.6

Interest expense	57.3	67.1	73.1
Interest income	(2.7)	(5.9)	(6.1)

Total interest expense, net	54.6	61.2	67.0
Loss on early extinguishment of debt	—	—	0.8

Income before income taxes	284.8	293.0	226.8
Income tax expense (See Note 2)	84.7	103.4	78.7

Net income	$200.1	$189.6	$148.1

Earnings per share:
Basic	$1.48	$1.40	$1.11
Diluted	$1.46	$1.38	$1.08
Weighted average shares outstanding:
Basic	134.8	135.1	133.9
Diluted	136.8	137.6	136.8
Dividends per common share	$0.25	$0.25	$0.13

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

		Issued
	Issued	Common	Restricted	Additional		Accumulated Other
	Common	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury
	Stock Shares	Amount	Units	Capital	Earnings	Income (Loss)	Stock	Total
	(In millions, except per share information)

Balances at June 30, 2006	133.0	$1.4	$4.6	$545.2	$3.2	$14.6	$(2.2)	$566.8
Stock option exercises	2.2	—	—	8.2	—	—	—	8.2
Stock option tax benefits	—	—	—	13.5	—	—	—	13.5
Stock-based compensation	—	—	—	4.9	—	—	—	4.9
Treasury stock purchases	—	—	—	—	—	—	(1.6)	(1.6)
Issuance of shares upon settlement of restricted stock units	—	—	(1.8)	1.8	—	—	—	—
Dividend paid on common shares ($0.13 per share)	—	—	—	—	(16.9)	—	—	(16.9)
Comprehensive income:
Net income	—	—	—	—	148.1	—	—	148.1
Foreign currency translation adjustment	—	—	—	—	—	(5.4)	—	(5.4)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $3.4 million	—	—	—	—	—	(5.4)	—	(5.4)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $1.5 million	—	—	—	—	—	(2.5)	—	(2.5)

Total Comprehensive income								134.8
Adjustment to initially apply SFAS No 158, net of tax of $3.7 million	—	—	—	—	—	6.2	—	6.2

Balances at June 30, 2007	135.2	$1.4	$2.8	$573.6	$134.4	$7.5	$(3.8)	$715.9
Stock option exercises	1.2	—	—	3.8	—	—	—	3.8
Stock option tax benefits	—	—	—	9.3	—	—	—	9.3
Stock-based compensation	—	—	—	11.4	—	—	—	11.4
Treasury stock purchases	(1.4)	—	—	—	—	—	(35.4)	(35.4)
Issuance of shares upon settlement of restricted stock units	—	—	(2.8)	2.8	—	—	—	—
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34.2)	—	—	(34.2)
Comprehensive income:
Net income	—	—	—	—	189.6	—	—	189.6
Foreign currency translation adjustment	—	—	—	—	—	(1.7)	—	(1.7)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $3.9 million	—	—	—	—	—	(6.4)	—	(6.4)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $1.1 million	—	—	—	—	—	(1.3)	—	(1.3)
Pension and post-retirement benefit plans, net of tax of $4.5 million	—	—	—	—	—	(6.5)	—	(6.5)

Total Comprehensive income								173.7

Balances at June 30, 2008	135.0	$1.4	$—	$600.9	$289.8	$(8.4)	$(39.2)	$844.5
Stock option exercises	0.6	—	—	3.0	—	—	—	3.0
Stock option tax benefits	—	—	—	3.3	—	—	—	3.3
Stock-based compensation	—	—	—	16.2	—	—	—	16.2
Treasury stock purchases	(0.8)	—	—	—	—	—	(20.3)	(20.3)
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34.1)	—	—	(34.1)
Comprehensive income:
Net income	—	—	—	—	200.1	—	—	200.1
Foreign currency translation adjustment	—	—	—	—	—	(6.0)	—	(6.0)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $10.6 million	—	—	—	—	—	(16.8)	—	(16.8)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.4 million	—	—	—	—	—	(0.9)	—	(0.9)
Pension and post-retirement benefit plans, net of tax of $9.2 million	—	—	—	—	—	(13.8)	—	(13.8)

Total Comprehensive income	—	—	—	—	—	—	—	162.6
Adjustment to adopt measurement provision under SFAS No 158, net of tax of $0.2 million	—	—	—	—	(0.4)	—	—	(0.4)

Balances at June 30, 2009	134.8	$1.4	$—	$623.4	$455.4	$(45.9)	$(59.5)	$974.8

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2009	2008	2007
		(In millions)

Cash flows from operating activities:
Net income	$200.1	$189.6	$148.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.1	95.6	88.8
Impairment of long-lived assets	0.5	—	—
Gain on hedging activities	(1.3)	(2.0)	(3.9)
Loss (gain) on remeasurement of foreign denominated transactions	50.1	(55.6)	(26.2)
Gain on refranchisings and dispositions of assets	(11.0)	(16.8)	(11.4)
Bad debt expense net of recoveries	0.7	(2.7)	(4.4)
Loss on early extinguishment of debt	—	—	1.3
Stock-based compensation	16.2	11.4	4.9
Deferred income taxes	12.1	20.3	13.6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	2.1	(8.6)	(13.2)
Prepaids and other current assets	(35.4)	14.9	(16.7)
Accounts and drafts payable	3.3	20.8	5.0
Accrued advertising	(7.7)	11.1	14.4
Other accrued liabilities	(20.8)	(6.2)	(101.4)
Other long-term assets and liabilities, net	3.8	(28.4)	11.5

Net cash provided by operating activities	310.8	243.4	110.4

Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(349.9)
Proceeds from sale of available-for-sale securities	—	—	349.9
Payments for property and equipment	(204.0)	(178.2)	(87.3)
Proceeds from refranchisings, disposition of assets and restaurant closures	26.4	27.0	22.0
Payments for acquired franchisee operations, net of cash acquired	(67.9)	(54.2)	(16.9)
Return of investment on direct financing leases	7.9	7.4	6.7
Other investing activities	(4.4)	(1.3)	(1.9)

Net cash used for investing activities	(242.0)	(199.3)	(77.4)

Cash flows from financing activities:
Repayments of term debt and capital leases	(7.4)	(55.5)	(130.8)
Borrowings under revolving credit facility and other	94.3	50.0	0.7
Repayments of revolving credit facility	(144.3)	—	—
Proceeds from stock option exercises	3.0	3.8	8.2
Dividends paid on common stock	(34.1)	(34.2)	(16.9)
Excess tax benefits from stock-based compensation	3.3	9.3	13.5
Repurchases of common stock	(20.3)	(35.4)	(1.6)

Net cash used for financing activities	(105.5)	(62.0)	(126.9)

Effect of exchange rates on cash and cash equivalents	(7.6)	14.4	4.6
Decrease in cash and cash equivalents	(44.3)	(3.5)	(89.3)
Cash and cash equivalents at beginning of year	166.0	169.5	258.8

Cash and cash equivalents at end of year	$121.7	$166.0	$169.5

Supplemental cashflow disclosures:
Interest paid(1)	$56.0	$64.6	$61.0
Income taxes paid(2)	$112.3	$73.5	$150.6
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$2.2	$9.3	$8.0
Net investment in direct financing leases	$12.2	$2.3	$2.5

(1)	Amount for the year ended June 30, 2007 is net of $13.0 million received upon termination of interest rate swaps.

(2)	Amount for the year ended June 30, 2007 includes $82.0 million in income taxes incurred, resulting from the realignment of the Company’s European and Asian businesses.

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Organization

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

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company had consolidated, in accordance with the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” one joint venture that operated restaurants where the Company was a 49% partner, but was deemed to be the primary beneficiary, as the joint venture agreement provided protection to the joint venture partner from absorbing expected losses. This joint venture was dissolved on June 30, 2008 and, effective July 1, 2008, these restaurants have been operated as Company restaurants. The results of operations of this joint venture are not material to the Company’s results of operations and financial position.

Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported Net Income. (See significant accounting policies for Income Taxes.)

Concentrations of Risk

The Company’s operations include Company and franchise restaurants located in 73 countries and U.S. territories. Of the 11,925 restaurants in operation as of June 30, 2009, 1,429 were Company restaurants and 10,496 were franchise restaurants.

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

Foreign Currency Translation

The functional currency of each foreign subsidiary is generally the local currency. Foreign currency balance sheets are translated using the end of period exchange rates, and statements of income are translated at the average exchange rates for each period. The resulting translation adjustments to the balance sheets are recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign Currency Transaction Gain or Losses

Foreign currency transaction gains or losses resulting from the re-measurement of foreign-denominated assets and liabilities of the Company or its subsidiaries are reflected in earnings in the period when the exchange rates change and are included within other operating (income) expenses, net in the Consolidated Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less and credit card receivables.

Auction Rate Securities Available for Sale

Auction rate securities represent long-term variable rate bonds tied to short-term interest rates that are reset through a “dutch auction” process, which occurs every seven to 35 days, and are classified as available for sale securities. Since the auction rate securities have long-term maturity dates and there is no guarantee the holder will be able to liquidate its holding, they do not meet the definition of cash equivalents and, accordingly, are recorded as investments. There were no auction rate securities outstanding as of June 30, 2009 and 2008 and the Company did not purchase or sell auction rate securities during the years ended June 30, 2009 and 2008. The Company purchased and sold auction rate securities in the amount of $349.9 million during the year ended June 30, 2007.

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

Notes receivable represent loans made to franchisees arising from re-franchisings of Company restaurants, sales of property, and in certain cases when past due trade receivables from franchisees are restructured into an interest-bearing note. Trade receivables which are restructured to interest-bearing notes are generally already fully reserved, and as a result, are transferred to notes receivable at a net carrying value of zero. Notes receivable with a carrying value greater than zero are written down to net realizable value when it is probable or likely that the Company is unable to collect all amounts due under the contractual terms of the loan agreement.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying consolidated balance sheets.

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

The Company also enters into capital leases as lessor. Capital leases meeting the criteria of direct financing leases are recorded on a net basis, consisting of the gross investment and residual value in the lease less the unearned income. Unearned income is recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease. Direct financing leases are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based on the payment history under the lease.

The Company records rent expense and income for operating leases that contain rent holidays or scheduled rent increases on a straight-line basis over the lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments.

Favorable and unfavorable operating leases were recorded in 2002 as part of the acquisition of BKC by private equity funds controlled by TPG Capital, Bain Capital Partners and the Goldman Sachs Funds (“the Sponsors”) and subsequent acquisitions of franchise restaurants. The Company amortizes these favorable and unfavorable leases on a straight-line basis over the remaining term of the leases. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain in the consolidated statements of income.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the Company’s acquisitions of franchise restaurants, which are accounted for as business combinations. The Company’s indefinite-lived intangible asset consists of the Burger King brand (the “Brand”), which was recorded as part of the acquisitions of BKC by the Sponsors.

Goodwill and the Brand are not amortized, but are tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. The impairment test for goodwill requires the Company to compare the carrying value of a reporting unit (with assigned goodwill) to its fair value. The Company’s reporting units are its operating segments, as defined under FASB Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures About Segments of an Enterprise and Related Information.” If the carrying value of the reporting unit exceeds its estimated fair value, the Company may be required to record an impairment charge to goodwill.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The impairment test for the Brand consists of a comparison of the carrying value of the Brand to its fair value as a global unit of accounting, with impairment, if any, equal to the amount by which the carrying value exceeds its fair value.

The Company performs its impairment testing of goodwill and the Brand as of the beginning of its fourth fiscal quarter. No impairment charges resulted from these impairment tests for the years ended June 30, 2009, 2008 and 2007.

Long-Lived Assets

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB No. 157”, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer the adoption of SFAS No. 157 for such items under this provision until its quarter ending September 30, 2009. For the Company these items primarily include long-lived assets, goodwill and intangibles for which fair value would be determined as part of the related impairment tests, intangible assets measured at fair value in conjunction with the Company’s acquisition of BKC on December 12, 2002, but not measured at fair value in subsequent periods, and asset retirement obligations initially measured at fair value under SFAS No. 143, “Asset Retirement Obligations.” The Company does not currently anticipate that full adoption of SFAS No. 157 in fiscal 2010 will materially impact the Company’s results of operations or financial condition.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used in measuring fair value as follows:

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Certain of the Company’s derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves, option volatilities and currency rates, classified as Level 2 within the valuation hierarchy. In accordance with the requirements of SFAS No. 157, derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The carrying amounts for cash and equivalents, trade accounts and notes receivable and accounts and drafts receivable approximate fair value based on the short-term nature of these accounts.

Restricted investments, consisting of investment securities held in a rabbi trust to invest compensation deferred under the Company’s Executive Retirement Plan and fund future deferred compensation obligations, are carried at fair value, with net unrealized gains and losses recorded in the Company’s consolidated statements of income. The fair value of these investment securities are determined using quoted market prices in active markets.

At June 30, 2009, the fair value of the Company’s variable rate term debt was estimated at $791.9 million, compared to a carrying amount of $816.4 million. This fair value was estimated using quoted market prices and are similar to Level 2 inputs within the SFAS No. 157 valuation hierarchy.

Revenue Recognition

Revenues include retail sales at Company restaurants and franchise and property revenues. Franchise revenues include royalties and initial and renewal franchise fees. Property revenues include rental income from operating lease rentals and earned income on direct financing leases on property leased or subleased to franchisees. Retail sales at Company restaurants are recognized at the point of sale and royalties from franchisees are based on a percentage of retail sales reported by franchisees. The Company presents sales net of sales tax and other sales-related taxes. Royalties are recognized when collectibility is reasonably assured. Initial franchise fees are recognized as revenue when the related restaurant begins operations. A franchisee may pay a renewal franchise fee and renew its franchise for an additional term. Renewal franchise fees are recognized as revenue upon receipt of the non-refundable fee and execution of a new franchise agreement. The cost recovery accounting method is used to recognize revenues for franchisees for whom collectibility is not reasonably assured. Rental income on operating lease rentals and earned income on direct financing leases are recognized when collectibility is reasonably assured.

Advertising and Promotional Costs

The Company expenses the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred.

Franchise restaurants and Company restaurants contribute to advertising funds managed by the Company in the United States and certain international markets where Company restaurants operate. Under the Company’s franchise agreements, contributions received from franchisees must be spent on advertising, marketing and related activities, and result in no gross profit recognized by the Company. Advertising expense, net of franchisee contributions, totaled $93.3 million for the year ended June 30, 2009, $91.5 million for the year ended June 30, 2008, and $87.5 million for the year ended June 30, 2007, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are accounted for as a deferred liability and are recorded in accrued advertising in the accompanying consolidated balance sheets.

Franchisees in markets where no Company restaurants operate contribute to advertising funds not managed by the Company. Such contributions and related fund expenditures are not reflected in the Company’s results of operations or financial position.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

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

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company had no material change to its unrecognized tax benefits.

During fiscal year 2009, the Company changed its classification of transaction gains and losses resulting from the remeasurement of foreign deferred tax assets, reflected in its consolidated statements of income. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities may be reported separately or included in deferred tax expense or benefit, if that presentation is considered more useful. In that regard, in order to (i) reduce complexity in financial reporting by mitigating the impact that fluctuations in exchange rates have on the calculation of the Company’s effective tax rate, (ii) provide clarity by reducing the impact attributable to fluctuations in exchange rates on the Company’s effective tax rate, leaving remaining differences between expected and actual tax expense primarily related to trends in earnings, and (iii) provide transparency to its financial statements by isolating foreign exchange transaction gains and losses within the same line in the consolidated statements of income, the Company believes it to be preferable to reclassify the foreign exchange transaction gains and losses attributable to the remeasurement of foreign deferred tax assets, previously included within income tax expense, to other operating (income) expense, net. For the year ended June 30, 2007, this change in accounting policy resulted in an increase to income tax expense of $3.4 million, with a corresponding increase in net gains from foreign exchange transactions, included in other operating (income) expense, net. For the year ended June 30, 2008, the impact of this change in accounting policy was not significant. This accounting policy change had no effect on net income for the periods presented.

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

Stock options granted by the Company typically contain only a service condition for vesting. For performance-based restricted stock and restricted stock units (“PBRS”) and restricted stock units (“RSU”) awards, vesting is based both on a performance condition and a service condition. For awards granted subsequent to the Company’s adoption of SFAS No. 123R that have a cliff-vesting schedule, stock-based compensation cost is recognized ratably over the requisite service period. For awards with a graded vesting schedule, where the award vests in increments during the requisite service period, the Company has elected to record stock-based compensation cost over the requisite service period for the entire award, in accordance with the SFAS No. 123R.

Retirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” — an amendment of FASB Statement No. 87, 88, 106, 132 ( R), (“SFAS No. 158”). In the fourth quarter of fiscal year 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158. Additionally, SFAS No. 158 requires measurement of the funded status of pension and postretirement plans as of the date of the Company’s fiscal year end effective for the fiscal year ending June 30, 2009. The Company’s plans had measurement dates that did not coincide with its fiscal year end and thus the Company was required to change their measurement dates in fiscal 2009.

SFAS No. 158 required the Company to recognize the funded status of its pension and postretirement plans in the June 30, 2007 consolidated balance sheet, with a corresponding adjustment to Accumulated other comprehensive income (loss), net of tax. The impact of adopting these provisions of SFAS No. 158 was an after tax reduction of shareholders’ equity of $6.2 million in fiscal year 2007. Subsequent to the adoption of SFAS No. 158, gains or losses and prior service costs or credits are being recognized as they arise as a component of other comprehensive income (loss) to the extent they have not been recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106 “Employers’ Accounting for Post retirement benefits Other than Pensions”. In the fourth quarter of fiscal year 2009, the Company adopted the measurement date provisions of SFAS No. 158 and recorded a decrease to retained earnings of $0.4 million after tax related to its pension plans and postretirement medical plan.

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

The Company also maintains an Executive Retirement Plan (“ERP”) for all officers and senior management. Officers and senior management may elect to defer up to 50% of base pay once 401(k) limits are reached and up to 100% of incentive pay on a before-tax basis under the ERP. BKC provides a dollar-for-dollar match up to the first 6% of base pay. Additionally, the Company may make a discretionary contribution ranging from 0% to 6% based on the Company’s performance. The total deferred compensation liability related to the ERP was $17.9 million and $20.2 million at June 30, 2009 and 2008, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Effective July 1, 2007, the Company funded $21.7 million into a rabbi trust established to invest compensation deferred under the ERP and fund future deferred compensation obligations. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes and are classified as restricted investments within other assets, net in the Company’s consolidated balance sheets. The rabbi trust is required to be consolidated into the Company’s consolidated financial statements in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Prior to July 1, 2007, participants received a fixed return from the Company on amounts they deferred under the deferred compensation plan. Subsequent to July 1, 2007, participants receive returns on amounts they deferred under the deferred compensation plan based on investment elections they make.

The investment securities in the rabbi trust have been designated by the Company as trading securities and are carried at fair value as restricted investments within other assets, net in the Company’s consolidated balance sheets, with unrealized trading gains and losses recorded in earnings. The fair value of the investment securities held in the rabbi trust was $17.9 million and $20.2 million as of June 30, 2009 and 2008, respectively. Net unrealized trading gains and losses, which totaled $2.3 million and $1.3 million for the years ended June 30, 2009 and 2008, respectively, are recorded in other operating (income) expense, net, in the Company’s consolidated statements of income. The financial impact on the Company’s consolidated statements of income from unrealized trading gains and losses on investments in the rabbi trust is completely offset by a corresponding change in compensation expense, which is reflected in selling, general and administrative expenses in the Company’s consolidated statements of income.

Amounts recorded in the consolidated statements of income representing the Company’s matching contributions to the Savings Plan and the ERP for the years ended June 30, 2009, 2008 and 2007 totaled $3.5 million, $4.3 million and $3.8 million, respectively.

Note 3.	Stock-based Compensation

Prior to February 16, 2006, the date the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, or SEC (for its initial public offering, which occurred on May 18, 2006) (the “Registration Statement”), the Company accounted for stock-based compensation in accordance with the intrinsic-value method of APB No. 25. Under the intrinsic value method of APB No. 25, stock options were granted at fair value, with no compensation cost being recognized in the financial statements over the vesting period. In addition, the Company issued restricted stock units under APB No. 25 and recognized compensation cost over the vesting period of the awards. Under the pro forma disclosure required by SFAS No. 123, compensation expense for stock options was measured by the Company using the minimum value method, which assumed no volatility in the Black-Scholes model used to calculate the option’s fair value.

As a result of filing the Registration Statement, the Company transitioned from a non-public entity to a public entity under SFAS No. 123R. Since the Company applied SFAS No. 123 pro forma disclosure for stock options using the minimum value method prior to becoming a public entity, SFAS No. 123R required that the Company adopt SFAS 123R using a combination of the prospective and modified prospective methods. The Company was required to apply the prospective method for those stock options granted prior to the Company filing the Registration Statement, as the Company used the minimum value method for these awards for disclosure under SFAS No. 123. Under the prospective method, any unrecognized compensation cost relating to these stock options was required to be recognized in the financial statements subsequent to the adoption of SFAS No. 123R, using the same method of recognition and measurement originally applied to these options. Since no compensation cost was recognized by the Company in the financial statements for these stock options under APB No. 25, no compensation cost has been or will be recognized for these stock options after the Company’s adoption of SFAS No. 123R on July 1, 2006, unless such options are modified. For stock options granted subsequent to the filing of the Registration Statement, but prior to the SFAS No. 123R adoption date, the Company was required to apply the modified

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

prospective method, in which compensation expense was recognized for any unvested portion of the awards granted between the filing of the Registration Statement and the adoption date of SFAS No. 123R over the remaining vesting period of the awards.

On July 1, 2006, the Company adopted SFAS No. 123R, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant.

Non-qualified stock option awards (“stock options”) granted by the Company expire 10 years from the grant date and generally vest ratably over a four to five-year service period commencing on the grant date. In August 2008, the Company granted stock options covering approximately 1.2 million shares to eligible employees. Nonvested shares granted by the Company consist of restricted stock and RSU, PBRS awards and deferred shares issued to non-employee members of the Company’s Board of Directors. RSU’s generally vest ratably over a two to five year service period commencing on the grant date. In August 2008, the Company granted PBRS awards covering approximately 0.4 million shares of common stock to eligible employees. The number of PBRS awards that actually vest are determined based on achievement of a Company performance target for the year ended June 30, 2009. The PBRS primarily have a three or four-year vesting period, which includes the one-year performance period.

The Company recorded $16.2 million, $11.4 million and $4.9 million of stock-based compensation expense in the years ended June 30, 2009, 2008 and 2007, respectively. In accordance with SFAS No. 123R, tax benefits realized for tax deduction from stock options exercised of $3.3 million, $9.3 million and $13.5 million in the years ended June 30, 2009, 2008 and 2007, respectively, are reported as financing cash flows.

Equity Incentive Plan and 2006 Omnibus Incentive Plan

The Company’s Equity Incentive Plan and 2006 Omnibus Incentive Plan (collectively, “the Plans”) permit the grant of stock-based compensation awards including stock options, RSU’s, deferred shares and PBRS to participants for up to 20.8 million shares of the Company’s common stock. Awards are granted with an exercise price or market value equal to the closing price of the Company’s common stock on the date of grant. The number of shares available to be granted under the Plans totaled approximately 5.1 million, as of June 30, 2009. The Company satisfies share-based exercises and vesting through the issuance of authorized but previously unissued shares of the Company’s stock or treasury shares. Nonvested shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

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

The fair value of each stock option granted under the Plans during the years ended June 30, 2009, 2008, and 2007 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Years Ended June 30,
	2009	2008	2007

Risk-free interest rate	3.33%	4.40%	5.34%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	31.80%	29.35%	33.01%
Expected dividend yield	0.96%	1.07%	0.00%

A summary of stock option activity under the Plans as of and for the year ended June 30, 2009 is as follows:

				Weighted Average
	Total	Weighted	Total	Remaining
	Number of	Average	Intrinsic	Contractual Term
	Options	Exercise Price	Value	(Yrs)
	(In 000’s)		(In 000’s)

Options outstanding as of July 1, 2008	5,425.2	$12.89	$75,446.0	7.15
Granted	1,234.1	$25.99
Pre-vest cancels	(166.5)	$19.71
Exercised	(564.0)	$5.62
Post-vest cancels	(2.8)	$22.42

Options outstanding as of June 30, 2009	5,926.0	$16.10	$26,861.4	6.83

Options exercisable as of June 30, 2009	2,866.7	$10.37	$22,749.0	5.62

The weighted average grant date fair value of stock options granted was $8.54, $7.99 and $6.71 in the years ended June 30, 2009, 2008 and 2007, respectively. The total intrinsic value of stock options exercised was $11.4 million, $14.4 million and $30.5 million in the years ended June 30, 2009 and 2008, respectively.

For the years ended June 30, 2009, 2008 and 2007, proceeds from stock options exercised were $3.1 million, $3.8 million and $9.0 million, respectively, and actual tax benefits realized for tax deductions from stock options exercised were $3.3 million, $9.3 million and $14.0 million, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of nonvested share activity under the Plans, which includes RSU’s, Deferred Stock Awards, and PBRS awards, as of and for the year ended June 30, 2009 is as follows:

		Weighted
		Average
	Total	Grant
	Number of	Date Fair
	Nonvested Shares	Value
	(In 000’s)

Nonvested shares outstanding as of July 1, 2008	1,305.5	$18.74
Granted	606.9	$25.10
Vested & settled	(55.9)	$19.61
Pre-vest cancels	(88.1)	$20.69

Nonvested shares outstanding as of June 30, 2009	1,768.4

Nonvested shares unvested as of June 30, 2009	1,642.2

The weighted average grant date fair value of nonvested shares granted during the years ended June 30, 2009, 2008 and 2007 were $25.10, $23.95, and $14.36, respectively. The total intrinsic value of grants which have vested and settled was $1.1 million, $14.3 million and $6.5 million in the years ended June 30, 2009, 2008,and 2007, respectively.

As of June 30, 2009, there was $31.3 million of total unrecognized compensation cost related to stock options and nonvested shares granted under the Plans. That cost is expected to be recognized in the Company’s financial statements over a weighted-average period of 1.74 years.

For the years ended June 30, 2009, 2008, and 2007, the fair value of shares withheld by the Company to meet employees’ minimum statutory withholding tax requirements on the settlement of RSU’s was $0.3 million, $4.1 million and $2.0 million, respectively.

Note 4.	Acquisitions, Closures and Dispositions

Acquisitions

All acquisitions of franchise restaurants are accounted for using the purchase method of accounting under SFAS No. 141 and guidance under EITF Issue No. 04-1, “Accounting for Pre-existing Relationships between parties to a Business Combination.” These acquisitions are summarized as follows (in millions, except for number of restaurants):

	Years Ended June 30,
	2009	2008	2007

Number of restaurants acquired	87	83	64
Prepaids and other current assets	$1.0	$1.0	$0.9
Property and equipment, net	14.6	13.3	10.2
Goodwill and other intangible assets	55.7	47.5	11.7
Assumed liabilities	(3.4)	(7.6)	(5.9)

Total purchase price	$67.9	$54.2	$16.9

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 20). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

	Years Ended June 30,
	2009	2008	2007

Number of restaurant closures	19	29	24
Number of refranchisings	51	38	15
Net gain on restaurant closures, refranchisings and dispositions of assets	$(8.5)	$(9.8)	$(4.7)

Included in the net gain on restaurant closures, refranchisings and dispositions of assets for the year ended June 30, 2009 is a $5.4 million gain from the refranchising of Company restaurants in the U.S. and Germany. Included in the net gain on restaurant closures, refranchisings and dispositions of assets for the year ended June 30, 2008 is a $9.0 million gain from the refranchising of Company restaurants, primarily in Germany.

Note 5.	Franchise Revenues

Franchise revenues consist of the following (in millions):

	Years Ended June 30,
	2009	2008	2007

Franchise royalties	$518.2	$512.6	$438.3
Initial franchise fees	13.8	13.2	11.5
Renewal franchise fees and other related fees	11.4	11.4	9.7

Total	$543.4	$537.2	$459.5

Note 6.	Trade and Notes Receivable, Net

Trade and notes receivable, net, consists of the following (in millions):

	As of June 30,
	2009	2008

Trade accounts receivable	$146.3	$157.4
Notes receivable, current portion	5.5	4.9

	151.8	162.3
Allowance for doubtful accounts	(21.8)	(23.0)

Total, net	$130.0	$139.3

The change in allowances for doubtful accounts is as follows:

	Years Ended June 30,
	2009	2008	2007

Beginning balance	$23.0	$28.6	$32.3
Provision (recoveries) for doubtful accounts, net	0.7	(2.7)	(4.4)
Write-offs	(1.9)	(2.9)	0.7

Ending balance	$21.8	$23.0	$28.6

Note 7.	Prepaids and Other Current Assets, net

Included in prepaids and other current assets, net were refundable income taxes of $39.3 million and zero as of June 30, 2009 and 2008, respectively, inventories totaling $15.8 million for each of the year ended June 30, 2009,

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and 2008 and prepaids of $31.3 million and $37.7 million as of June 30, 2009 and 2008, respectively. Refundable income taxes for fiscal 2009 were primarily generated as a result of tax benefits realized from the dissolution of dormant foreign entities.

Note 8.	Property and Equipment, Net

Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

		As of June 30,
		2009	2008

Land		$390.3	$388.5
Buildings and improvements(1)	(up to 40 years)	697.1	634.2
Machinery and equipment(2)	(up to 18 years)	293.8	279.4
Furniture, fixtures, and other	(up to 10 years)	132.8	122.1
Construction in progress		106.6	85.7

		$1,620.6	$1,509.9
Accumulated depreciation and amortization(3)		(607.4)	(549.2)

Property and equipment, net		$1,013.2	$960.7

(1)	Buildings and improvements include assets under capital leases of $75.6 million and $79.4 million as of June 30, 2009 and 2008, respectively.

(2)	Machinery and equipment include assets under capital leases of $1.8 million and $3.6 million as of June 30, 2009 and 2008, respectively.

(3)	Accumulated depreciation related to capital leases totaled $34.1 million and $33.4 million as of June 30, 2009 and 2008, respectively.

Depreciation and amortization expense on property and equipment totaled $110.1 million, $116.6 million and $110.6 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Construction in progress represents new restaurant construction, reimaging (demolish and rebuild) and remodeling of existing and acquired restaurants.

Note 9.	Intangible Assets, Net and Goodwill

The Burger King Brand, which had a carrying value of $905.1 million and $934.8 million as of June 30, 2009 and 2008, respectively, is the Company’s only intangible asset with an indefinite life. The decrease in the net carrying value of the Brand is primarily attributable to a $29.7 million impact from foreign currency translation on the value of the Brand recorded in the Company’s EMEA/APAC reporting segment. Goodwill had a carrying value of $26.4 million and $26.6 million as of June 30, 2009 and 2008, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The table below presents intangible assets subject to amortization, along with their useful lives (in millions):

		As of June 30,
		2009	2008

Franchise agreements	up to 26 years	$140.6	$109.8
Favorable leases	up to 20 years	48.8	35.8

		$189.4	$145.6
Accumulated amortization		(31.8)	(25.8)

Total, Net		$157.6	$119.8

The $30.8 million and $13.0 million increase in the value of franchise agreements and favorable leases, respectively, is attributable to the acquisition of franchise restaurants in the year ended June 30, 2009.

As of June 30, 2009, estimated future amortization expense of intangible assets subject to amortization for each of the years ended June 30, is $8.4 million in 2010 and 2011, $8.3 million in 2012 and 2013, $8.2 million in 2014 and $116.0 million thereafter.

Note 10.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in millions):

	Years Ended June 30,
	2009	2008	2007

Numerator:
Numerator for basic and diluted earnings per share:
Net income	$200.1	$189.6	$148.1

Denominator:
Weighted average shares — basic	134.8	135.1	133.9
Effect of dilutive securities	2.0	2.5	2.9

Weighted average shares — diluted	136.8	137.6	136.8

Basic earnings per share	$1.48	$1.40	$1.11
Diluted earnings per share	$1.46	$1.38	$1.08

For the years ended June 30, 2009, 2008 and 2007 there were 2.4 million, 0.8 million and 1.4 million anti-dilutive stock options outstanding, respectively.

Note 11.	Other Accrued Liabilities and Other Liabilities

Included in other accrued liabilities (current) as of June 30, 2009 and 2008, were accrued payroll and employee-related benefit costs totaling $69.4 million and $84.2 million, respectively. The decrease in payroll and employee-related benefit costs of $14.8 million is primarily due to the timing of payroll periods during fiscal 2009, as compared to prior fiscal year.

Included in other liabilities (non-current) as of June 30, 2009 and 2008, were accrued pension liabilities of $54.0 million and $53.8 million, respectively; interest rate swap liabilities of $32.4 million and $10.1 million, respectively; casualty insurance reserves of $27.7 million and $27.6 million, respectively; retiree health benefits of $21.1 million and $21.4 million, respectively; and liabilities for unfavorable leases of $155.5 million and $189.6 million, respectively. The $34.1 million decrease in liabilities for unfavorable leases is primarily attributable to amortization taken during fiscal year 2009 and an $11.6 million impact from foreign currency translation.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Long-Term Debt

Long-term debt is comprised of the following:

	As of June 30,
	2009	2008

Term Loan A	$150.0	$152.5
Term Loan B-1	666.2	666.2
Revolving Credit Facility	—	50.0
Other	2.1	2.4

Total debt	818.3	871.1
Less: current maturities of debt	(62.7)	(2.3)

Total long-term debt	$755.6	$868.8

The Company’s credit facility consists of term loans A and B-1 and a revolving credit facility (“credit facility”).

The interest rate under Term Loan A and the revolving credit facility is, at the Company’s option, either (a) the greater of the federal funds effective rate plus 0.50% or the prime rate (“ABR”), plus a rate not to exceed 0.75%, which varies according to the Company’s leverage ratio or (b) LIBOR plus a rate not to exceed 1.75%, which varies according to Company’s leverage ratio. The interest rate for Term Loan B-1 is, at the Company’s option, either (a) ABR, plus a rate of 0.50% or (b) LIBOR plus 1.50%, in each case so long as the Company’s leverage ratio remains at or below certain levels (but in any event not to exceed 0.75% in the case of ABR loans and 1.75% in the case of LIBOR loans). The weighted average interest rates related to the Company’s term debt was 5.1% and 6.3% for the years ended June 30, 2009 and June 30, 2008, respectively, which included the impact of interest rate swaps on 70.6% and 55.6% of the Company’s term debt, respectively, (See Note 13).

The credit facility contains certain customary financial and non-financial covenants. These covenants impose restrictions on additional indebtedness, liens, investments, advances, guarantees and mergers and acquisitions. These covenants also place restrictions on asset sales, sale and leaseback transactions, dividends, payments between the Company and its subsidiaries and certain transactions with affiliates.

The financial covenants limit the maximum amount of capital expenditures to an amount ranging from $180.0 million to $250.0 million per fiscal year over the term of the facility, subject to certain financial ratios. Following the end of each fiscal year, the Company is required to prepay the term debt in an amount equal to 50% of excess cash flow (as defined in the credit facility agreement) for such fiscal year. This prepayment requirement is not applicable if the Company’s leverage ratio is less than a predetermined amount. There are other events and transactions, such as certain asset sales, sale and leaseback transactions resulting in aggregate net proceeds over $2.5 million in any fiscal year, proceeds from casualty events and incurrence of debt that will trigger additional mandatory prepayment. The Company has not been required to make any prepayments in connection with these covenants.

The facility also allows the Company to make dividend payments, subject to certain covenant restrictions. As of June 30, 2009, the Company believes it was in compliance with the financial covenants of the credit facility.

Provided that the Company is in compliance with certain financial covenants, the facility allows the Company to request one or more tranches of incremental term loans up to a maximum amount of $150.0 million, although no lender is obligated to provide any incremental term loans unless it so agrees. As of June 30, 2009, the amount available under the revolving credit facility was $119.4 million net of $30.6 million of irrevocable standby letters of credit outstanding. BKC incurs a commitment fee on the unused revolving credit facility at the rate of 0.50% multiplied by the unused portion.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

BKC is the borrower under the facility and the Company and certain subsidiaries have jointly and severally unconditionally guaranteed the payment of the amounts under the facility. The Company, BKC and certain subsidiaries have pledged, as collateral, a 100% equity interest in the domestic subsidiaries of the Company and BKC with certain exceptions. Furthermore, BKC has pledged as collateral a 65% equity interest in certain foreign subsidiaries.

During the year ended June 30, 2009, the Company paid $146.8 million of term debt, of which $2.5 million related to the Term Loan A and $144.3 million related to the revolving credit facility and borrowed $94.3 million under the revolving credit facility. As of June 30, 2009, the next scheduled principal payment on term debt is the September 30, 2009 principal payment of $15.6 million on Term Loan A. The level of required principal repayments increases over time thereafter. The maturity dates of Term Loan A, Term Loan B-1, and any amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively.

The aggregate maturities of long-term debt, including the Term Loan A, Term Loan B-1 and other debt as of June 30, 2009, are as follows (in millions):

Principal
Year Ended June 30,	Amount

2010	$62.7
2011	87.7
2012	666.4
2013	0.2
2014	0.2
Thereafter	1.1

Total	$818.3

The Company also has lines of credit with foreign banks, which can also be used to provide guarantees, in the amounts of $3.5 million and $4.4 million as of June 30, 2009 and 2008, respectively. There are no guarantees issued against these lines of credit as of June 30, 2009 and 2008, respectively.

Note 13.	Fair Value Measurements and Derivative Instruments

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS No. 157 applies to instruments accounted for under previously issued pronouncements that prescribe fair value as the relevant measure of value. (See Note 2)

Disclosures about Derivative Instruments and Hedging Activities

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of the Company’s foreign currency forward contracts and interest rate swaps was determined based on the present value of expected future cash flows considering the risks involved, including nonperformance risk, and using discount rates appropriate for the duration.

Interest Rate Swaps

The Company enters into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Company’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B debt (the “Term Debt”). Interest payments on the Term Debt are made quarterly and the variable rate on the Term Debt is reset at the end of each fiscal quarter. The interest rate swap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. These changes in fair value are subsequently reclassified into earnings as a component of interest expense each quarter as interest payments are made on the Term Debt. At June 30, 2009, interest rate swap contracts with a notional amount of $595.0 million were outstanding.

In September 2006, the Company settled interest rate swaps designated as cash flow hedges, which had a fair value of $11.5 million, and terminated the hedge relationship. In accordance with SFAS No. 133, this fair value is recorded in AOCI and is being recognized as a reduction to interest expense each quarter over the remaining term of the Term Debt. At June 30, 2009, $2.0 million remained in AOCI.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts, which typically have maturities between three and fifteen months, to economically hedge the remeasurement of foreign currency-denominated intercompany loan receivables and other foreign-currency denominated assets recorded in the Company’s consolidated balance sheets. The Company also enters into foreign currency forward contracts in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in foreign currency exchange rates. At June 30, 2009, foreign currency forward contracts with a notional amount of $397.0 million were outstanding.

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

The Company’s derivative valuations consider credit risk adjustments that are necessary to reflect the probability of default by the counterparty or itself.

Credit-Risk Related Contingent Features

The Company’s derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures (in millions) under SFAS No. 157 and SFAS No. 161, on a combined basis, for the Company’s financial instruments, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments, and other investments, which consists of money market accounts and mutual funds held in a Rabbi trust established by the Company to invest

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

compensation deferred by participants in the Company’s Executive Retirement Plan and to fund future deferred compensation obligations.

	As of June 30, 2009				Fair Value Measurements at June 30, 2009
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaid and			Other	Active Markets	Other	Significant
	Other		Other	Deferrals	for Identical	Observable	Unobservable
	Current	Other	Accrued	and	Instruments	Inputs	Inputs
Description	Assets	Assets	Liabilities	Liabilities	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Total	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$0.3	$—	$—	$—	$—	$0.3	$—
Foreign currency forward contracts (liability)	$—	$—	$(20.3)	$—	$—	$(20.3)	$—

Total	$0.3	$—	$(20.3)	$—	$—	$(20.0)	$—

Other investments:
Other investments	$—	$17.9	$—	$—	$17.9	$—	$—

Total	$—	$17.9	$—	$—	$17.9	$—	$—

	Year Ended June 30, 2009
		Foreign Currency
	Interest Rate Swaps	Forward Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(39.2)	$—	$(39.2)
Gain (loss) reclassified from AOCI into interest expense, net(a)	$10.5	$—	$10.5
Gain (loss) recognized in interest expense, net (ineffective portion)(b)	$—	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other (income) expense, net	$—	$43.2	$43.2

(a)	Includes $1.3 million of gain for the year ended June 30, 2009 related to the terminated hedges.

(b)	For the year ended June 30, 2009, the Company determined that the amount of ineffectiveness from cash flow hedges was not material.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Interest Expense

Interest expense consists of the following (in millions):

	Years Ended June 30,
	2009	2008	2007

Term loans	$47.2	$56.4	$63.3
Capital lease obligations	10.1	10.7	9.8

Total	$57.3	$67.1	$73.1

The Company had $4.9 million and $6.7 million of unamortized deferred financing costs at June 30, 2009 and 2008, respectively. These fees are classified in other assets, net and are amortized over the term of the debt into interest expense on term debt using the effective interest method.

Note 15.	Income Taxes

Income before income taxes, classified by source of income, is as follows (in millions):

	Years Ended June 30,
	2009	2008	2007

Domestic	$241.4	$245.1	$220.4
Foreign	43.4	47.9	6.4

Income before income taxes	$284.8	$293.0	$226.8

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	Years Ended June 30,
	2009	2008	2007

Current:
Domestic
Federal	$57.0	$64.5	$52.4
State, net of federal income tax benefit	6.1	8.3	4.8
Foreign	9.5	10.3	7.9

	$72.6	$83.1	$65.1

Deferred:
Domestic
Federal	$9.1	$9.8	$11.5
State, net of federal income tax benefit	6.2	1.3	0.6
Foreign	(3.2)	9.2	1.5

	$12.1	$20.3	$13.6

Total	$84.7	$103.4	$78.7

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Years Ended June 30,
	2009	2008	2007

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8	2.6	2.1
Costs/(Benefits) and taxes related to foreign operations	(4.7)	7.4	(1.5)
Foreign tax rate differential	(4.9)	(5.3)	(2.0)
Foreign exchange differential on tax benefits	0.7	(0.6)	(0.5)
Change in valuation allowance	1.1	(3.1)	3.1
Change in accrual for tax uncertainties	(1.3)	(0.1)	(2.0)
Other	1.0	(0.6)	0.5

Effective income tax rate	29.7%	35.3%	34.7%

The Company’s effective tax rate was 29.7% for the fiscal year ended June 30, 2009, primarily as a result of the resolution of federal and state audits and tax benefits realized from the dissolution of dormant foreign entities.

Income tax expense includes an increase in valuation allowance related to deferred tax assets in foreign countries of $3.0 million for the year ended June 30, 2009, a decrease of $7.1 million for the year ended June 30, 2008 and an increase of $5.0 million for the year ended June 30, 2007. The increase in valuation allowance for the year ended June 30, 2009 is a result of operating losses in certain foreign jurisdictions.

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	Years Ended June 30,
	2009	2008	2007

Income tax expense from continuing operations	$84.7	$103.4	$78.7
Interest rate swaps in accumulated
other comprehensive income (loss)	(11.0)	(5.0)	(4.9)
Pension liability in accumulated
other comprehensive income (loss)	(9.4)	(4.5)	3.7
Adjustments to deferred income taxes related to Brand	(0.2)	(2.4)	—
Adjustments to the valuation allowance
related to Brand	(0.3)	(6.5)	(2.5)
Stock option tax benefit in additional paid-in capital	(3.3)	(9.3)	(13.5)

	$60.5	$75.7	$61.5

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	Years Ended June 30,
	2009	2008	2007

Deferred income tax expense (exclusive of the effects of components listed below)	$3.2	$20.3	$8.4
Change in valuation allowance, net of amounts allocated as adjustments to purchase accounting	3.0	(7.1)	5.0
Change in effective state income tax rate	4.5	—	(1.9)
Change in effective foreign income tax rate	1.4	7.1	2.1

Total	$12.1	$20.3	$13.6

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of June 30,
	2009	2008

Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$12.7	$16.0
Accrued employee benefits	49.6	44.4
Unfavorable leases	71.9	81.5
Liabilities not currently deductible for tax	52.7	51.8
Tax loss and credit carryforwards	111.3	88.3
Property and equipment, principally due to differences in depreciation	61.6	72.2
Other	3.4	0.9

Total gross deferred tax assets	363.2	355.1
Valuation allowance	(78.7)	(87.9)

Net deferred tax assets	284.5	267.2
Less deferred tax liabilities:
Intangible assets	237.3	226.4
Leases	55.1	47.0

Total gross deferred tax liabilities	292.4	273.4

Net deferred tax liability	$7.9	$6.2

For the year ended June 30, 2009, the valuation allowance decreased by $9.2 million. The decrease in valuation allowance is primarily the result of changes in currency exchange rates.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Changes in valuation allowance are as follows:

	Years Ended June 30,
	2009	2008	2007

Beginning balance	$87.9	$97.8	$88.7
Change in estimates recorded to deferred income tax expense	3.0	(7.1)	5.0
Change in estimates in valuation allowance recorded to intangible assets	(0.3)	(6.5)	(2.5)
Changes from foreign currency exchange rates	(11.9)	4.6	6.6
Other	—	(0.9)	—

Ending balance	$78.7	$87.9	$97.8

The Company has no Federal loss carryforwards in the United States and has State loss carryforwards of $1.8 million, expiring between 2022 and 2023. In addition, the Company has foreign loss carryforwards of $261.3 million expiring between 2010 and 2029, and foreign loss carryforwards of $151.9 million that do not expire. As of June 30, 2009, the Company has a foreign tax credit carryforward balance of $43.5 million.

Deferred taxes have not been provided on basis differences related to investments in foreign subsidiaries. These differences consist primarily of $117.5 million of undistributed earnings, which are considered to be permanently reinvested in the operations of such subsidiaries outside the United States. Determination of the deferred income tax liability on these unremitted earnings is not practicable. Such liability, if any, depends on circumstances existing if and when remittance occurs.

As discussed in Note 2, the Company adopted FIN 48 effective July 1, 2007. Upon adoption, the Company had no material changes to its unrecognized tax benefits as of July 1, 2007. The amount of unrecognized tax benefits at July 1, 2007 was approximately $22.0 million which, if recognized, would affect the effective income tax rate.

The Company had $19.5 million and $22.6 million of unrecognized tax benefits at June 30, 2009 and 2008, respectively, which if recognized, would affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As of June 30,
	2009	2008
Beginning balance	$22.6	$22.0
Additions on tax position related to the current year	6.3	3.7
Additions for tax positions of prior years	2.0	2.1
Reductions for tax positions of prior years	(9.1)	(4.1)
Reductions for settlements	(0.3)	—
Reductions due to statute expiration	(2.0)	(1.1)

Ending balance	$19.5	$22.6

During the twelve months beginning July 1, 2009, it is reasonably possible the Company will reduce unrecognized tax benefits by a range of approximately $1.5 million to $3.0 million primarily as a result of the expiration of certain statutes of limitations and the completion of certain tax audits.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2009 and 2008 was $3.7 million and $4.2 million, respectively, which was included as a component of the unrecognized tax benefits noted above. Potential interest and penalties associated with uncertain tax positions recognized during the years ended June 30, 2009 and 2008 were $0.6 million and $1.5 million, respectively. To the extent interest and penalties are not assessed

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally the Company is subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions are individually material. The Company is currently under audit by the U.S. Internal Revenue Service for the years ended June 30, 2008 and June 30, 2007. The Company also has various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.

Note 16.	Related Party Transactions

A former member of the Board of Directors of the Company, who resigned from the Board effective April 1, 2007, has a direct financial interest in a company which is the landlord under a lease for a new corporate headquarters facility that the Company had proposed to build in Coral Gables, Florida. In May 2007, the Company terminated the lease and incurred costs of $6.7 million, including a termination fee of $5.0 million paid by the Company to the landlord, which includes a reimbursement of the landlord’s expenses.

The Company paid $1.1 million in registration expenses relating to the secondary offerings during the year ended June 30, 2008. This amount included registration and filing fees, printing fees, external accounting fees, all reasonable fees and disbursements of one law firm selected by the Sponsors and all expenses related to the road show for the secondary offerings.

Note 17.	Leases

As of June 30, 2009, the Company leased or subleased 1,108 restaurant properties to franchisees and non-restaurant properties to third parties under capital and operating leases. The building and leasehold improvements of the leases with franchisees are usually accounted for as direct financing leases and recorded as a net investment in property leased to franchisees, while the land is recorded as operating leases. Most leases to franchisees provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms generally range from 10 to 20 years. The franchisees bear the cost of maintenance, insurance and property taxes.

Property and equipment, net leased to franchisees and other third parties under operating leases was as follows (in millions):

	As of June 30,
	2009	2008

Land	$195.8	$200.9
Buildings and improvements	114.0	95.4
Restaurant equipment	5.1	11.7

	$314.9	$308.0
Accumulated depreciation	(40.9)	(34.9)

	$274.0	$273.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net investment in property leased to franchisees and other third parties under direct financing leases was as follows (in millions):

	As of June 30,
	2009	2008

Future minimum rents to be received	$306.4	$306.3
Estimated unguaranteed residual value	4.0	3.9
Unearned income	(166.2)	(166.1)
Allowance on direct financing leases	(0.2)	(0.5)

	$144.0	$143.6
Current portion included within trade receivables	(8.7)	(8.2)

Net investment in property leased to franchisees	$135.3	$135.4

In addition, the Company is the lessee on land, building, equipment, office space and warehouse leases, including 250 restaurant buildings under capital leases. Initial lease terms are generally 10 to 20 years. Most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

As of June 30, 2009, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts
	Direct		Lease Commitments
	Financing	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2010	$29.2	$69.9	$(14.4)	$(167.1)
2011	28.7	65.4	(14.5)	(156.6)
2012	27.5	60.4	(14.1)	(147.5)
2013	26.9	57.1	(14.0)	(140.8)
2014	25.9	52.3	(14.0)	(182.5)
Thereafter	168.2	346.0	(67.1)	(833.5)

Total	$306.4	$651.1	$(138.1)	$(1,628.0)

The Company’s total minimum obligations under capital leases are $138.1 million and $154.4 million as of June 30, 2009 and 2008, respectively. Of these amounts, $67.5 million and $78.1 million represents interest as of June 30, 2009 and 2008, respectively. The remaining balance of $70.6 million and $76.3 million is reflected as capital lease obligations recorded in the Company’s consolidated balance sheet, of which $4.8 million and $5.1 million is classified as current portion of long-term debt and capital leases as of June 30, 2009 and 2008, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Years Ended June 30,
	2009	2008	2007

Rental income:
Minimum	$69.9	$78.9	$76.1
Contingent	20.6	20.7	16.2

Total rental income	90.5	99.6	92.3
Earned income on direct financing leases	23.0	22.0	23.9

Total property revenues	$113.5	$121.6	$116.2

Rent expense associated with the lease commitments is as follows (in millions):

	Years Ended June 30,
	2009	2008	2007

Rental expense:
Minimum	$166.5	$150.2	$154.7
Contingent	7.7	7.4	7.3
Amortization of favorable and unfavorable leases contracts, net	(18.2)	(24.2)	(24.6)

Total rental expense	$156.0	$133.4	$137.4

Favorable leases are amortized on a straight line basis over the remaining lease term for a period of up to 20 years, with amortization expense included in occupancy and other operating costs and property expenses in the consolidated statements of income. Unfavorable leases are amortized over a period of up to 20 years as a reduction in occupancy and other operating costs and property expenses in the consolidated statements of income.

Amortization of favorable leases totaled $2.6 million, $1.8 million and $2.1 million for the years ended June 30, 2009, 2008 and 2007, respectively. Amortization of unfavorable leases totaled $20.8 million, $26.0 million and $26.7 million for the years ended June 30, 2009, 2008 and 2007, respectively.

Favorable leases, net of accumulated amortization totaled $36.5 million and $25.1 million as of June 30, 2009 and June 30, 2008, respectively, and are classified as intangible assets in the accompanying consolidated balance sheets (See Note 9). Unfavorable leases, net of accumulated amortization totaled $155.5 million and $189.6 million as of June 30, 2009 and June 30, 2008, respectively, and are classified within other deferrals and liabilities in the accompanying consolidated balance sheets.

As of June 30, 2009, estimated future amortization expense of favorable lease contracts subject to amortization for each of the years ended June 30 is $2.5 million in 2010 and 2011, $2.4 million in 2012, $2.3 million in 2013 and 2014 and $24.5 million thereafter. As of June 30, 2009, estimated future amortization expense of unfavorable lease contracts subject to amortization for each of the years ended June 30 is $17.9 million in 2010, $16.4 million in 2011, $15.2 million in 2012, $14.4 million in 2013, $13.4 million in 2014 and $78.2 million thereafter.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 18.	Stockholders’ Equity

Dividends Paid

During each of the years ended June 30, 2009 and 2008, the Company declared four quarterly cash dividends of $0.0625 per share on its common stock and two quarterly cash dividends of $0.0625 per share on its common stock during the year ended June 30, 2007. We paid quarterly dividends of $0.0625 per share of common stock for the third and fourth quarter of the year ended June 30, 2007, resulting in $16.9 million of cash payments to shareholders of record. Total dividends paid by the Company during each of the years ended June 30, 2009, 2008, and 2007 was $34.1 million, $34.2 million, and $16.9 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (in millions):

				Accumulated
			Foreign	Other
			Currency	Comprehensive
	Derivatives	Pensions	Translation	Income (loss)

Balance at June 30, 2006	$(15.5)	$1.7	$(0.8)	$(14.6)
Translation Adjustments	—	—	5.4	5.4
Net change in fair value of derivatives, net of tax of $3.4 million	5.4	—	—	5.4
Amounts reclassified into earnings from terminated swaps, net of tax of $1.5 million	2.5	—	—	2.5
Adjustment to initially apply SFAS 158, net of tax of $3.7 million	—	(6.2)	—	(6.2)

Balance at June 30, 2007	(7.6)	(4.5)	4.6	(7.5)
Translation Adjustments	—	—	1.7	1.7
Net change in fair value of derivatives, net of tax of $3.9 million	6.4	—	—	6.4
Amounts reclassified into earnings from terminated swaps, net of tax of $1.1 million	1.3	—	—	1.3
Pension and post-retirement benefit plans, net of tax of $4.5 million	—	6.5	—	6.5

Balance at June 30, 2008	0.1	2.0	6.3	8.4
Translation Adjustments	—	—	6.0	6.0
Net change in fair value of derivatives, net of tax of $10.6 million	16.8	—	—	16.8
Amounts reclassified into earnings from terminated swaps, net of tax of $0.4 million	0.9	—	—	0.9
Pension and post-retirement benefit plans, net of tax of $9.2 million	—	13.8	—	13.8

Balance at June 30, 2009	$17.8	$15.8	$12.3	$45.9

Note 19.	Pension and Post Retirement Medical Benefits

Pension Benefits

The Company sponsors noncontributory defined benefit pension plans for its salaried employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom, Germany and Switzerland (the “International Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Postretirement Medical Benefits

The Company’s postretirement medical plan (the “U.S. Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees hired prior to June 30, 2001 and who were age 40 or older as of June 30, 2001, and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service with the Company, multiplied by an annual factor to determine the value of the post-retirement health care coverage.

The U.S Medical Plan also provides prescription drug coverage to retirees as a primary provider in lieu of Medicare Part D. Recent legislation enacted will result in the federal government paying a special direct subsidy to employers (the “Part D subsidy”) as an incentive to encourage employers to continue providing prescription drug coverage to Medicare-eligible employees. Under the subsidy, an employer may receive an annual amount equal to 28 percent of the allowable retiree drug costs between $295 and $6,000. The annual effect of the Part D subsidy is reflected in the Company’s estimated future cash flows for the U.S. Medical Plan and is not significant.

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Medical Plan (in millions):

	U.S.		International		U.S.
	Pension Plans		Pension Plans		Medical Plan
	2009	2008	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$147.8	$145.9	$27.0	$20.4	$22.3	$21.9
Service cost	—	—	2.1	1.6	0.6	0.5
Interest cost	11.0	8.7	1.6	1.2	1.7	1.3
Actuarial (gains) losses	(6.4)	(2.2)	(3.3)	0.9	(1.8)	(0.9)
Employee Contributions	—	—	0.3	0.2	—	—
Part D Rx Subsidy Received	—	—	—	—	0.1	—
Foreign currency exchange rate changes	—	—	(4.1)	1.5	—	—
Benefits paid	(6.4)	(4.6)	—	(0.1)	(0.8)	(0.5)

Benefit obligation at end of year	$146.0	$147.8	$23.6	$25.7	$22.1	$22.3
Change in plan assets
Fair value of plan assets at beginning of year	$99.0	$101.3	$20.8	$18.5	$—	$—
Actual return on plan assets	(19.5)	(2.9)	1.2	1.3	—	—
Employer contributions	24.8	5.2	0.9	1.1	—	—
Employee Contributions	—	—	0.3	0.2	—	—
Actuarial gain/loss	—	—	(3.5)	(1.4)	—	—
Benefits paid	(6.4)	(4.6)	0.1	—	—	—
Foreign currency exchange rate changes	—	—	(3.2)	—	—	—

Fair value of plan assets at end of year	$97.9	$99.0	$16.6	$19.7	$—	$—

Funded status of plan	$(48.1)	$(48.8)	$(7.0)	$(6.0)	$(22.1)	$(22.3)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	U.S.		International		U.S.
	Pension Plans		Pension Plans		Medical Plan
	2009	2008	2009	2008	2009	2008

Amounts recognized in the consolidated balance sheet as of June 30, 2009
Current liabilities	$(1.0)	$(1.0)	$(0.1)	$—	$(1.0)	$(0.9)
Noncurrent liabilities	(47.1)	(47.8)	(6.9)	(6.0)	(21.1)	(21.4)

Net pension liability, end of fiscal year	$(48.1)	$(48.8)	$(7.0)	$(6.0)	$(22.1)	$(22.3)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$31.2	$7.1	$(1.3)	$(1.1)	$(5.4)	$(3.9)

Total AOCI (before tax)	$31.2	$7.1	$(1.3)	$(1.1)	$(5.4)	$(3.9)

The estimated net gain for the International Pension Plans and the U.S. Medical Plans that will be amortized from accumulated other comprehensive gain into net periodic benefit costs in the year ending June 30, 2010 is not significant.

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

	U.S.		International		U.S.
	Pension Plans		Pension Plans		Medical Plan
	2009	2008	2009	2008	2009	2008

Projected benefit obligation	$146.0	$147.8	$7.3	$5.8	$22.1	$22.3
Accumulated benefit obligation	$146.0	$147.8	$6.4	$5.1	$22.1	$22.3
Fair value of plan assets	$97.9	$99.0	$1.3	$—	$—	$—

As of June 30, 2009, for International Pension Plans, accumulated benefit obligations in excess of plan assets relates to the Germany pension plan, which had no assets in this plan.

Components of Net Periodic Benefit Cost

A summary of the components of net periodic benefit cost for the U.S. Pension Plans and International Pension Plans and U.S. Medical Plan is presented below (in millions):

				International			U.S. Medical
	U.S. Pension Plans			Pension Plans			Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$—	$—	$—	$1.3	$1.6	$1.8	$0.5	$0.5	$0.6
Interest cost	8.8	8.7	7.6	0.8	1.2	1.0	1.3	1.3	1.3
Expected return on plan assets	(8.8)	(8.2)	(7.7)	(0.5)	(1.3)	(1.1)	—	—	—
Recognized net actuarial (gain) loss	—	—	—	—	—	—	(0.2)	—	—
Amortization of prior service cost	—	—	—	—	(0.3)	—	—	—	—

Net periodic benefit cost	$—	$0.5	$(0.1)	$1.6	$1.2	$1.7	$1.6	$1.8	$1.9

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

			International		U.S. Medical
	U.S. Pension Plans		Pension Plans		Plan
	2009	2008	2009	2008	2009	2008

Unrecognized actuarial (gain) loss	$24.1	$8.4	$0.4	$4.0	$(1.5)	$(0.8)

Total recognized in OCI	$24.1	$8.4	$0.4	$4.0	$(1.5)	$(0.8)

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans and U.S. Medical Plan are as follows:

							International			U.S. Medical
	U.S. Pension Plans						Pension Plans			Plan
	2009		2008		2007		2009	2008	2007	2009	2008	2007

Discount rate as of year-end	6.37%		6.10%		6.07%		6.00%	6.10%	5.64%	6.37%	6.10%	6.07%
Range of compensation rate increase	N/A	*	N/A	*	N/A	*	3.53%	4.15%	3.60%	N/A	N/A	N/A

*	The Company curtailed the U.S Pension Plans during the year ended June 30, 2006.

The discount rate used in the calculation of the benefit obligation at June 30, 2009 for the U.S. Plans is derived from a yield curve comprised of the yields of an index of 250 equally-weighted corporate bonds, rated AA or better by Moody’s, which approximates the duration of the U.S. Plans.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans and the U.S. Medical Plan are as follows:

				International			U.S. Medical
	U.S. Pension Plans			Pension Plans			Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	6.10%	6.07%	6.09%	5.82%	5.39%	5.08%	6.10%	6.07%	6.09%
Range of compensation rate increase	N/A *	N/A *	N/A *	3.88%	3.61%	4.18%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	6.51%	7.00%	6.70%	N/A	N/A	N/A

*	The Company curtailed the U.S Pension Plans during the year ended June 30, 2006.

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	Years Ended June 30,
	2009	2008	2007

Healthcare cost trend rate assumed for next year	8.50%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The fair value of plan assets for U.S. Pension Plan as of June 30, 2009 and 2008 was $97.9 million and $99.0 million, respectively. The fair value of plan assets for the International Pension Plans as of June 30, 2009 and 2008 was $16.6 million and $19.7 million, respectively.

The following table sets forth the asset allocation for U.S. and International Pension Plans’ assets at the measurement date:

	U.S.		International
	Pension Plans		Pension Plans
	2009	2008	2009	2008

Equity securities	48%	70%	65%	71%
Debt securities	52%	30%	35%	29%

	100%	100%	100%	100%

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

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $25.7 million, $6.1 million and $3.5 million for the years ended June 30, 2009, 2008 and 2007, respectively.

The U.S. and International Pension Plans’ and U.S. Medical Plan’s expected contributions to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows:

	U.S.	International	U.S.
	Pension Plans	Pension Plans	Medical Plan*

Estimated Net Contributions During Fiscal 2010:	$4.9	$0.4	$1.0
Estimated Future Year Benefit Payments During Years Ended June 30,:
2010	$5.8	$0.2	$1.0
2011	$5.9	$0.2	$1.2
2012	$6.2	$0.2	$1.3
2013	$6.5	$0.2	$1.5
2014	$6.9	$0.3	$1.6
2015 - 2019	$44.3	$2.2	$9.7

*	Net of Part D Subsidy

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 20.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net, consist of the following (in millions):

	Years Ended June 30,
	2009	2008	2007

Net gains on refranchisings, dispositions of assets and restaurant closures	$(8.5)	$(9.8)	$(4.7)
Impairment of fixed assets	0.5	—	—
Litigation settlements and accruals	3.2	1.1	1.7
Other, net	10.6	9.6	(1.4)

Other operating (income) expenses, net	$5.8	$0.9	$(4.4)

The $10.6 million of other, net within other operating (income) expenses, net for the year ended June 30, 2009 includes a $6.8 million of net expense related to the remeasurement of foreign denominated assets and the expense related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets, and $3.9 million of net losses on investments held in the rabbi trust, which were fully offset by a corresponding decrease in deferred compensation expense reflected in general and administrative expenses.

The $9.6 million of other, net within other operating (income) expenses, net for the year ended June 30, 2008 includes $4.2 million of franchise system distress costs in the U.K., $1.6 million of foreign currency transaction losses, $1.9 million of settlement losses associated with the acquisition of franchise restaurants and a loss of $0.7 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies.

The $1.4 million of other, net within other operating (income) expenses, net for the year ended June 30, 2007 included a realized gain of $6.8 million from forward currency contracts used to hedge intercompany loans denominated in foreign currencies and a $3.4 million gain resulting from the reclassification of the foreign exchange gain on foreign denominated deferred tax assets (See Note 2), offset by $6.6 million in costs associated with the lease termination of the Company’s proposed new headquarters, and $2.9 million in franchise workout costs.

Note 21.	Commitments and Contingencies

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

In order to assist certain franchisees in making capital improvements to their restaurants, the Company has provided loans to such franchisees to fund capital expenditures (“Capex Loans”). Capex Loans are typically unsecured, bear interest, and have 10-year terms. In addition, the Company has made capital improvements related to restaurant properties that the Company leases to franchisees. During the years ended June 30, 2009, 2008, and 2007, the Company funded $1.1 million, $0.9 million and $3.5 million of Capex loans, respectively. During the years ended June 30, 2009, 2008 and 2007, the Company made $2.3 million, $2.5 million and $2.7 million in improvements to restaurant properties that the Company leases to franchisees, respectively. As of June 30, 2009, the Company had commitments to fund future Capex loans of less than $1.0 million and to make up to $4.3 million of improvements to restaurant properties that the Company leases to franchisees. These commitments extend over a period of up to two years.

During the year ended June 30, 2009, temporary reductions in rent (“rent relief”) for certain franchisees that leased restaurant properties from the Company were $1.5 million. The Company provided approximately $1.8 million and $2.1 million in rent relief for the years ended June 30, 2008 and 2007, respectively. As of

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

June 30, 2009, the Company had potential commitments remaining to provide future rent relief of up to an aggregate of $4.9 million extending over a period of up to 16 years.

Guarantees

The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $74.0 million as of June 30, 2009, expiring over an average period of seven years.

Other commitments arising out of normal business operations were $13.3 million as of June 30, 2009, of which $8.1 million was guaranteed under bank guarantee arrangements.

Letters of Credit

As of June 30, 2009, the Company had $30.6 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of June 30, 2009, no amounts had been drawn on any of these irrevocable standby letters of credit.

As of June 30, 2009, the Company had posted bonds totaling $3.3 million, which related to certain utility deposits and capital projects.

Vendor Relationships

During the year ended June 30, 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2009, the Company estimates that it will take approximately 13 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of June 30, 2009 and 2008, the deferred amounts totaled $16.1 million and $17.2 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of income.

As of June 30, 2009, the Company had $12.7 million in aggregate contractual obligations for the year ended June 30, 2009 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to three years with a termination fee ranging from $0.8 million to $1.7 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $4.6 million over two years with no early termination fee.

The Company also enters into commitments to purchase advertising. As of June 30, 2009, commitments to purchase advertising totaled $51.7 million and run through October 2011.

Litigation

On July 30, 2008, we were sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. While we believe we have the right under our franchise agreement to mandate extended operating hours, we are unable to predict the ultimate outcome of this litigation.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On September 10, 2008, a purported class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all Burger King restaurants in California leased by BKC and operated by franchisees violate accessibility requirements under federal and state law. The plaintiffs seek injunctive relief, statutory damages, attorney’s fees and costs. The hearing on the plaintiffs’ motion for class certification is set for September 17, 2009. The Company intends to vigorously defend against all claims in this lawsuit; however, at this moment the Company is unable to predict the ultimate outcome of the litigation.

The Company is a party to written agreements with The Coca-Cola Company and Dr Pepper/Seven Up, Inc. pursuant to which these soft drink companies provide soft drinks to Burger King restaurants in the United States. Under these agreements, the soft drink companies are required to pay certain amounts, known as “Restaurant Operating Funds”, based on the volume of syrup purchased by the restaurants. Historically, the soft drink companies have paid the entire amount of the Restaurant Operating Funds to the restaurants. However, in April 2009, the Company announced that beginning January 1, 2010, a portion of these funds would be paid directly to the Company for use as specified in the soft drink agreements. The National Franchisee Association filed these two class action lawsuits on May 4, 2009, claiming to represent Burger King franchisees and seeking third party beneficiary status. The complaints allege that BKC and the soft drink companies did not have the right to amend the Company’s agreements to reduce the portion of Restaurant Operating Funds paid directly to the restaurants without the franchisees’ consent. The Company intends to vigorously defend against all claims in this lawsuit; however, the Company is unable to predict the ultimate outcome of the litigation.

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

Other

The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1.0 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of June 30, 2009 and 2008, the Company had $36.5 million and $34.4 million, respectively, in accrued liabilities for such claims.

Note 22.	Segment Reporting

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

The unallocated amounts reflected in certain tables below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables present revenues, income from operations, depreciation and amortization, total assets, long-lived assets and capital expenditures by geographic segment (in millions):

	Years Ended June 30,
	2009	2008	2007

Revenues:
United States and Canada	$1,743.0	$1,578.5	$1,450.9
EMEA/APAC	687.4	760.8	681.3
Latin America	107.0	115.4	101.5

Total revenues	$2,537.4	$2,454.7	$2,233.7

Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $1.6 billion, $1.4 billion and $1.3 billion for the years ended June 30, 2009, 2008 and 2007, respectively. Revenues in Germany totaled $307.2 million, $349.5 million and $308.1 million for the years ended June 30, 2009, 2008 and 2007, respectively.

	Years Ended June 30,
	2009	2008	2007

Income from Operations:
United States and Canada	$341.8	$348.2	$339.4
EMEA/APAC	83.6	91.8	53.9
Latin America	37.8	41.4	35.2
Unallocated	(123.8)	(127.2)	(133.9)

Total income from operations	339.4	354.2	294.6
Interest expense, net	54.6	61.2	67.0
Loss on early extinguishment of debt	—	—	0.8

Income before income taxes	284.8	293.0	226.8
Income tax expense	84.7	103.4	78.7

Net income	$200.1	$189.6	$148.1

	Years Ended June 30,
	2009	2008	2007

Depreciation and Amortization:
United States and Canada	$63.4	$64.0	$61.0
EMEA/APAC	15.7	14.1	12.5
Latin America	5.6	4.5	4.2
Unallocated	13.4	13.0	11.1

Total depreciation and amortization	$98.1	$95.6	$88.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	As of June 30,
	2009	2008

Assets:
United States and Canada	$2,004.3	$1,925.6
EMEA/APAC	598.2	660.1
Latin America	59.5	67.1
Unallocated	45.1	33.7

Total assets	$2,707.1	$2,686.5

	As of June 30,
	2009	2008

Long-Lived Assets:
United States and Canada	$945.0	$886.3
EMEA/APAC	121.3	131.3
Latin America	37.1	44.8
Unallocated	45.1	33.7

Total long-lived assets	$1,148.5	$1,096.1

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of the Company’s total long-lived assets as of June 30, 2009 and 2008. Long-lived assets in the United States, including the unallocated portion, totaled $917.1 million and $841.8 million as of June 30, 2009 and 2008, respectively.

	Years Ended June 30,
	2009	2008	2007

Capital Expenditures:
United States and Canada	$146.9	$121.9	$41.4
EMEA/APAC	30.7	28.6	24.8
Latin America	7.6	9.4	7.7
Unallocated	18.8	18.3	13.4

Total capital expenditures	$204.0	$178.2	$87.3

The goodwill reflected in the Company’s consolidated balance sheets of $26.4 million and $26.6 million as of June 30, 2009 and 2008, respectively, was primarily attributable to the Company’s United States and Canada geographic segment.

Note 23.	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data):

	Quarters Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009

Revenue	$673.5	$634.1	$599.9	$629.9
Operating income	$89.9	$86.2	$75.6	$87.7
Net income	$49.8	$44.3	$47.1	$58.9
Basic earnings per share	$0.37	$0.33	$0.35	$0.44
Diluted earnings per share	$0.36	$0.33	$0.34	$0.43

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Quarters Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008

Revenue	$602.0	$612.6	$594.4	$645.7
Operating income	$95.9	$95.1	$81.0	$82.2
Net income	$48.5	$49.1	$41.4	$50.6
Basic earnings per share	$0.36	$0.36	$0.30	$0.38
Diluted earnings per share	$0.35	$0.36	$0.30	$0.37

Quarterly results are impacted by the timing of expenses and charges which affect comparability of results.

Note 24.	Subsequent Event

On August 20, 2009, the Company declared a quarterly dividend of $0.0625 per share of common stock that is payable on September 30, 2009 to shareholders of record on September 14, 2009. The Company evaluated events and transactions for potential recognition or disclosure through August 27, 2009, the date the consolidated financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding our executive officers which is set forth in Part I, Item I above under the caption “Executive Officers of the Registrant”, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after June 30, 2009. We refer to this proxy statement as the 2009 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s 2009 Proxy Statement.

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

(3)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description	Where Found

3.1	Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated August 31, 2006
3.2	Amended and Restated Bylaws, effective as of the date of the Company’s 2009 Annual Meeting of Stockholders	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated June 3, 2009.
4.1	Form of Common Stock Certificate	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10.1	Amended and Restated Credit Agreement, dated February 15, 2006, among Burger King Corporation, Burger King Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., RBC Capital Markets and Wachovia Bank, National Association, as documentation agents	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10.2		Form of Amended and Restated Shareholders’ Agreement by and among Burger King Holdings, Inc., Burger King Corporation, TPG BK Holdco LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000-Direct Investment Fund, L.P., Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC and BCIP TCV, LLC	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.3†	Form of Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its officers	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.4†	Form of Board Member Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and its directors	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.5†	Amendment to the Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and John W. Chidsey	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.6†	Management Subscription and Shareholders’ Agreement among Burger King Holdings, Inc., Burger King Corporation and Gregory D. Brenneman	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10.7		Management Agreement, dated December 13, 2002, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10.8		Letter Agreement Terminating the Management Agreement, dated as of February 3, 2006, among Burger King Corporation, Bain Capital Partners, LLC, Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC, BCIP TCV, LLC, Goldman, Sachs & Co., Goldman Sachs Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000 — Direct Investment Fund, L.P., TPG GenPar III, L.P. and TPG BK Holdco LLC	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10.9		Lease Agreement, dated as of May 10, 2005, between CM Lejeune, Inc. and Burger King Corporation	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.10†	Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.11†	Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.12†	Burger King Corporation Fiscal Year 2006 Executive Team Restaurant Support Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.13†	Form of Management Restricted Unit Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.14†	Form of Amendment to Management Restricted Unit Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.15†	Management Restricted Unit Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation, dated as of October 8, 2004	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.16†	Special Management Restricted Unit Agreement among Peter C. Smith, Burger King Holdings, Inc. and Burger King Corporation, dated as of December 1, 2003	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.17†	Form of 2003 Management Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.18†	Form of 2005 Management Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.19†	Form of Board Member Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10	.20†	Form of Special Management Stock Option Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.21†	Management Stock Option Agreement among Gregory D. Brenneman, Burger King Holdings, Inc. and Burger King Corporation, dated as of August 1, 2004	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.22†	Stock Option Agreement among Armando Codina, Burger King Holdings, Inc. and Burger King Corporation, dated as of February 14, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.23†	Employment Agreement between John W. Chidsey and Burger King Corporation, dated as of April 7, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.24†	Employment Agreement between Russell B. Klein and Burger King Corporation, dated as of April 20, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.25†	Employment Agreement between Ben K. Wells, and Burger King Corporation, dated as of April 7, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.26†	Employment Agreement between James F. Hyatt and Burger King Corporation, dated as of April 20, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.27†	Employment Agreement between Peter C. Smith and Burger King Corporation, dated as of April 20, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.28†	Separation and Consulting Services Agreement between Gregory D. Brenneman and Burger King Corporation, dated as of April 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.29†	Separation Agreement between Bradley Blum and Burger King Corporation, dated as of July 30, 2004	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.30†	Restricted Stock Unit Award Agreement between Burger King Holdings, Inc. and John W. Chidsey, dated as of May 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.31†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.32†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.33†	Form of Option Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.34†	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.35†	Form of Performance Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006

Exhibit
Number		Description	Where Found

10	.36†	Form of Retainer Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006
10	.37†	Form of Annual Deferred Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006
10	.38†	Employment Agreement between Anne Chwat and Burger King Corporation dated as of April 20, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated February 2, 2007
10.39		Agreement of Termination and Cancellation of Lease	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated May 9, 2007
10	.40†	Burger King Savings Plan, including all amendments thereto	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-8 (File No. 333-144592)
10	.41†	Letter Agreement between Ben K. Wells and Burger King Corporation dated July 12, 2007 amending the Employment Agreement between Ben K. Wells and Burger King Corporation dated April 7, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated September 7, 2007
10	.42†	Employment Agreement between Charles M. Fallon, Jr. and Burger King Corporation dated June 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated October 26, 2007
10	.43†	Employment Agreement between Peter Tan and Burger King Asia Pacific, Inc. dated November 14, 2005	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated October 26, 2007
10	.44†	Form of Performance Award Agreement for Restricted Stock Units	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated October 26, 2007
10	.45†	Option Award Agreement between Burger King Holdings, Inc. and Charles M. Fallon, Jr. dated June 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated February 5, 2008
10	.46†	Option Award Agreement between Burger King Holdings, Inc. and Charles M. Fallon, Jr. dated June 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated February 5, 2008
10	.47†	Form of Restricted Stock Unit Agreement under Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated May 5, 2008
10	.48†	Employment Agreement between BK AsiaPac, Pte.Ltd. and Peter Tan dated March 5, 2008	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q dated May 5, 2008
10	.49†	Employment Agreement dated August 22, 2006 between Peter Robinson and Burger King Corporation	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated November 5, 2008
10	.50†	Assignment Letter dated August 22, 2006 among Peter Robinson, Burger King Corporation and Burger King Europe GmbH	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated November 5, 2008
10	.51†	Amended and Restated Employment Agreement between John W. Chidsey and Burger King Corporation dated December 16, 2008	Attached

Exhibit
Number		Description	Where Found

10	.52†	Amended and Restated Employment Agreement between Charles M. Fallon and Burger King Corporation dated December 8, 2008	Attached
10	.53†	Amended and Restated Employment Agreement between Russell B. Klein and Burger King Corporation dated December 8, 2008	Attached
10	.54†	Amended and Restated Employment Agreement between Ben K. Wells and Burger King Corporation dated December 8, 2008	Attached
10	.55†	Form of Performance Award Agreement for Restricted Stock Units under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Attached
10	.56†	Form of Performance Award Agreement for Performance Based Restricted Stock under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Attached
14.2		Code of Ethics for Executive Officers	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated September 7, 2008
14.3		Code of Conduct for Directors	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated September 7, 2008
21.1		List of Subsidiaries of the Registrant	Attached
23.1		Consent of KPMG LLP	Attached
31.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2		Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2		Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ John W. Chidsey
Name:     John W. Chidsey
Title: Chairman and Chief Executive Officer
Date: August 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Chidsey John W. Chidsey	Chairman and Chief Executive Officer (principal executive officer)	August 27, 2009

/s/ Ben K. Wells Ben K. Wells	Chief Financial Officer (principal financial and accounting officer)	August 27, 2009

/s/ Richard W. Boyce Richard W. Boyce	Director	August 27, 2009

/s/ David A. Brandon David A. Brandon	Director	August 27, 2009

/s/ Ronald M. Dykes Ronald M. Dykes	Director	August 27, 2009

/s/ Peter R. Formanek Peter R. Formanek	Director	August 27, 2009

/s/ Manuel A. Garcia Manuel A. Garcia	Director	August 27, 2009

Sanjeev K. Mehra	Director	August 27, 2009

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	August 27, 2009

/s/ Brian T. Swette Brian T. Swette	Director	August 27, 2009

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	August 27, 2009