Form 10-Q
period 2009-09-30
Burger King Holdings Inc
filed 2009-11-02
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
     As of October 28, 2009, there were 135,198,535 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information

Item 1.	Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	June 30,
	2009	2009
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$132.5	$121.7
Trade and notes receivable, net	127.1	130.0
Prepaids and other current assets	80.8	86.4
Deferred income taxes, net	30.0	32.5

Total current assets	370.4	370.6

Property and equipment, net of accumulated depreciation of $637.4 million and $607.4 million, respectively	1,023.6	1,013.2
Intangible assets, net	1,072.4	1,062.7
Goodwill	26.4	26.4
Net investment in property leased to franchisees	135.4	135.3
Other assets, net	99.4	98.9

Total assets	$2,727.6	$2,707.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$83.9	$127.0
Accrued advertising	90.8	67.8
Other accrued liabilities	214.0	220.0
Current portion of long term debt and capital leases	74.0	67.5

Total current liabilities	462.7	482.3

Term debt, net of current portion	748.5	755.6
Capital leases, net of current portion	67.3	65.8
Other liabilities, net	355.7	354.5
Deferred income taxes, net	74.5	74.1

Total liabilities	1,708.7	1,732.3

Commitments and Contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 135,192,270 and 134,792,121 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	1.4	1.4
Additional paid-in capital	628.7	623.4
Retained earnings	493.5	455.4
Accumulated other comprehensive loss	(43.2)	(45.9)
Treasury stock, at cost; 2,985,081 and 2,884,223 shares, at September 30, 2009 and June 30, 2009, respectively	(61.5)	(59.5)

Total stockholders’ equity	1,018.9	974.8

Total liabilities and stockholders’ equity	$2,727.6	$2,707.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$469.1	$497.3
Franchise revenues	138.7	145.7
Property revenues	29.1	30.5

Total revenues	636.9	673.5

Company restaurant expenses:
Food, paper and product costs	148.8	162.3
Payroll and employee benefits	144.8	150.9
Occupancy and other operating costs	114.7	121.5

Total company restaurant expenses	408.3	434.7

Selling, general and administrative expenses	132.5	124.7
Property expenses	14.7	15.2
Other operating (income) expenses, net	(1.6)	9.0

Total operating costs and expenses	553.9	583.6

Income from operations	83.0	89.9

Interest expense	12.8	15.4
Interest income	(0.3)	(1.0)

Total interest expense, net	12.5	14.4

Income before income taxes	70.5	75.5
Income tax expense	23.9	25.7

Net income	$46.6	$49.8

Earnings per share:
Basic	$0.35	$0.37
Diluted	$0.34	$0.36

Weighted average shares outstanding:
Basic	135.0	135.0
Diluted	136.8	137.3

Dividends per common share	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
	(In millions)
Cash flows from operating activities:
Net income	$46.6	$49.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.1	25.6
Gain on hedging activities	(0.3)	(0.3)
(Gain) loss on remeasurement of foreign denominated transactions	(12.3)	44.9
Gain on dispositions of assets	(0.3)	—
Bad debt expense, net of recoveries	0.6	0.8
Share-based compensation	4.6	3.0
Deferred income taxes	3.4	(7.6)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	2.6	6.3
Prepaids and other current assets	5.9	(37.4)
Accounts and drafts payable	(44.1)	(32.5)
Accrued advertising	22.2	14.6
Other accrued liabilities	(9.6)	(22.6)
Other long-term assets and liabilities	3.6	7.2

Net cash provided by operating activities	48.0	51.8

Cash flows from investing activities:
Payments for property and equipment	(31.2)	(33.3)
Proceeds from dispositions of assets and restaurant closures	—	1.0
Payments for acquired franchisee operations, net of cash acquired	(0.8)	(66.7)
Return of investment on direct financing leases	1.9	1.9
Other investing activities	1.3	0.7

Net cash used for investing activities	(28.8)	(96.4)

Cash flows from financing activities:
Repayments of term debt and capital leases	(16.8)	(1.3)
Borrowings under revolving credit facility	24.7	94.4
Repayments of revolving credit facility	(9.9)	(65.0)
Dividends paid on common stock	(8.5)	(8.4)
Proceeds from stock option exercises	0.2	2.1
Excess tax benefits from share-based compensation	0.7	3.0
Repurchases of common stock	(2.3)	(17.7)

Net cash (used for) provided by financing activities	(11.9)	7.1

Effect of exchange rates on cash and cash equivalents	3.5	(10.7)
Increase (decrease) in cash and cash equivalents	10.8	(48.2)
Cash and cash equivalents at beginning of period	121.7	166.0

Cash and cash equivalents at end of period	$132.5	$117.8

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$12.6	$14.8
Income taxes paid	$6.8	$35.8

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$1.4	$0.7
Net investment in direct financing leases	$1.4	$(0.3)
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
Note 2. Basis of Presentation and Consolidation
     The Company has prepared the accompanying Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the SEC on August 27, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
     The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Concentrations of Risk
     The Company’s operations include Company and franchise restaurants located in 73 countries and U.S. territories. Of the 11,983 restaurants in operation as of September 30, 2009, 1,435 were Company restaurants and 10,548 were franchise restaurants.
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

Recently Adopted Accounting Standards
     In the quarter ended September 30, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 105 “Generally Accepted Accounting Principles”. FASB ASC 105 does not amend GAAP, but codifies previous accounting literature and revises the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. All of the content included in the FASB Accounting Standards Codification will be considered authoritative.
     On July 1, 2009, the Company adopted FASB ASC Topic 805 “Business Combinations”. FASB ASC 805 requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FASB ASC 805 requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their respective fair values at the acquisition date. Costs incurred by the acquirer to effect the acquisition are not allocated to the assets acquired or liabilities assumed, but are recognized separately in earnings. FASB ASC 805 is effective prospectively for acquisitions by the Company with an acquisition date beginning on or after July 1, 2009. The effect of adopting this standard was not significant.
     On July 1, 2009, the Company adopted FASB ASC Subtopic 810-10 of Topic 810 “Consolidation”. FASB ASC Subtopic 810-10 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. FASB ASC Subtopic 810-10 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. FASB ASC Subtopic 810-10 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose, on the face of the consolidated statement of income, the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The effect of adopting this standard was not significant.
Note 3. Share-based Compensation
     On August 26, 2009, the Company granted non-qualified stock options, performance-based restricted shares and units (“PBRS”) and restricted stock units covering approximately 1.7 million shares, 0.7 million shares and 82,000 shares, respectively, to eligible employees.
     The Company’s stock options generally have a four-year vesting period. The grant date fair value of the stock options granted on August 26, 2009 was $6.54 and was estimated using the Black-Scholes option pricing model based on the following weighted-average input assumptions: exercise price of $18.31, risk-free interest rate of 2.92%; expected term of 6.25 years; expected volatility of 37.15%; and expected dividend yield of 1.37%. There were no other options granted during the three months ended September 30, 2009.
     The amount of PBRS granted to each eligible employee on August 26, 2009 was based on the Company achieving 100% of the performance target set for fiscal year 2010. PBRS generally have a three-year vesting period from the grant date, which includes the one-year performance period. The grant date fair value of each PBRS was $18.31, representing the closing share price of the Company’s common stock on the grant date.
     The Company recorded $4.6 million and $3.0 million of share-based compensation expense for the three months ended September 30, 2009 and 2008, respectively. Excess tax benefits from the exercise of stock options and settlement of PBRS of $0.7 million and $3.0 million in the three months ended September 30, 2009 and 2008, respectively, were reported as financing cash flows in the accompanying condensed consolidated statements of cash flows.
Note 4. Acquisitions, Closures and Dispositions
     Acquisitions
     All acquisitions of franchise restaurants subsequent to July 1, 2009 are accounted for using the acquisition method of accounting (See note 2). Acquisitions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended
	September 30,
	2009	2008
Number of restaurants acquired	3	74
Prepaids and other current assets	$—	$0.9
Property and equipment, net	—	14.2
Other intangible assets	0.8	54.9
Assumed liabilities	—	(3.3)

Total purchase price	$0.8	$66.7

     Closures and Dispositions
     Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and sales of Company restaurants to franchisees, referred to as “refranchisings,” and are recorded in other operating (income) expenses, net in the accompanying condensed consolidated statements of income (See Note 13). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.
     Closures and dispositions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended
	September 30,
	2009	2008
Number of restaurant closures	4	2
Number of refranchisings	—	2

Net loss on restaurant closures, refranchisings, and dispositions of assets	$0.2	$1.0
Note 5. Prepaids and Other Current Assets, net
     Included in prepaids and other current assets, net were refundable income taxes of $25.2 million and $39.3 million; inventories totaling $16.4 million and $15.8 million; and prepaid expenses of $39.2 million and $31.3 million as of September 30, 2009 and June 30, 2009, respectively. Refundable income taxes were primarily as a result of tax benefits realized from the dissolution of dormant foreign entities in the fourth quarter of fiscal 2009.
Note 6. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows (in millions, except for per share information):

	Three Months Ended
	September 30,
	2009	2008
Numerator:
Numerator for basic and diluted earnings per share:
Net income	$46.6	$49.8

Denominator:
Weighted average shares — basic	135.0	135.0
Effect of dilutive securities	1.8	2.3

Weighted average shares — diluted	136.8	137.3

Basic earnings per share	$0.35	$0.37
Diluted earnings per share	$0.34	$0.36

     For the three months ended September 30, 2009 and 2008 there were 4.1 million and 1.4 million anti-dilutive stock options outstanding, respectively.
Note 7. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended
	September 30,
	2009	2008
Net income	$46.6	$49.8

Translation adjustment	5.0	1.1

Net change in fair value of derivatives (1)	(1.5)	(2.1)
Pension and post-retirement benefit plans (2)	(0.8)	—

Total other comprehensive income (loss)	2.7	(1.0)

Total comprehensive income	$49.3	$48.8

(1)	Amounts are presented net of tax of $0.8 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively.

(2)	Amounts are presented net of tax of $0.5 million for the three months ended September 30, 2009.
Note 8. Other Accrued Liabilities and Other Liabilities
     Included in other accrued liabilities as of September 30, 2009 and June 30, 2009 were accrued payroll and employee-related benefits costs totaling $50.9 million and $69.4 million, respectively. The decrease in accrued payroll and employee-related benefits costs is primarily due to the payment of the Company’s annual incentive bonus to employees during the three months ended September 30, 2009.
     Included in other liabilities as of September 30, 2009 and June 30, 2009 were accrued pension liabilities of $54.5 million and $53.8 million, respectively; interest rate swap liabilities of $33.9 million and $32.4 million, respectively; casualty insurance reserves of $28.0 million and $27.7 million, respectively; retiree health benefits of $21.1 million in each period ended; and unfavorable leases of $151.9 million and $155.5 million, respectively.

Note 9. Long-Term Debt
     As of September 30, 2009 and June 30, 2009, the Company had $817.4 million and $818.3 million of long-term debt outstanding, respectively, including the current portion, consisting of $68.9 million and $62.7 million, respectively. During the three months ended September 30, 2009, the Company repaid $25.5 million of its senior secured debt, of which $15.6 million related to Term Loan A and $9.9 million related to its revolving credit facility, and borrowed $24.7 million under the revolving credit facility. The next scheduled principal payment on the Company’s senior secured debt is December 31, 2009, in the amount of $15.6 million on Term Loan A. The maturity dates of Term Loan A, Term Loan B-1 and any amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively. The weighted average interest rate for the three months ended September 30, 2009 and 2008 was 4.7% and 5.4%, respectively, which included the benefit of interest rate swaps on 73% and 76% of our term debt, respectively (See Note 10).
Note 10. Fair Value Measurements and Derivative Instruments
     Fair Value Measurements
     The following table presents (in millions) financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments, and other investments, which consists of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan, as well as their location on the Company’s condensed consolidated balance sheets as of September 30, 2009 and June 30, 2009:

	As of September 30, 2009				Fair Value Measurements at September 30, 2009
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaid				Active Markets for	Other	Significant
	and Other				Identical	Observable	Unobservable
	Current		Other Accrued		Instruments	Inputs	Inputs
Description	Assets	Other Assets, net	Liabilities	Other liabilities, net	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(34.0)	$—	$(34.0)	$—
Foreign currency forward contracts (liability)	—	—	(0.6)	—	—	(0.6)	—

Total	$—	$—	$(0.6)	$(34.0)	$—	$(34.6)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$2.0	$—	$—	$—	$—	$2.0	$—
Foreign currency forward contracts (liability)	—	—	(21.9)	—	—	(21.9)	—

Total	$2.0	$—	$(21.9)	$—	$—	$(19.9)	$—

Other investments:
Investments held in a rabbi trust	—	20.1	—	—	20.1	—	—

Total	$—	$20.1	$—	$—	$20.1	$—	$—

	As of June 30, 2009				Fair Value Measurements at June 30, 2009
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaid				Active Markets for	Other	Significant
	and Other				Identical	Observable	Unobservable
	Current		Other Accrued		Instruments	Inputs	Inputs
Description	Assets	Other Assets, net	Liabilities	Other liabilities, net	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Total	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$0.3	$—	$—	$—	$—	$0.3	$—
Foreign currency forward contracts (liability)	$—	$—	$(20.3)	$—	$—	$(20.3)	$—

Total	$0.3	$—	$(20.3)	$—	$—	$(20.0)	$—

Other investments:
Investments held in a rabbi trust	$—	$17.9	$—	$—	$17.9	$—	$—

Total	$—	$17.9	$—	$—	$17.9	$—	$—

     The Company’s derivatives are valued using discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.
     At September 30, 2009, the fair value of the Company’s variable rate term debt was estimated at $812.6 million, compared to a carrying amount of $815.4 million. At June 30, 2009, the fair value of the Company’s variable rate term debt was estimated at $791.9 million, compared to a carrying amount of $816.4 million. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are similar to Level 2 inputs within the valuation hierarchy.
     Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis, that is these assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. For the Company, these items primarily include long-lived assets, goodwill and other intangible assets. At September 30, 2009, no fair value adjustments or fair value measurements were required for non-financial assets or liabilities.
     Disclosures about Derivative Instruments and Hedging Activities
     The Company enters into derivative instruments for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. The Company uses derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.
     Interest Rate Swaps
     The Company enters into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Company’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B-1 debt (the “Term Debt”). Interest payments on the Term Debt are made quarterly and the variable rate on the Term Debt is reset at the end of each fiscal quarter. The interest rate swap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. These changes in fair value are subsequently reclassified into earnings as a component of interest expense each quarter as interest payments are made on the Term Debt. At September 30, 2009, interest rate swap contracts with a notional amount of $575.0 million were outstanding.

     In September 2006, the Company settled interest rate swaps designated as cash flow hedges, which had a fair value of $11.5 million, and terminated the hedge relationship. The fair value of the settled swaps is recorded in AOCI and is being recognized as a reduction to interest expense each quarter over the remaining term of the Term Debt. At September 30, 2009, $1.6 million remained in AOCI.
     Foreign Currency Forward Contracts
     The Company enters into foreign currency forward contracts, which typically have maturities between three and fifteen months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s condensed consolidated balance sheets. The Company also enters into foreign currency forward contracts in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. At September 30, 2009, foreign currency forward contracts with a notional amount of $417.3 million were outstanding.
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
     Credit-Risk Related Contingent Features
     The Company’s derivative instruments do not contain any credit-risk related contingent features.
     The following table presents the required quantitative disclosures for the Company’s derivative instruments (in millions):

	For the Three Months Ended September 30,			For the Three Months Ended September
	2009			30, 2008
		Foreign			Foreign
		Currency			Currency
	Interest Rate	Forward		Interest Rate	Forward
	Swaps	Contracts	Total	Swaps	Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(6.9)	$(0.5)	$(7.4)	$(5.5)	$—	$(5.5)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(5.1)	$—	$(5.1)	$(2.2)	$—	$(2.2)
Gain (loss) reclassified from AOCI into royalty income	$—	$(0.1)	$(0.1)	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other (income) expense, net	$—	$(12.8)	$(12.8)	$—	$39.8	$39.8

(1)	Includes $0.4 million of gain for the three months ended September 30, 2009 related to the terminated hedges.

(2)	The amount of ineffectiveness recorded in earnings during the three months ended September 30, 2009 and 2008 was not significant.

Note 11. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended
	September 30,
	2009	2008
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8	2.6
Costs and taxes related to foreign operations	0.7	0.5
Foreign tax differential	(6.2)	(4.8)
Foreign exchange differential on tax benefits	0.5	(0.6)
Change in valuation allowance	1.3	0.8
Change in accrual for tax uncertainties	—	0.9
Other	(0.2)	(0.4)

Effective income tax rate	33.9%	34.0%

     The Company had $18.5 million and $19.5 million of unrecognized tax benefits at September 30, 2009 and June 30, 2009, respectively, which if recognized, would affect the effective income tax rate. During the three months ended September 30, 2009, the change in unrecognized tax benefit was a reduction of approximately $1.0 million which, if recognized, would affect the effective income tax rate.
     In the next twelve months, it is reasonably possible that the Company will reduce unrecognized tax benefits by a range of approximately $1.2 million to $2.4 million, primarily as a result of the expiration of certain statutes of limitations and the completion of certain tax audits.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at September 30, 2009 and June 30, 2009, respectively, was $3.2 million and $3.7 million, respectively, which was included as a component of the unrecognized tax benefits noted above. Potential interest and penalties associated with uncertain tax positions recognized during the three months ended September 30, 2009 and 2008 were not significant. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
Note 12. Retirement Plan and Other Postretirement Benefits
     The fair value of restricted investments held in a rabbi trust (the rabbi trust), which the Company established to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan, was $20.1 million and $17.9 million at September 30, 2009 and June 30, 2009, respectively. During the quarter ended September 30, 2009, the Company elected to cease future employer contributions and employee deferrals into the rabbi trust. Participants in the Executive Retirement Plan will continue to be allowed to defer a portion of their compensation; however, the Company will adjust such deferred amounts with earnings based on hypothetical returns on investment options in various mutual funds selected by the participants.
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended
	September 30,
	2009	2008
Service cost-benefits earned during the period	$0.6	$0.3
Interest costs on projected benefit obligations	2.8	2.6
Expected return on plan assets	(2.6)	(2.5)
Recognized net actuarial loss	—	—

Net periodic benefit cost	$0.8	$0.4

     Postretirement benefit costs were less than $1 million for each of the three months ended September 30, 2009 and 2008.

Note 13. Other Operating (Income) Expense, Net
     Other operating income, net, for the three months ended September 30, 2009 of $1.6 million, includes a $2.6 million net gain on investments held in the rabbi trust (see note 12), which represents a $4.6 million change from the same period in the prior year and largely offsets the increase in deferred compensation expense recorded in general and administrative expenses, a $0.5 million net loss related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets, and $0.5 million in remeasurement losses on foreign currency transactions.
     Other operating expense, net, for the three months ended September 30, 2008 of $9.0 million includes $5.1 million of net expense related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets. It also includes $1.5 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S.
Note 14. Commitments and Contingencies
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $73.0 million as of September 30, 2009, expiring over an average period of seven years.
     Other commitments arising from normal business operations were $11.1 million as of September 30, 2009, of which $8.9 million was guaranteed under bank guarantee arrangements. These guarantees are primarily related to restaurant and office leases and future advertising spending.
     Letters of Credit
     As of September 30, 2009, the Company had $30.6 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of September 30, 2009, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of September 30, 2009, the Company had posted bonds totaling $3.1 million, which related to certain utility deposits and capital projects.

     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of September 30, 2009, the Company estimates that it will take approximately 13 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of September 30, 2009 and June 30, 2009, the deferred amounts totaled $15.8 million and $16.1 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of September 30, 2009, the Company had $10.8 million in aggregate contractual obligations for the year ending June 30, 2010 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to five years with a termination fee ranging from less than $0.3 million to $3.4 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $5.0 million extending up to one year with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of September 30, 2009, commitments to purchase advertising totaled $150.3 million. These commitments run through October 2011.
     Litigation
     From time to time, the Company is involved in legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over the Company’s intellectual property. In the opinion of management, disposition of the matters will not materially affect the Company’s financial condition or results of operations.
     On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 92 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. The Company intends to continue to vigorously defend against all claims in this lawsuit; however, the Company is unable to predict the ultimate outcome of this litigation.
     Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1 million) and self insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of September 30, 2009 and June 30, 2009, the Company had $37.4 million and $36.5 million in accrued liabilities to cover such claims, respectively.
Note 15. Segment Reporting
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
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended
	September 30,
	2009	2008
Revenues:
U.S. & Canada	$432.1	$447.3
EMEA/APAC	179.1	194.6
Latin America	25.7	31.6

Total revenues	$636.9	$673.5

     Other than the U.S. and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the U.S. totaled $395.0 million and $404.0 million for the three months ended September 30, 2009 and 2008, respectively. Revenues in Germany totaled $75.3 million and $86.5 million for the three months ended September 30, 2009 and 2008, respectively.
     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of the Company’s geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

	Three Months Ended
	September 30,
	2009	2008
Income from Operations:
U.S. & Canada	$93.5	$85.4
EMEA/APAC	19.8	22.6
Latin America	7.9	10.2
Unallocated	(38.2)	(28.3)

Total income from operations	83.0	89.9
Interest expense, net	12.5	14.4

Income before income taxes	70.5	75.5
Income tax expense	23.9	25.7

Net income	$46.6	$49.8

Note 16. Subsequent Event
     The Company evaluated events and transactions for potential recognition or disclosure through November 2, 2009, the date the Financial Statements were filed.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2009 and under Part II, Item 1A “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report.

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
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. Our system of restaurants includes restaurants owned by us, as well as our franchisees. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. As of September 30, 2009, we owned or franchised a total of 11,983 restaurants in 73 countries and U.S. territories, of which 7,546 were located in the U.S. and Canada. At that date, 1,435 restaurants were Company restaurants and 10,548 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
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
     Approximately 90% of our restaurants are franchised, and we do not expect the percentage of franchise restaurants to change significantly as we implement our growth strategy. The 90/10 ratio of franchise restaurants to Company restaurants applies on a worldwide basis, but may not reflect the ratio of franchise restaurants to Company restaurants in any specific market or region. We believe that this restaurant ownership mix is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a sizable base of company restaurants to demonstrate credibility with franchisees in launching new initiatives. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.
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
     As of September 30, 2009, the Company was approximately 32% owned by the private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).
Business Highlights
     Our strategic plan has four strategic global growth pillars: marketing, products, operations and development. Guided by our strategic plan and strong executive team leadership, our accomplishments and key activities since June 30, 2009 include:

•	solid development growth across all business segments with 58 net new openings during the first quarter of fiscal 2010; approximately 80% of the increase came from markets outside the United States and Canada;

•	worldwide system restaurant count of 11,983 at September 30, 2009, our highest restaurant count in the history of the brand;

•	net growth of 12 restaurants in the United States and Canada, the 4th quarter in a row that we have increased our restaurant count in this segment;

•	180 basis point improvement in U.S. and Canada company restaurant margin to 13.9% from 12.1% in the first quarter of fiscal 2009;

•	40 basis point improvement in worldwide company restaurant margin to 13.0% from 12.6% in the first quarter of fiscal 2009; and

•	worldwide average restaurant sales for the first quarter of fiscal 2010 of $321,000 system-wide, which includes the unfavorable impact of currency exchange rates of $11,000.
As part of our True North plan of growing the brand, running great restaurants, investing wisely and focusing on our people, we intend to continue to focus on the following:
•	driving further sales growth;

•	enhancing restaurant profitability;

•	employing innovative marketing strategies and offering superior value and quality;

•	expanding our large international platform;

•	accelerating our new restaurant development and expansion; and

•	using proactive portfolio management, including closures of under-performing restaurants and strategic refranchisings and acquisitions, to drive financial performance and development.
During fiscal 2010, as part of our portfolio management initiative, we expect to conduct a strategic review of our Company restaurant portfolio to determine whether restaurants or entire markets should be refranchised.
Seasonality
     Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year. The timing of religious holidays, such as Easter and Ramadan, may also impact restaurant sales.
Key Business Measures
     The Company uses three key business measures as indicators of the Company’s operational performance: comparable sales growth, average restaurant sales and sales growth. We believe that these measures are important indicators of the overall direction, trends of sales and the effectiveness of the Company’s advertising, marketing and operating initiatives and the impact of these on the entire Burger King® system.

     These key business measures have been provided for the three months ended September 30, 2009 and 2008. Comparable sales growth and sales growth are provided by reportable segment and are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of currency movements.
Comparable Sales Growth
     Comparable sales growth refers to the change in restaurant sales in one period from a comparable period in the prior year for restaurants that have been open for 13 months or longer as of the end of the most recent period. Company comparable sales growth refers to comparable sales growth for Company restaurants and franchise comparable sales growth refers to comparable sales growth for franchise restaurants. We believe that comparable sales growth is a key indicator of our performance, as influenced by our strategic initiatives and those of our competitors.

	For the
	Three Months Ended
	September 30,
	2009	2008
	(In constant currencies)
Company Comparable Sales Growth:
U.S. & Canada	(2.8)%	1.3%
EMEA / APAC	(1.0)%	3.4%
Latin America	(5.2)%	2.3%
Total Company Comparable Sales Growth	(2.4)%	1.9%
Franchise Comparable Sales Growth:
U.S. & Canada	(4.9)%	3.2%
EMEA / APAC	1.3%	5.0%
Latin America	(4.5)%	5.4%
Total Franchise Comparable Sales Growth	(2.9)%	3.9%
Comparable Sales Growth:
U.S. & Canada	(4.6)%	3.0%
EMEA/APAC	1.0%	4.8%
Latin America	(4.6)%	5.2%
Total Worldwide Comparable Sales Growth	(2.9)%	3.6%
     Negative worldwide comparable sales of 2.9% (in constant currencies) for the three months ended September 30, 2009 were adversely impacted by a decline in traffic compared to the same period in the prior year across many of the markets in which we operate. The decline in traffic was driven by continued adverse macroeconomic conditions, including record levels of unemployed and underemployed workers, especially SuperFan customers, our targeted demographic, more customers eating at home, heavy discounting by other restaurant chains and the H1N1 flu pandemic in Latin America. Negative worldwide comparable sales were partially offset by positive results in the EMEA/APAC business segment, which posted positive comparable sales of 1.0% for the three-month period, driven by strong performance in the U.K., Australia, New Zealand and Korea.
     Negative comparable sales growth in the U.S. and Canada of 4.6% (in constant currencies) for the three months ended September 30, 2009, was the result of a decline in traffic compared to the same period in the prior year, driven by continued adverse macroeconomic conditions, including record levels of unemployed and underemployed workers, especially SuperFan customers, our targeted demographic, more customers eating at home and heavy discounting by other restaurant chains. According to the NPD Group, Inc., which prepares and disseminates Crest data, QSR traffic in the U.S. declined 3% versus a year ago in the quarter ended August 2009. Products and promotions featured during the three-month period include value-focused promotions, such as the $1 Whopper Jr.® sandwich, 2 for $4 Original Chicken sandwiches, Whopper® sandwich limited time offers, such as the BBQ Stackticon™, as well as SuperFamily promotions, such as G.I. Joe™, Cloudy with a Chance of Meatballs™, Transformers™ 2 and NASCAR®.

     Positive comparable sales growth in EMEA/APAC of 1.0% (in constant currencies) for the quarter was driven by the strength of the U.K. and our major APAC markets, including Australia, New Zealand and Korea. Comparable sales growth was positive despite the fact that many of our major markets, including Germany and Spain, experienced negative comparable sales due to traffic declines caused by adverse economic conditions and/or heavy discounting by other restaurant chains. Products and promotions featured during the three-month period include the continuation of the value-focused King Deal™ promotions in Germany, the U.K. and Spain, and the Whopper® sandwich and Whopper Jr.® sandwich value meal promotions in Australia, as well as the promotion of high quality indulgent products.
     Negative comparable sales growth in Latin America was 4.6% (in constant currencies) for the three months ended September 30, 2009. The decrease in comparable sales was the result of traffic declines in the region during the quarter, particularly in Mexico and Central America, due to continued adverse socioeconomic conditions, lower influx of remittances from the U.S., a slowdown in tourism, the H1N1 flu pandemic in Mexico and South America and the devaluation of local currencies. Products and promotions featured during the three-month period include the national launch of the Mega Angus XT burger in Mexico, the Transformers™ BBQ Stackticon™ and Whopper® Furioso (aka Angry Whopper®) promotion burgers regionally, the launch of everyday branded value platforms throughout the region, including the “King Ofertas” in Argentina, the continued promotion of the Come Como Rey™ (Eat Like a King) value menu in Mexico, Central America and the Caribbean, the Whopper® Jackpot sweepstakes and new “Combo Familiar” (Family Combo) promotions in Puerto Rico, as well as strong kids’ properties such as Transformers™ 2, Pokémon™, G.I. Joe™ and Cloudy with a Chance of Meatballs™.
     Average Restaurant Sales
     Average restaurant sales, or ARS, is calculated as the total sales averaged over total store months for all restaurants open during a defined period. We believe that ARS is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced by comparable sales performance and restaurant openings and closures and includes the impact of movements in currency exchange rates. For the three months ended September 30, 2009, ARS was $321,000, including the unfavorable impact of currency exchange rates of $11,000, compared to $343,000 for the three months ended September 30, 2008, a decrease of 6%. ARS decreased primarily as a result of lower worldwide comparable sales and the unfavorable impact of currency exchange rates. Trailing twelve months ARS was $1.24 million, including the unfavorable impact of currency exchange rates of $70,000, compared to $1.32 million, for the periods ended September 30, 2009 and 2008, respectively.
     Sales Growth
     Sales growth refers to the change in sales at all Company and franchise restaurants from one period to another. We believe that sales growth is an important indicator of the overall direction and trends of sales and income from operations on a system-wide basis. Sales growth is influenced by restaurant openings and closures and comparable sales growth, as well as the effectiveness of our advertising and marketing initiatives and featured products.

	For the
	Three Months Ended
	September 30,
	2009	2008
	(In constant currencies)
Sales Growth:
U.S. & Canada	(4.1)%	3.7%
EMEA/APAC	8.5%	10.7%
Latin America	(2.9)%	16.3%
Total System-wide Sales Growth	(0.1)%	6.5%
     Sales growth for the three months ended September 30, 2009 was negative, primarily as result of negative comparable sales on a system-wide basis, partially offset by a net increase in franchise restaurant count.

     The U.S. and Canada experienced negative sales growth during the three months ended September 30, 2009, reflecting the impact of negative comparable sales growth, partially offset by a net increase of 38 restaurants during the trailing twelve months ended September 30, 2009. We had 7,546 restaurants in the U.S. and Canada as of September 30, 2009, compared to 7,508 restaurants as of September 30, 2008.
     EMEA/APAC demonstrated sales growth during the three months ended September 30, 2009, reflecting openings of new restaurants and positive comparable sales, driven by the U.K. and our major APAC markets, including Australia, New Zealand and Korea. We had 3,353 restaurants in EMEA/APAC as of September 30, 2009, compared to 3,106 restaurants as of September 30, 2008, reflecting an 8% increase in the number of restaurants.
     Latin America experienced negative sales growth for the three months ended September 30, 2009, driven by negative comparable sales, partially offset by new restaurant openings. We had 1,084 restaurants in Latin America as of September 30, 2009, compared to 1,018 restaurants as of September 30, 2008.
     Other Operating Data

	As of
	September 30,
	2009	2008
Restaurant Count Data:
Number of Company restaurants:
U.S. & Canada	1,046	1,056
EMEA/APAC(1)	296	293
Latin America(2)	93	85

Total Company restaurants	1,435	1,434
Number of franchise restaurants:
U.S. & Canada	6,500	6,452
EMEA/APAC(1)	3,057	2,813
Latin America(2)	991	933

Total franchise restaurants	10,548	10,198

Total system-wide restaurants	11,983	11,632

	For the Three Months Ended
	September 30,
	2009	2008
Other Operating Data:
Comparable sales growth	(2.9)%	3.6%
Sales growth	(0.1)%	6.5%
Average restaurant sales (in thousands)	$321.0	$343.0
Segment Data:
Company restaurant revenues (in millions):
U.S. & Canada	$328.4	$340.3
EMEA/APAC(1)	125.9	138.4
Latin America(2)	14.8	18.6

Total Company restaurant revenues	$469.1	$497.3

Company restaurant expenses as a percentage of revenue (3):
U.S. & Canada
Food, paper and products costs	32.3%	34.4%
Payroll and employee benefits	30.8%	30.5%
Occupancy and other operating costs	23.0%	23.0%

Total Company restaurant expenses	86.1%	87.9%

EMEA/APAC(1)
Food, paper and products costs	29.2%	27.7%
Payroll and employee benefits	33.0%	32.6%
Occupancy and other operating costs	27.9%	26.8%

Total Company restaurant expenses	90.1%	87.1%

Latin America(2)
Food, paper and products costs	39.9%	36.6%
Payroll and employee benefits	13.5%	12.4%
Occupancy and other operating costs	28.4%	32.2%

Total Company restaurant expenses	81.8%	81.2%

Worldwide
Food, paper and products costs	31.7%	32.6%
Payroll and employee benefits	30.9%	30.3%
Occupancy and other operating costs	24.4%	24.5%

Total Company restaurant expenses	87.0%	87.4%

Franchise revenues (in millions):
U.S. & Canada	$80.7	$84.2
EMEA/APAC(1)	47.1	48.5
Latin America(2)	10.9	13.0

Total franchise revenues(4)	$138.7	$145.7

Income from operations (in millions):
U.S. & Canada	$93.5	$85.4
EMEA/APAC(1)	19.8	22.6
Latin America(2)	7.9	10.2
Unallocated(5)	(38.2)	(28.3)

Total Income from operations	$83.0	$89.9

EBITDA (in millions)(6)	$108.1	$115.5

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Calculated using dollars expressed in hundreds of thousands.

(4)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $3.4 billion and $3.5 billion for each of the three months ended September 30, 2009 and 2008, respectively. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

(6)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Management believes that EBITDA is a useful measure as it incorporates certain operating drivers of our business such as sales growth, operating costs, selling, general and administrative expenses and other income and expense.
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
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended
	September 30,
	2009	2008
	(In millions)
Net income	$46.6	$49.8
Interest expense, net	12.5	14.4
Income tax expense	23.9	25.7
Depreciation and amortization	25.1	25.6

EBITDA	$108.1	$115.5

Results of Operations for the Three Months Ended September 30, 2009 and 2008
     The following table presents our results of operations for the three months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$469.1	$497.3	(6)%
Franchise revenues	138.7	145.7	(5)%
Property revenues	29.1	30.5	(5)%

Total revenues	636.9	673.5	(5)%
Company restaurant expenses	408.3	434.7	(6)%
Selling, general and administrative expenses	132.5	124.7	6%
Property expenses	14.7	15.2	(3)%
Other operating (income) expense, net	(1.6)	9.0	NM

Total operating costs and expenses	553.9	583.6	(5)%

Income from operations	83.0	89.9	(8)%
Interest expense	12.8	15.4	(17)%
Interest income	(0.3)	(1.0)	(70)%

Interest expense, net	12.5	14.4	(13)%
Income before income taxes	70.5	75.5	(7)%
Income tax expense	23.9	25.7	(7)%

Net income	$46.6	$49.8	(6)%

Earnings per share — basic	$0.35	$0.37	(7)%
Earnings per share — diluted	$0.34	$0.36	(6)%

Weighted average shares — basic	135.0	135.0
Weighted average shares — diluted	136.8	137.2

NM	- Not meaningful.
     Revenues
     Company restaurant revenues
     Company restaurant revenues decreased by $28.2 million, or 6%, to $469.1 million for the three months ended September 30, 2009, compared to the same period in the prior year. The decrease in Company restaurant revenues was primarily due to $15.1 million of unfavorable impact from the movement of currency exchange rates and negative worldwide Company comparable sales of 2.4% (in constant currencies) for the three-month period.
     In the U.S. and Canada, Company restaurant revenues decreased by $11.9 million, or 3%, to $328.4 million during the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 2.8% (in constant currencies), a net decrease of 10 Company restaurants during the trailing twelve-month period, including a reduction of 27 Company restaurants due to the sale of Company restaurants to franchisees (“refranchisings”), net of franchise restaurants acquired by us, and $1.8 million of unfavorable impact from the movement of currency exchange rates in Canada. Although Company comparable sales growth in the U.S. and Canada was negative for the three-month period, it was less negative than franchise comparable sales growth due to the successful implementation of our four-corners market-based pricing model, which enabled us to implement location-based pricing decisions in our Company restaurants.
     In EMEA/APAC, Company restaurant revenues decreased by $12.5 million, or 9%, to $125.9 million, during the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was primarily due to $9.0 million of unfavorable impact from the movement of currency exchange rates and negative Company comparable sales growth in EMEA/APAC of 1.0% (in constant currencies). Company comparable sales were positive in the U.K. and Italy, flat in Spain and negative in our other Company markets.
     In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues decreased by $3.8 million, or 20%, to $14.8 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily due to $4.3 million of unfavorable impact from the movement of currency exchange rates and negative Company comparable sales growth in Mexico of 5.2% (in constant currencies) for the three-month period. The decrease in revenues was partially offset by a net increase of eight Company restaurants during the trailing twelve-month period.
     Franchise revenues
     Total franchise revenues decreased by $7.0 million, or 5%, to $138.7 million for the three months ended September 30, 2009, compared to the same period in the prior year. Total franchise revenues decreased as a result of a $5.0 million unfavorable impact from the movement of currency exchange rates and negative worldwide franchise comparable sales of 2.9% (in constant currencies). These factors were partially offset by a net increase of 350 franchise restaurants during the trailing twelve-month period and an increase in the effective royalty rate in the U.S. during the three-month period.
     Franchise revenues in the U.S. and Canada decreased by $3.5 million, or 4%, to $80.7 million during the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 4.9% (in constant currencies) for the three-month period, partially offset by a net increase of 48 franchise restaurants during the trailing twelve-month period and an increase in the effective royalty rate in the U.S. during the three-month period. The impact from the movement of currency exchange rates was not significant for the period.
     Franchise revenues in EMEA/APAC decreased by $1.4 million, or 3%, to $47.1 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily driven by $3.9 million of unfavorable impact from the movement of currency exchange rates. However, this decrease was largely offset by the net increase of 244 franchise restaurants during the trailing twelve months ended September 30, 2009 and positive franchise comparable sales in EMEA/APAC of 1.3% (in constant currencies) for the three-month period.
     Latin America franchise revenues decreased by $2.1 million, or 16%, to $10.9 million during the three months ended September 30, 2009, compared to the same period in the prior year. Franchise revenues decreased as a result of $1.0 million of unfavorable impact from the movement of currency exchange rates and negative franchise comparable sales growth in Latin America of 4.5% (in constant currencies) for the three-month period, partially offset by the net increase of 58 franchise restaurants during the trailing twelve-month period.
     Property Revenues
     Total property revenues decreased by $1.4 million, or 5%, to $29.1 million for the three months ended September 30, 2009, compared to the same period in the prior year. The decrease for the period was primarily due to $0.8 million of unfavorable impact from the movement of currency exchange rates, negative franchise comparable sales in the U.S., which resulted in decreased revenues from percentage rents in the U.S., as well as a reduction in the number of properties leased to franchisees in EMEA. These factors were partially offset by the net effect of changes to our property portfolio in the U.S. and Canada, which includes the impact of refranchising Company restaurants and opening new franchise restaurants.

     In the U.S. and Canada, property revenues increased by $0.2 million, or 1%, to $23.0 million for the three months ended September 30, 2009, compared to the same period in the prior year. This increase was primarily due to the net effect of changes to our property portfolio, partially offset by negative franchise comparable sales growth resulting in decreased percentage rents.
     Property revenues in EMEA/APAC decreased by $1.6 million, or 21%, to $6.1 million for the three months ended September 30, 2009, compared to the same period in the prior year. The decrease was primarily due to $0.8 million of unfavorable impact from the movement of currency exchange rates and the reduction in the number of properties in our portfolio.
     Operating Costs and Expenses
     The Company benefited from decreases in total food, paper and product costs, both in actual dollars and as a percentage of Company restaurant revenues, for the three months ended September 30, 2009. While total payroll and employee benefits costs in actual dollars decreased for the period, primarily due to improvements in variable labor controls and scheduling in our U.S. restaurants, the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales and traffic declines across all segments resulted in an increase in payroll and employee benefits costs as a percentage of Company restaurant revenues. Occupancy and other operating costs also decreased in actual dollars for the period, although these costs remained unchanged as a percentage of Company restaurant revenues.
     Food, paper and product costs
     Total food, paper and product costs decreased by $13.5 million, or 8%, to $148.8 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of a decrease in commodity costs in the U.S. and Canada, traffic declines across all segments, which resulted in reduced purchasing levels, and $5.0 million of favorable impact from the movement of currency exchange rates. These factors were partially offset by increases in commodity costs in EMEA/APAC and Latin America. In Canada, Mexico and the U.K., our suppliers purchase goods in currencies other than the local currency in which they operate and pass on all, or a portion of the currency exchange impact to us. We refer to this as the negative currency exchange impact of cross border purchases, which contributed to the increase in our food, paper and product costs in Mexico and the U.K. As a percentage of Company restaurant revenues, food, paper and product costs decreased by 0.9% to 31.7%, primarily due to the decrease in commodity costs as noted above.
     In the U.S. and Canada, food, paper and product costs decreased by $11.3 million, or 10%, to $106.1 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of a decrease in commodity costs, traffic declines, which resulted in reduced purchasing levels, a net decrease of 10 Company restaurants, including the net refranchising of 27 Company restaurants, during the trailing twelve-month period ended September 30, 2009, and a $0.6 million favorable impact from the movement of currency exchange rates in Canada. These factors were partially offset by the negative currency exchange impact of cross border purchases in Canada. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 2.1% to 32.3%, primarily due to the factors noted above.
     In EMEA/APAC, food, paper and product costs decreased by $1.2 million, or 3%, to $36.8 million for the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of the favorable impact from the movement of currency exchange rates of $2.7 million and traffic declines across all major Company markets in the segment, which resulted in reduced purchasing levels, partially offset by increases in commodity costs across all markets in the segment, including the currency exchange impact of cross border purchases. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.5% to 29.2% primarily due to increases in commodity costs as noted above, partially offset by the impact of strategic pricing initiatives primarily in EMEA.
     In Latin America, food, paper and product costs decreased by $1.0 million, or 14%, to $5.9 million for the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of the favorable impact from the movement of currency exchange rates of $1.7 million and traffic declines in Mexico, which resulted in reduced purchasing levels, partially offset by increases in commodity costs, including the currency exchange impact of cross border purchases, the indexing by our vendors of local purchases to the U.S. dollar, and a net increase of eight Company restaurants during the twelve months ended September 30, 2009. Food, paper and product costs as a percentage of Company restaurant revenues increased by 3.3% to 39.9%, primarily as a result of increases in commodity costs as noted above, partially offset by the impact of strategic pricing initiatives.

     Payroll and employee benefits costs
     Total payroll and employee benefits costs decreased by $6.1 million, or 4%, to $144.8 million during the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was primarily due to $4.0 million of favorable impact from the movement of currency exchange rates and improvements in variable labor controls and scheduling in our U.S. restaurants, which mitigated the negative impact of traffic declines. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.6% to 30.9%, primarily as a result of the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales and traffic declines across all segments, partially offset by the improvements in variable labor controls and scheduling in our U.S. restaurants as noted above.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $2.5 million, or 2%, to $101.2 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of improvements in variable labor controls and scheduling in our U.S. restaurants, which mitigated the impact of traffic declines, a net decrease of 10 Company restaurants, including the net refranchising of 27 Company restaurants, during the trailing twelve month period and $0.6 million of favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.3% to 30.8%, primarily as a result of the adverse impact of sales deleverage on our fixed labor costs, partially offset by improvements in variable labor controls and scheduling in our U.S. restaurants.
     In EMEA/APAC, payroll and employee benefits costs decreased by $3.5 million, or 8%, to $41.6 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of $2.8 million of favorable impact from the movement of currency exchange rates and the refranchising of six Company restaurants in Germany during the fourth quarter of fiscal 2009. As a percentage of Company restaurant revenues, payroll and employee benefit costs increased by 0.4% to 33.0% primarily as a result of the adverse impact of sales deleverage on our fixed labor costs, partially offset by the impact of strategic pricing initiatives primarily in EMEA.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended September 30, 2009 compared to the same period in the prior year.
     Occupancy and other operating costs
     Occupancy and other operating costs decreased by $6.8 million, or 6%, to $114.7 million during the three months ended September 30, 2009, compared to the same period in the prior year, benefiting primarily from $4.1 million of favorable impact from the movement of currency exchange rates, lower utility costs and the non-recurrence of start-up costs associated with a large acquisition of franchise restaurants in the U.S. recorded in the prior year, partially offset by increased rents in the U.S. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.1% to 24.4%, primarily as a result of the benefits realized from lower utility costs and the non-recurrence of acquisition start-up costs referred to above, offset by increased rents and the adverse impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales and traffic declines across all segments.
     In the U.S. and Canada, occupancy and other operating costs decreased by $3.1 million, or 4%, to $75.5 million during the three months ended September 30, 2009, compared to the same period in the prior year. This decrease was primarily driven by lower utility costs, the non-recurrence of acquisition start-up costs referred to above and $0.4 million of favorable impact from the movement of currency exchange rates, partially offset by increased rents in the U.S. Rent expense increased due to the opening of 20 new Company restaurants during the trailing twelve-month period and contractual rent escalations. As a percentage of Company restaurant revenues, occupancy and other operating costs remained unchanged at 23.0%, primarily as a result of the benefits realized from lower utility and start-up costs, offset by increased rents and the adverse impact of sales deleverage on our fixed occupancy and other operating costs.
     In EMEA/APAC, occupancy and other operating costs decreased by $2.2 million, or 6%, to $35.0 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily due to $2.5 million of favorable impact from the movement of currency exchange rates and the refranchising of six Company restaurants in Germany during the fourth quarter of fiscal 2009. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.1% to 27.9%, primarily due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs.

     In Latin America, occupancy and other operating costs decreased by $1.5 million, or 26%, to $4.2 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily attributable to $1.2 million of favorable impact from the movement of currency exchange rates, the non-recurrence of accelerated depreciation related to a single Company restaurant closure in the prior year and lower utility costs. These factors were partially offset by a net increase of eight Company restaurants during the twelve months ended September 30, 2009. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 3.8% to 28.4% primarily as a result of the non-recurrence of accelerated depreciation and lower utility costs partially offset by the negative impact of sales deleverage on our fixed occupancy and other operating costs.
     Selling, general and administrative expenses
     Selling expenses decreased by $0.7 million, or 3%, to $23.5 million for the three months ended September 30, 2009, compared to the same period in the prior year, due to a $0.7 million favorable impact from the movement of currency exchange rates. Reduced contribution levels to national marketing funds due to lower sales at our Company restaurants were offset by higher local marketing expenditures aimed at driving incremental sales.
     General and administrative expenses increased by $8.5 million, or 8%, to $109.0 million for the three months ended September 30, 2009, largely driven by an increase in deferred compensation expense of $4.7 million resulting primarily from appreciation in the value of investments held in a rabbi trust established to fund our deferred compensation obligations (see Note 12 to the accompanying unaudited condensed consolidated financial statements for further details). The charge to deferred compensation was largely offset by a gain recorded in other operating income and expense. In addition, we recorded a previously-announced increase in share-based compensation expense of $1.6 million and an increase in professional service fees of $3.7 million. These items were partially offset by $2.7 million of favorable impact from the movement of currency exchange rates.
     Property Expenses
     Total property expenses decreased by $0.5 million, or 3%, to $14.7 million for the three months ended September 30, 2009, compared to the same period in the prior year, primarily attributable to a $0.8 million favorable impact from the movement of currency exchange rates and a decrease in percentage rent expense generated by negative worldwide comparable franchise sales growth. These factors were partially offset by increased rent expense resulting from the net effect of changes to our property portfolio in the U.S.
     Other operating (income) expense, net
     Other operating income, net, for the three months ended September 30, 2009 of $1.6 million includes $2.6 million in net gains on investments held in the rabbi trust (see Note 12 to the accompanying unaudited condensed consolidated financial statements), which represents a $4.6 million change from the same period in the prior year, and largely offsets the increase in deferred compensation expense recorded in general and administrative expenses, a $0.5 million net loss related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets, and $0.5 million in remeasurement losses on foreign currency transactions.
     Other operating expense, net, for the three months ended September 30, 2008 of $9.0 million includes $5.1 million of net expense related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets. It also includes $1.5 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S.

     Income from Operations

	Three Months Ended
	September 30,
	2009	2008
Income from Operations:
U.S. & Canada	$93.5	$85.4
EMEA/APAC	19.8	22.6
Latin America	7.9	10.2
Unallocated	(38.2)	(28.3)

Total income from operations	$83.0	$89.9

     Income from operations decreased by $6.9 million, or 8%, to $83.0 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of a $7.8 million increase in selling, general and administrative expenses, a $7.0 million decrease in franchise revenues, a decrease in Company restaurant margin of $1.8 million and a decrease in net property income of $1.0 million, partially offset by a $10.6 million decrease in other operating (income) expense, net. (See Note 15 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the three months ended September 30, 2009, the unfavorable impact on revenues from the movement of currency exchange rates was partially offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $3.6 million. We expect that continuing uncertainties in the currency markets may continue to adversely impact our operating results.
     In the U.S. and Canada, income from operations increased by $8.1 million, or 9%, to $93.5 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of a decrease in other operating expenses, net of $10.9 million and an increase in Company restaurant margin of $5.0 million. These factors were partially offset by a decrease in franchise revenues of $3.5 million, an increase in selling, general and administrative expenses of $3.0 million and a reduction in net property revenues of $1.0 million.
     In EMEA/APAC, income from operations decreased by $2.8 million, or 12%, to $19.8 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $5.6 million and a $1.4 million decrease in franchise revenues, partially offset by a $4.6 million decrease in selling, general and administrative expenses. The decrease also reflects $2.6 million of unfavorable impact from the movement of currency exchange rates.
     In Latin America, income from operations decreased by $2.3 million, or 23%, to $7.9 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $1.2 million and a $2.1 million decrease in franchise revenues. The decrease also reflects $1.0 million of unfavorable impact from the movement of currency exchange rates.
     Our unallocated corporate expenses increased by $9.9 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of an increase in deferred compensation expense of $4.7 million, which was largely offset by net gains on investments held in the rabbi trust recorded in other (income) expense, net, a $1.6 million increase in share-based compensation expense and an increase of $1.8 million related to IT projects.
     Interest Expense, net
     Interest expense, net decreased by $1.9 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the three months ended September 30, 2009 and 2008 were 4.7% and 5.4%, respectively, which included the impact of interest rate swaps on 73% and 76% of our term debt, respectively.

     Income Tax Expense
     Income tax expense was $23.9 million for the three months ended September 30, 2009, resulting in an effective tax rate of 33.9%, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations.
     Income tax expense was $25.7 million for the three months ended September 30, 2008, resulting in an effective tax rate of 34.0%, primarily due to currency fluctuations and the current mix of income from multiple tax jurisdictions.
     Net Income
     Our net income decreased by $3.2 million, or 6%, to $46.6 million during the three months ended September 30, 2009, compared to the same period in the prior year, primarily as a result of a $7.8 million increase in selling, general and administrative expenses, a decrease in franchise revenues of $7.0 million, a decrease in Company restaurant margin of $1.8 million and a decrease in net property income of $0.9 million. These factors were partially offset by a net increase of $10.6 million in other operating (income) expense, net, the benefit from a $1.9 million decrease in interest expense, net and a $1.8 million decrease in income tax expense.
Liquidity and Capital Resources
     Overview
     Cash provided by operations was $48.0 million during the three months ended September 30, 2009, compared to $51.8 million during the three months ended September 30, 2008.
     During the three months ended September 30, 2009, we borrowed $24.7 million and repaid $9.9 million under our revolving credit facility. We also repaid $15.6 million of our Term Loan A debt. The maturity dates of Term Loan A, Term Loan B-1 and any amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively. Our leverage ratio, as defined by our credit agreement, was 1.8x as of September 30, 2009, compared to 1.8x as of June 30, 2009. The weighted average interest rate for the three months ended September 30, 2009 and 2008 was 4.7% and 5.4%, respectively, which included the impact of interest rate swaps on 73% and 76% of our term debt, respectively.
     During the three months ended September 30, 2009, we declared and paid one quarterly dividend of $0.0625 per share, resulting in $8.5 million of cash payments to shareholders of record.
     We had cash and cash equivalents of $132.5 million as of September 30, 2009. In addition, as of September 30, 2009, we had a borrowing capacity of $104.6 million under our $150.0 million revolving credit facility.
     We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, dividends and debt service payments, over the next twelve months and for the foreseeable future.
     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $48.0 million during the three months ended September 30, 2009 compared to cash provided by operating activities of $51.8 million during the three months ended September 30, 2008. The $48.0 million provided during the three months ended September 30, 2009 includes net income of $46.6 million, including non-cash items such as $25.1 million of depreciation and amortization, $4.6 million of share-based compensation and $3.4 million of deferred income taxes, partially offset by a $12.3 million gain on the re-measurement of foreign denominated transactions. In addition, cash provided by operating activities was offset by a usage of cash from a change in working capital of $23.0 million. The $51.8 million provided during the three months ended September 30, 2008 includes net income of $49.8 million, including non-cash items such as a $44.9 million loss on the re-measurement of foreign denominated transactions, offset by a usage of cash from a change in working capital of $71.6 million.

     Investing Activities
     Cash used for investing activities was $28.8 million during the three months ended September 30, 2009 and $96.4 million during the three months ended September 30, 2008. The $28.8 million cash usage during the three months ended September 30, 2009 includes $31.2 million of payments for property and equipment and $0.8 million used for acquisitions of franchise restaurants, partially offset by $1.9 million from return of investment on direct financing leases and $1.3 million from other investing activities. The $96.4 million cash usage during the three months ended September 30, 2008 includes $66.7 million used for acquisitions of franchise restaurants and $33.3 million of payments for property and equipment, partially offset by $1.0 million from asset disposals and restaurant closures and $2.6 million from return of investment on direct financing leases and other investing activities.
     Capital expenditures for new restaurants include the costs to build new Company restaurants, as well as properties for new restaurants that we lease to franchisees. Capital expenditures for existing restaurants consist of the purchase of real estate related to existing restaurants, as well as renovations to Company restaurants, including restaurants acquired from franchisees, investments in new equipment and normal annual capital investments for each Company restaurant to maintain its appearance in accordance with our standards. Capital expenditures for existing restaurants also include investments in improvements to properties we lease and sublease to franchisees, including contributions we make toward leasehold improvements completed by franchisees on properties we control. Other capital expenditures include investments in information technology systems and corporate facilities. The following table presents capital expenditures by type of expenditure:

	For the
	Three Months Ended
	September 30,
	2009	2008
	(In millions)
New restaurants	$8.1	$7.6
Existing restaurants	18.0	23.7
Other, including corporate	5.1	2.0

Total	$31.2	$33.3

     We expect capital expenditures of approximately $175 million to $200 million in fiscal 2010 to develop new restaurants, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, to fund operational initiatives in our restaurants and for other corporate expenditures.
     Financing Activities
     Cash used by financing activities was $11.9 million during the three months ended September 30, 2009, compared to a $7.1 million cash provided during the three months ended September 30, 2008. Cash used by financing activities during the three months ended September 30, 2009 primarily consisted of principal repayments of $9.9 million under our revolving credit facility, $15.6 million of payments under our Term Loan A debt, repayments of capital leases of $1.2 million, a quarterly cash dividend payment of $8.5 million and the repurchase of common stock of $2.3 million primarily in connection with the settlement of PBRS granted in August 2006, offset by $24.7 million in proceeds from borrowings under the revolving credit facility, $0.7 million of excess tax benefits from exercises of stock options and settlement of PBRS and $0.2 million in proceeds from stock option exercises. Cash provided by financing activities during the three months ended September 30, 2008 primarily consisted of $94.4 million in proceeds from borrowings under the revolving credit facility, $3.0 million of excess tax benefits from share-based compensation and $2.1 million in proceeds from stock option exercises, offset by principal repayments on the revolving credit facility of $65.0 million, repayments of capital leases of $1.3 million, a quarterly cash dividend payment of $8.4 million and the repurchase of common stock of $17.7 million.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 14 to our unaudited condensed consolidated financial statements.

     New Accounting Pronouncements Issued But Not Yet Adopted
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”) which has not yet been codified in the ASC. This statement removes the concept of a qualifying special-purpose entity (“QSPE”) and eliminates the exception from applying FASB ASC 810-10 Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Furthermore, SFAS No. 166 establishes specific conditions to account for a transfer of financial assets as a sale, changes the requirements for derecognizing financial assets and requires additional disclosure. SFAS No. 166 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on July 1, 2010. We do not anticipate that the adoption of SFAS No. 166 will have a significant impact on the Company.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance that requires an enterprise to perform an analysis to identify the primary beneficiary of a Variable Interest Entity (“VIE”), a qualitatively on-going re-assessment on whether the enterprise is the primary beneficiary of the VIE and additional disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. In addition, this statement revises the methods utilized for determining whether an entity is a VIE and the events that trigger a reassessment of whether an entity is a VIE. SFAS No. 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on July 1, 2010. We do not anticipate that the adoption of SFAS No. 167 will have a significant impact on the Company.
     In December 2008, the FASB issued FSP No. FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC paragraphs 715-20-50-1 and 50-5 and 715-20-55-16 and 55-17). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC 715-20 requires entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. ASC 715-20 also includes a technical amendment to pre-existing guidance that requires a nonpublic entity to disclose net period benefit cost for each annual period for which a statement of income is presented. ASC 715-20 is effective for financial statements issued for fiscal years ending after December 15, 2009, which for us will be our fiscal year ending June 30, 2010. We do not anticipate that the adoption of ASC 715-20 will have a significant impact on the Company.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the three months ended September 30, 2009 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, except as noted below.
     We have entered into foreign currency forward contracts intended to economically hedge our exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in Euros but are also denominated in British Pounds and Canadian Dollars. Fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of income as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge, which is also reflected in our condensed consolidated statements of income. As of September 30, 2009, we had foreign currency forward contracts to hedge the U.S. dollar equivalent of $417.3 million of foreign currency-denominated assets. This U.S. dollar equivalent by currency is as follows: $307.5 million in Euros; $82.2 million in British Pounds; and $20.8 million in Canadian Dollars. All foreign currency forward contracts expire prior to June 30, 2010.
     We have also entered into foreign currency forward contracts to hedge our exposure to fluctuations in exchange rates associated with the receipt of forecasted foreign-denominated royalty cash flows. These forward contracts are denominated in Canadian Dollars and Australian Dollars. We have designated these forward contracts as cash flow hedges; as a result, the change in fair value of these forward contracts are recognized in stockholders’ equity until the forecasted foreign-denominated royalties are recognized as income in our consolidated statements of income, and the related foreign-denominated royalty receivable is settled in the following month, at which time the applicable portion of the fair value of the forward contract is reclassified from stockholders’ equity to our condensed consolidated statements of income, respectively. At September 30, 2009, we had foreign currency forward contracts to hedge the U.S. dollar equivalent of $5.5 million in Australian Dollars and $1.3 million in Canadian Dollars of forecasted foreign-denominated royalty cash flows.
     We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties based on credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty.
     As of September 30, 2009, we had interest rate swaps with an aggregate notional value of $575.0 million that qualify as cash flow hedges. A 1% change in interest rates on our existing debt of $817.4 million would result in an increase or decrease in interest expense of approximately $2.4 million in a given year, as we have hedged $575.0 million of our future interest payments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our beliefs and expectations regarding our restaurant ownership mix and the ability of our franchisees to fund the capital required to grow and maintain our system; our beliefs and expectations regarding our intention to focus on sales growth and profitability and expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development and expansion; our intention to continue to employ innovative marketing strategies and offer superior value and quality; our intention to focus on Company restaurant remodels and rebuilds; our ability to use proactive portfolio management to drive financial performance and development; our estimates regarding our liquidity, capital expenditures in fiscal year 2010 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of our hedging contracts on our income statements during fiscal year 2010; our expectations regarding unrecognized tax benefits; and our expectations regarding the impact of new accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, higher unemployment rates, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer preferences, and the impact of negative sales and traffic on our business, including the risk that we will be required to incur non-cash impairment or other charges that reduce our earnings;

•	Risks arising from the significant and rapid fluctuations in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our international growth strategy and risks related to our international operations;

•	Our ability and the ability of our franchisees to manage increases in operating costs, including health care expense if Congress passes employer mandated health care, if we or our franchisees choose not to pass, or cannot pass, these increased costs on to our guests;

•	Our relationship with, and the success of, our franchisees;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to franchisee financial distress due to issues arising with their Burger King® restaurants or losses from other businesses, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties, such as landlords;

•	The ability of our franchisees to refinance their business or to obtain new financing for development, restaurant remodels and equipment initiatives on acceptable terms or at all, and the strength of the financial institutions that have historically provided financing to franchisees;

•	Risks related to disruptions and catastrophic events, including disruption in the financial markets, war, terrorism and other international conflicts, public health issues such as the H1N1 flu pandemic, and natural disasters, and the impact of such events on our operating results;

•	Risks related to food safety, including foodborne illness and food tampering, and the safety of toys and other promotional items available in our restaurants;

•	Risks related to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply of necessary products to us;

•	Our ability to execute on our reimaging program in the U.S. and Canada to increase sales and profitability;

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our senior credit facility;

•	Risks related to the ability of counterparties to our secured credit facility, interest rate swaps and foreign currency forward contracts to fulfill their commitments and/or obligations;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Our ability to continue to extend our hours of operation, at least in the U.S. and Canada, to capture a larger share of both the breakfast and late night dayparts;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Our ability to utilize foreign tax credits to offset our U.S. income taxes due to continuing losses in the U.K. and other factors and risks related to the impact of changes in statutory tax rates in foreign jurisdictions on our deferred taxes and effective tax rate;

•	Our ability to realize our expected tax benefits from the realignment of our European and Asian businesses;

•	Our ability to manage changing labor conditions in the U.S. and internationally;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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
Part II — Other Information
Item 1. Legal Proceedings
     Casteneda v. Burger King Corp. and Burger King Holdings, Inc., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a class action lawsuit was filed against us in the United States District Court for the Northern District of California. The complaint alleged that all 92 Burger King restaurants in California leased by us and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. Although we intend to continue to vigorously defend against all claims in this lawsuit, we are unable to predict the ultimate outcome of this litigation.
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on August 27, 2009 (the “2009 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2009 Annual Report. The information below updates, and should be read in conjunction with, the risk factors in our 2009 Annual Report. We encourage you to read these risk factors in their entirety.
     The following supplements the risk factor entitled “Economic conditions are adversely affecting consumer discretionary spending and may continue to negatively impact our business and operating results” in the 2009 Form 10-K:
     The current global recession has reduced consumer confidence and impacted the public’s ability and desire to spend discretionary dollars in many of our international markets. Unemployment across Europe, including many of the countries in which we operate, has reached the highest levels in a decade. We operate in 73 countries and U.S. territories, and we are unable to predict when these countries will emerge from the current recession or whether they will emerge at the same time or at different times. Even once the economic decline begins to ease, economists believe that the labor market lags behind many economic indicators and that unemployment commonly rises after a downturn. We believe that our sales, guest traffic and profitability is strongly correlated to unemployment levels. As a result, we may not see improvement in our sales and profitability even after the countries in which we operate emerge from the current recession. There can be no assurance that the plans to stimulate the economy implemented by the governments of the countries in which we operate will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit or result in lower unemployment.
     If this difficult economic situation continues in the United States or any of the international markets in which we operate for a prolonged period of time or deepens in magnitude, we may be required to incur non-cash impairment or other charges, which would reduce our earnings.
     The following supplements the risk factor entitled “Approximately 90% of our restaurants are franchised and this restaurant ownership mix presents a number of disadvantages and risks”:
     Our development strategy depends on the ability, and willingness, of franchisees to remodel existing restaurants and build new restaurants. A significant portion of our franchisees will need to borrow funds in order to fund these capital expenditures. We do not provide our franchisees financing and therefore their ability to access borrowed funds depends on their independent relationships with various regional and national financial institutions. Recent developments in the U.S. banking industry, including the record number of commercial banks and savings institutions that were on the FDIC “Problem List” and increases in the non-current asset levels at these financial institutions, and in the international banking industry may make it more difficult for our franchisees to access financing at commercially reasonable rates, if at all. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in remodeling or reimaging of their existing restaurants or to build new restaurants. If our franchisees do not invest in improving their restaurants and restaurant expansion, our future growth could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information related to repurchases of our common stock made during the three months ended September 30, 2009:

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of Shares
	Total Number of		Purchased as Part of Publicly	That May Yet be Purchased
	Shares Purchased	Average Price Paid	Announced Plans or Programs	Under the Plans or Programs
Period	(1)	Per Share	(2)	(2)
July 1-31, 2009	337	$17.27	—	$200,000,000
Aug 1-31, 2009	136,482	$17.48	—	$200,000,000
Sept 1-30, 2009	—	—	—	$200,000,000

Total	136,819	$17.38	—	$200,000,000

(1)	All shares purchased were in connection with the Company’s obligation to withhold from restricted stock awards the amount of applicable withholding taxes due in respect of such awards.

(2)	On March 4, 2009, the Company’s Board of Directors authorized a $200.0 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s insider trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy. The program expires on December 31, 2010. To date, we have not repurchased any shares under the new program.
Item 5. Other Information
     Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Item 5.02(e)
2009 Restaurant Support Incentive Program
     On July 30, 2009, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of Burger King Holdings, Inc. (the “Company”) approved, under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), annual performance-based cash bonuses for certain executives, including the executives named below (the “Named Executive Officers” or “NEOs”): John W. Chidsey, Chairman and Chief Executive Officer, $803,014; Ben K. Wells, Chief Financial Officer, $266,648; Russell B. Klein, President, Global Marketing, Strategy and Innovation, $317,240; Charles M. Fallon, Jr., President, North America, $222,158; and Peter B.

Robinson, President, EMEA, $449,363. These cash bonuses were paid pursuant to the Fiscal Year 2009 Restaurant Support Incentive Program (the “2009 RSIP”). A description of the 2009 RSIP is set forth in the Company’s proxy statement filed with the Securities and Exchange Commission on October 8, 2009 (the “2009 Proxy Statement”).
2010 Restaurant Support Incentive Program
     The Fiscal Year 2010 Restaurant Support Incentive Program (the “2010 RSIP”) approved by the Compensation Committee is the same in all material respects as the 2009 RSIP described in the 2009 Proxy Statement except as otherwise set forth herein. In July 2009, the Compensation Committee approved using PBT (profit before taxes) as the measure to determine the Company’s worldwide Company performance and EBITDA (earnings before interest, taxes, depreciation and amortization) as the measure to determine the Company’s regional performance for purposes of calculating the Overall Business Performance Factor under the 2010 RSIP. This change was made to increase management’s focus on managing capital through operating and financial decisions, as PBT holds management accountable for controlling costs and increasing profits and is a key driver for total shareholder return. PBT excludes the impact of taxes which only a few employees have the ability to impact. For those employees with regional responsibilities, the use of PBT introduces a second measure for evaluating Company performance, while preserving EBITDA as the measure for regional performance.
2009 Long Term Incentive Program
     On August 22, 2008, the Company granted each NEO performance-based restricted stock awards approved by the Compensation Committee under the Fiscal Year 2009 Long Term Incentive Program (the “2009 LTIP”). A description of the 2009 LTIP is set forth in the 2009 Proxy Statement. At the end of the one-year performance period, the number of performance-based restricted shares earned by the NEOs was subject to (i) a decrease of up to 50% for all NEOs if the Company achieved its measure of Company performance, specifically profit before taxes (“PBT”), between the “threshold” and “target” levels; and (ii) an increase of up to 50% for all NEOs if the Company achieved PBT between the “target” and “maximum” levels. If the Company achieved PBT below the “threshold” level, all NEOs would receive 50% of their target award. For fiscal 2009, the Company’s PBT performance fell between the threshold and target levels, and consequently, in August 2009, the Compensation Committee approved a downward adjustment to the awards for all NEOs of 36%. The total number of performance-based restricted shares actually awarded for fiscal 2009 to the Named Executive Officers, after taking into consideration the downward adjustment for Company performance, was as follows: Mr. Chidsey, 49,542 shares; Mr. Wells, 8,813 shares; Mr. Klein, 12,233 shares; Mr. Fallon, 8,578 shares; and Mr. Robinson, 8,257 shares.
2010 Long Term Incentive Program
     On August 20, 2009, the Compensation Committee approved, under the Omnibus Incentive Plan, the Fiscal Year 2010 Long Term Incentive Program (the “2010 LTIP”), pursuant to which the Company’s NEOs (other than Mr. Robinson) received performance-based equity awards with a grant date of August 26, 2009 and a grant date value equal to a percentage of each such executive’s base salary, subject to adjustment depending upon individual performance during fiscal 2009 for Messrs. Wells, Klein and Fallon. The CEO’s target award is not subject to adjustment based on his individual performance. The 2010 LTIP is the same in all material respects as the 2009 LTIP described in the 2009 Proxy Statement except as otherwise set forth herein. Under the 2010 LTIP, the target equity awards for the NEOs (other than Mr. Robinson), as adjusted for individual performance and as a percentage of their base salary, are as follows: Mr. Chidsey, 400%; Mr. Klein, 200%; and Messrs. Wells and Fallon, 150%. Due to the change in his position, Mr. Robinson did not receive a target equity award on August 26, 2009; however, he received an equity grant on November 1, 2009 as described below under “Amendment to Employment Agreement — Peter Robinson”.
     Under the 2010 LTIP, the Company has granted the NEOs (other than Mr. Robinson) a combination of equity grants, with 50% of the value earned in the form of stock options and 50% of the value earned in the form of performance-based restricted stock. The option awards have an exercise price of $18.31 per share and will vest ratably over four years. The performance-based restricted stock awards have a one-year performance period ending June 30, 2010 and will vest 100% on the third anniversary of the grant date. The Company performance factor of PBT will continue as the business objective measure under the 2010 LTIP. These performance-based restricted stock awards are subject to the same upward or downward adjustment as under the 2009 LTIP described above.
     The number of shares underlying the fiscal 2010 option awards for each of the NEOs (other than Mr. Robinson) is as follows: Mr. Chidsey, 314,118 shares; Mr. Klein, 77,560 shares; Mr. Wells, 55,878 shares; and Mr. Fallon, 49,444 shares. The number of performance-based restricted shares granted under the 2010 LTIP (subject to increase or decrease as described above), and the maximum number of performance-based restricted shares that may be granted under the 2010 LTIP if the Company achieves the “maximum” level of PBT, is as follows for each of the NEOs (other than Mr. Robinson): Mr. Chidsey, 113, 913 shares and 170,869 shares, respectively; Mr. Klein, 28,126 shares and 42,189 shares, respectively; Mr. Wells, 20,263 shares and 30,394 shares, respectively; and Mr. Fallon, 17,930 shares and 26,895 shares, respectively. The foregoing equity grant for Mr. Chidsey was approved by the Board of Directors of the Company on August 20, 2009.
Special Awards
     On August 20, 2009, the Compensation Committee approved a one-time cash bonus of $50,000 for Ben K. Wells, the Company’s Chief Financial Officer, to recognize extraordinary performance. This special bonus was paid in September 2009 in addition to the cash bonus earned by Mr. Wells under the 2009 RSIP.
     On August 20, 2009, the Compensation Committee approved a special equity grant with a grant date of August 26, 2009 and an aggregate value of $2.25 million for Russell B. Klein, the Company’s President, Global Marketing, Strategy and Innovation, as a retention tool. The special equity grant, which consisted of a combination of 114,678 stock options and 81,922 shares of restricted stock, vests over five years, with one-third vesting on the third anniversary of the grant date, one-third vesting on the fourth anniversary of the grant date and the balance vesting on the fifth anniversary of the grant date.
Amendment to Employment Agreement — Peter Robinson
     Mr. Robinson’s assignment as President, EMEA ended on September 30, 2009. Commencing on October 1, 2009, we appointed Mr. Robinson to the office of Executive Vice President and entered into an amendment to his employment agreement. Pursuant to the amendment, (i) we agreed to provide Mr. Robinson with temporary housing, grossed up for taxes, (ii) we agreed to pay Mr. Robinson a one-time signing bonus of $35,000, payable on our first regular payroll date after November 1, 2009, (iii) Mr. Robinson will receive a cash retention bonus in the annualized amount of $150,000, payable in equal installments on our regular payroll dates provided that he remains employed by us on the applicable payment date; (iv) if we terminate Mr. Robinson’s employment without cause or if Mr. Robinson terminates his employment for any reason during our 2010 fiscal year, he will receive a prorated cash bonus based on 70% of his base salary whether or not we achieve our specific financial goals for the 2010 fiscal year, (v) if we terminate Mr. Robinson’s employment without cause or if Mr. Robinson terminates his employment with good reason during any year following the 2010 fiscal year, he will receive a prorated cash bonus calculated in accordance with the cash incentive plan then in effect (and determined based on the extent to which we actually achieve the performance goals for such year), payable within five business days following the date annual bonuses are paid for such fiscal year, and (vi) Mr. Robinson will not be entitled to any other severance benefits under his employment agreement. In addition, on November 1, 2009, Mr. Robinson received an equity grant consisting of 13,088 stock options with an exercise price of $17.16 per share, which will fully vest on August 26, 2010, subject to his award agreement.
     A copy of the First Amendment to Employment Agreement dated as of September 30, 2009 between Burger King Corporation and Peter Robinson is filed herewith as Exhibit 10.57.

Item 6.	Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description
10.57	First Amendment to Employment Agreement dated as of September 30, 2009 between Burger King Corporation and Peter Robinson

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: November 2, 2009	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.57	First Amendment to Employment Agreement dated as of September 30, 2009 between Burger King Corporation and Peter Robinson

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002