Form 10-Q
period 2009-12-31
Burger King Holdings Inc
filed 2010-02-05
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
     As of February 1, 2010, there were 135,257,103 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	December 31,	June 30,
	2009	2009
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$139.9	$121.7
Trade and notes receivable, net	132.8	130.0
Prepaids and other current assets	70.6	86.4
Deferred income taxes, net	26.3	32.5

Total current assets	369.6	370.6

Property and equipment, net of accumulated depreciation of $662.7 million and $607.4 million, respectively	1,022.0	1,013.2
Intangible assets, net	1,064.8	1,062.7
Goodwill	26.4	26.4
Net investment in property leased to franchisees	135.5	135.3
Other assets, net	98.0	98.9

Total assets	$2,716.3	$2,707.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$105.0	$127.0
Accrued advertising	72.0	67.8
Other accrued liabilities	198.7	220.0
Current portion of long term debt and capital leases	80.5	67.5

Total current liabilities	456.2	482.3

Term debt, net of current portion	711.8	755.6
Capital leases, net of current portion	66.7	65.8
Other liabilities, net	345.9	354.5
Deferred income taxes, net	68.5	74.1

Total liabilities	1,649.1	1,732.3

Commitments and Contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 135,250,283 and 134,792,121 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	1.4	1.4
Additional paid-in capital	632.9	623.4
Retained earnings	535.1	455.4
Accumulated other comprehensive loss	(40.8)	(45.9)
Treasury stock, at cost; 2,979,205 and 2,884,223 shares, at December 31, 2009 and June 30, 2009, respectively	(61.4)	(59.5)

Total stockholders’ equity	1,067.2	974.8

Total liabilities and stockholders’ equity	$2,716.3	$2,707.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$476.9	$472.8	$946.0	$970.1
Franchise revenues	140.3	133.9	279.0	279.6
Property revenues	28.2	27.4	57.3	57.9

Total revenues	645.4	634.1	1,282.3	1,307.6

Company restaurant expenses:
Food, paper and product costs	151.0	151.9	299.8	314.2
Payroll and employee benefits	146.4	144.4	291.2	295.3
Occupancy and other operating costs	113.9	112.1	228.6	233.6

Total company restaurant expenses	411.3	408.4	819.6	843.1

Selling, general and administrative expenses	127.0	123.5	256.9	250.5
Property expenses	14.8	13.5	29.5	28.7
Other operating expense, net	4.1	2.5	5.1	9.2

Total operating costs and expenses	557.2	547.9	1,111.1	1,131.5

Income from operations	88.2	86.2	171.2	176.1

Interest expense	12.4	15.8	25.2	31.2
Interest income	(0.2)	(0.8)	(0.5)	(1.8)

Total interest expense, net	12.2	15.0	24.7	29.4

Income before income taxes	76.0	71.2	146.5	146.7
Income tax expense	25.8	26.9	49.7	52.6

Net income	$50.2	$44.3	$96.8	$94.1

Earnings per share:
Basic	$0.37	$0.33	$0.72	$0.70
Diluted	$0.37	$0.33	$0.71	$0.69

Weighted average shares outstanding:

Basic	135.2	134.6	135.2	134.8
Diluted	136.8	136.5	136.8	136.9

Dividends per common share	$0.06	$0.06	$0.13	$0.13
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
	(In millions)
Cash flows from operating activities:
Net income	$96.8	$94.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.4	48.8
Gain on hedging activities	(0.7)	(0.6)
(Gain) loss on remeasurement of foreign denominated transactions	(6.2)	60.1
Gain on refranchisings and dispositions of assets	(3.0)	(1.3)
Impairment on non-restaurant properties	1.2	—
Bad debt expense, net of recoveries	0.4	2.8
Share-based compensation	8.7	7.6
Deferred income taxes	0.3	(14.7)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(2.3)	(3.9)
Prepaids and other current assets	16.1	(6.6)
Accounts and drafts payable	(22.9)	(45.2)
Accrued advertising	3.6	5.1
Other accrued liabilities	(25.1)	(14.3)
Other long-term assets and liabilities	2.8	(3.0)

Net cash provided by operating activities	122.1	128.9

Cash flows from investing activities:
Payments for property and equipment	(63.8)	(83.4)
Proceeds from refranchisings, disposition of assets and restaurant closures	5.3	2.2
Payments for acquired franchisee operations, net of cash acquired	(0.8)	(66.7)
Return of investment on direct financing leases	3.9	3.9
Other investing activities	1.8	(4.9)

Net cash used for investing activities	(53.6)	(148.9)

Cash flows from financing activities:
Repayments of term debt and capital leases	(33.7)	(2.4)
Borrowings under revolving credit facility	29.5	94.4
Repayments of revolving credit facility	(29.5)	(65.0)
Dividends paid on common stock	(17.1)	(17.1)
Proceeds from stock option exercises	0.4	2.3
Excess tax benefits from share-based compensation	0.9	3.2
Repurchases of common stock	(2.4)	(20.0)

Net cash used for financing activities	(51.9)	(4.6)

Effect of exchange rates on cash and cash equivalents	1.6	(17.4)
Increase (decrease) in cash and cash equivalents	18.2	(42.0)
Cash and cash equivalents at beginning of period	121.7	166.0

Cash and cash equivalents at end of period	$139.9	$124.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$24.9	$30.0
Income taxes paid	$21.1	$70.3

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$1.9	$0.6
Net investment in direct financing leases	$3.7	$2.2
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
Concentrations of Risk
     The Company’s operations include Company and franchise restaurants located in 73 countries and U.S. territories. Of the 12,078 restaurants in operation as of December 31, 2009, 1,422 were Company restaurants and 10,656 were franchise restaurants.
     Four distributors service approximately 85% of our U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business. In many of the Company’s international markets, a single distributor services all the Burger King restaurants in the market. The loss of any of one of these distributors would likely have an adverse effect on the market impacted, and depending on the market, could have an adverse impact on the Company’s financial results.
     In many of the Company’s international markets, a single distributor services all the Burger King restaurants in the market. The loss of any of one of these distributors would likely have an adverse affect on the market impacted, and depending on the market, could have an adverse impact on the Company’s financial results.
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
Recently Adopted Accounting Standards
     On December 15, 2009, the Company adopted FASB Accounting Standard Update (ASU) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). FASB ASU 2009-12 amends FASB Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures — Overall, to permit, as a practical expedient, a reporting entity to measure the fair value of an investment within the scope of ASU 2009-12 on the basis of the net asset value per share of the investment. For the Company, ASU 2009-12 pertains only to alternative investments held in the BKC pension and postretirement plans as we do not invest in alternative investments outside of these plans. Furthermore, the disclosure provisions of FASB ASU 2009-12 are not applicable to employer’s disclosures about pension and postretirement benefit plan assets. FASB ASC 715, Compensation-Retirement Benefits (formerly FSP FASB 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets) prescribes required employer’s disclosures about pension and other postretirement benefit plan assets. FASB ASC 715 is effective for our financial statements issued for the fiscal year ending June 30, 2010.
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
Note 3. Share-based Compensation
     On August 26, 2009 (the “Annual Grant Date”), the Company granted non-qualified stock options, performance-based restricted shares and units (“PBRS”) and restricted stock units covering approximately 1.7 million shares, 0.6 million shares and 96,000 shares, respectively, to eligible employees.
     The Company’s stock options generally have a four-year vesting period. The grant date fair value of the stock options granted on the Annual Grant Date was $6.54 per share and was estimated using the Black-Scholes option pricing model based on the following weighted-average input assumptions: exercise price of $18.31, risk-free interest rate of 2.92%; expected term of 6.25 years; expected volatility of 37.15%; and expected dividend yield of 1.37%.

     The amount of PBRS granted to each eligible employee on the Annual Grant Date was based on the Company achieving 100% of the performance target set for fiscal year 2010. PBRS generally have a three-year vesting period from the grant date, which includes the one-year performance period. The grant date fair value of each PBRS was $18.31, representing the closing share price of the Company’s common stock on the grant date.
     In November 2009, the Company granted approximately 39,000 deferred shares of restricted stock to non-employee members of the Company’s Board of Directors as an annual grant and 19,000 deferred shares of restricted stock to six non-employee directors who elected to receive shares in lieu of receiving their annual retainer and chair fees in cash. The annual grant vests in quarterly installments over a one-year period on the first day of each calendar quarter following the grant date. The retainer grant was fully vested on the grant date. All deferred shares will settle and shares of common stock will be issued upon termination of service by the board member.
     The Company recorded $4.1 million and $8.7 million of share-based compensation expense for the three and six months ended December 31, 2009, respectively. The Company recorded $4.6 million and $7.6 million of share-based compensation expense for the three and the six months ended December 31, 2008, respectively. Excess tax benefits from the exercise of stock options and settlement of PBRS of $0.9 million and $3.2 million in the six months ended December 31, 2009 and 2008, respectively, were reported as financing cash flows in the accompanying condensed consolidated statements of cash flows.
Note 4. Acquisitions, Closures and Dispositions
     Acquisitions
     All acquisitions of franchise restaurants subsequent to July 1, 2009 are accounted for using the acquisition method of accounting
(See note 2). Acquisitions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Number of restaurants acquired	—	2	3	76
Prepaids and other current assets	$—	$—	$—	$0.9
Property and equipment, net	—	—	—	14.2
Other intangible assets	—	—	0.8	54.9
Assumed liabilities	—	—	—	(3.3)

Total purchase price	$—	$—	$0.8	$66.7

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
     Closures and dispositions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Number of restaurant closures	14	4	18	6
Number of refranchisings	12	1	12	3
Net loss (gain) on restaurant closures, refranchisings, and dispositions of assets	$0.8	$(1.0)	$1.0	$—

Note 5. Prepaids and Other Current Assets, net
     Included in prepaids and other current assets, net were refundable income taxes of $11.2 million and $39.3 million; inventories totaling $18.0 million and $15.8 million; and prepaid expenses of $41.4 million and $31.3 million as of December 31, 2009 and June 30, 2009, respectively. Refundable income taxes were primarily as a result of tax benefits realized from the dissolution of dormant foreign entities in the fourth quarter of fiscal 2009.
Note 6. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows (in millions, except for per share information):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:

Numerator for basic and diluted earnings per share:
Net income	$50.2	$44.3	$96.8	$94.1

Denominator:
Weighted average shares — basic	135.2	134.6	135.2	134.8
Effect of dilutive securities	1.6	1.9	1.6	2.1

Weighted average shares — diluted	136.8	136.5	136.8	136.9

Basic earnings per share	$0.37	$0.33	$0.72	$0.70
Diluted earnings per share	$0.37	$0.33	$0.71	$0.69
Antidilutive shares (1)	4.7	3.6	4.3	2.2

(1)	These shares were not included in the computation of weighted average shares-diluted because they would have been anti-dilutive for the periods presented.

Note 7. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income	$50.2	$44.3	$96.8	$94.1

Translation adjustment	—	(5.7)	5.0	(4.6)

Cash flow hedges:
Net change in fair value of derivatives (1)	2.4	(19.9)	0.9	(22.0)
Pension and post-retirement benefit plans (2)	—	—	(0.8)	—

Total other comprehensive income (loss)	2.4	(25.6)	5.1	(26.6)

Total comprehensive income	$52.6	$18.7	$101.9	$67.5

(1)	Amounts are presented net of tax of $1.6 million and $12.7 million for the three months ended December 31, 2009 and 2008, respectively, and $0.8 million and $13.9 million for the six months ended December 31, 2009 and 2008, respectively.

(2)	Amount is presented net of tax of $0.5 million for the six months ended December 31, 2009, respectively.
Note 8. Other Accrued Liabilities and Other Liabilities
     Included in other accrued liabilities, as of December 31, 2009 and June 30, 2009, were accrued payroll and employee-related benefits costs totaling $45.1 million and $69.4 million, respectively. The decrease in accrued payroll and employee-related benefits costs was primarily due to the payment of the Company’s annual incentive bonus to employees during the three months ended September 30, 2009.
     Included in other liabilities, as of December 31, 2009 and June 30, 2009, were accrued pension liabilities of $53.5 million and $53.8 million, respectively; interest rate swap liabilities of $29.9 million and $32.4 million, respectively; casualty insurance reserves of $26.7 million and $27.7 million, respectively; retiree health benefits of $21.3 million and $21.1 million, respectively; and unfavorable leases of $146.8 million and $155.5 million, respectively.
Note 9. Long-Term Debt
     As of December 31, 2009 and June 30, 2009, the Company had $787.0 million and $818.3 million of long-term debt outstanding, respectively, including the current portion, consisting of $75.2 million and $62.7 million, respectively. During the six months ended December 31, 2009, the Company repaid $31.3 million of principal on its Term Loan A. In addition, the Company borrowed and repaid $29.5 million under the revolving credit facility. The next scheduled principal payment on the Company’s senior secured debt is March 31, 2010, in the amount of $15.6 million on Term Loan A. The maturity dates of Term Loan A, Term Loan B-1 and any amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively. The weighted average interest rate for the three months ended December 31, 2009 and 2008 was 4.6% and 5.5%, respectively, which included the impact of interest rate swaps on 71% and 66% of our term debt, respectively. The weighted average interest rate for the six months ended December 31, 2009 and 2008 was 4.6% and 5.4%, respectively, which included the impact of interest rate swaps on 72% and 71% of our term debt, respectively (See Note 10).
Note 10. Fair Value Measurements and Derivative Instruments
     Fair Value Measurements
     The following table presents (in millions) financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments, and other investments, which consists of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan, as well as their location on the Company’s condensed consolidated balance sheets as of December 31, 2009 and June 30, 2009:

	As of December 31, 2009				Fair Value Measurements at December 31, 2009
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaids				Active Markets for	Other	Significant
	and Other				Identical	Observable	Unobservable
	Current	Other Assets,	Other Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	net	Liabilities	liabilities, net	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(29.9)	$—	$(29.9)	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—
Foreign currency forward contracts (liability)	—	—	(0.4)	—	—	(0.4)	—

Total	$0.1	$—	$(0.4)	$(29.9)	$—	$(30.2)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$5.3	$—	$—	$—	$—	$5.3	$—
Foreign currency forward contracts (liability)	—	—	(13.4)	—	—	(13.4)	—

Total	$5.3	$—	$(13.4)	$—	$—	$(8.1)	$—

Other investments:
Investments held in a rabbi trust	$—	$20.4	$—	$—	$20.4	$—	$—

Total	$—	$20.4	$—	$—	$20.4	$—	$—

	As of June 30, 2009				Fair Value Measurements at June 30, 2009
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaids				Active Markets for	Other	Significant
	and Other				Identical	Observable	Unobservable
	Current	Other Assets,	Other Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	net	Liabilities	liabilities, net	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Total	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$0.3	$—	$—	$—	$—	$0.3	$—
Foreign currency forward contracts (liability)	—	—	(20.3)	—	—	(20.3)	—

Total	$0.3	$—	$(20.3)	$—	$—	$(20.0)	$—

Other investments:
Investments held in a rabbi trust	$—	$17.9	$—	$—	$17.9	$—	$—

Total	$—	$17.9	$—	$—	$17.9	$—	$—

     The Company’s derivatives are valued using discounted cash flow analysis that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.
     At December 31, 2009, the fair value of the Company’s variable rate term debt was estimated at $781.2 million, compared to a carrying amount of $784.9 million. At June 30, 2009, the fair value of the Company’s variable rate term debt was estimated at $791.9 million, compared to a carrying amount of $816.4 million. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are similar to Level 2 inputs within the valuation hierarchy.
     Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis, that is these assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. For the Company, these items primarily include long-lived assets, goodwill and other intangible assets. At December 31, 2009, no fair value adjustments or fair value measurements were required for non-financial assets or liabilities.
     Disclosures about Derivative Instruments and Hedging Activities
     The Company enters into derivative instruments for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. The Company uses derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.
     Interest Rate Swaps
     The Company enters into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Company’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B-1 debt (the “Term Debt”). Interest payments on the Term Debt are made quarterly and the variable rate on the Term Debt is reset at the end of each fiscal quarter. The interest rate swap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. These changes in fair value are subsequently reclassified into earnings as a component of interest expense each quarter as interest payments are made on the Term Debt. At December 31, 2009, interest rate swap contracts with a notional amount of $575.0 million were outstanding.
     In September 2006, the Company settled interest rate swaps designated as cash flow hedges, which had a fair value of $11.5 million, and terminated the hedge relationship. The fair value of the settled swaps is recorded in AOCI and is being recognized as a reduction to interest expense each quarter over the remaining term of the Term Debt. At December 31, 2009, $1.3 million remained in AOCI.
     Foreign Currency Forward Contracts
     The Company enters into foreign currency forward contracts, which typically have maturities between one and fifteen months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s condensed consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. The Company also enters into foreign currency forward contracts in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. At December 31, 2009, foreign currency forward contracts with a notional amount of $423.6 million were outstanding.
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
     Credit-Risk Related Contingent Features
     The Company’s derivative instruments do not contain any credit-risk related contingent features.
     The following table presents the required quantitative disclosures for the Company’s derivative instruments (in millions):

	For the Three Months Ended December 31,			For the Three Months Ended December 31,
	2009			2008
		Foreign			Foreign
		Currency			Currency
	Interest Rate	Forward		Interest Rate	Forward
	Swaps	Contracts	Total	Swaps	Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(1.8)	$0.3	$(1.5)	$(32.8)	$(0.8)	$(33.6)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(5.4)	$—	$(5.4)	$(0.4)	$—	$(0.4)
Gain (loss) reclassified from AOCI into royalty income	$—	$(0.4)	$(0.4)	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense net	$—	$5.8	$5.8	$—	$14.6	$14.6

(1)	Includes $0.3 million of gain for the three months ended December 31, 2009 related to the terminated hedges.

(2)	The amount of ineffectiveness recorded in earnings during the three months ended December 31, 2009 and 2008 was not significant.

	For the Six Months Ended December 31,			For the Six Months Ended December 31,
	2009			2008
		Foreign			Foreign
		Currency			Currency
	Interest Rate	Forward		Interest Rate	Forward
	Swaps	Contracts	Total	Swaps	Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(8.5)	$(0.2)	$(8.7)	$(38.2)	$(0.1)	$(38.3)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(10.5)	$—	$(10.5)	$(2.6)	$—	$(2.6)
Gain (loss) reclassified from AOCI into royalty income	$—	$(0.5)	$(0.5)	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense net	$—	$(7.0)	$(7.0)	$—	$54.4	$54.4

(1)	Includes $0.7 million of gain for the six months ended December 31, 2009 related to the terminated hedges.

(2)	The amount of ineffectiveness recorded in earnings during the six months ended December 31, 2009 and 2008 was not significant.
Note 11. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8	2.7	2.8	2.7
Costs and taxes related to foreign operations	3.8	(1.3)	2.3	(1.9)
Foreign tax differential	(6.5)	(4.6)	(6.5)	(4.6)
Foreign exchange differential on tax benefits	(0.1)	2.7	0.2	2.2
Change in valuation allowance	(2.0)	2.3	(0.5)	1.7
Change in accrual for tax uncertainties	1.3	1.1	0.8	1.0
Other	(0.4)	(0.1)	(0.2)	(0.2)

Effective income tax rate	33.9%	37.8%	33.9%	35.9%

     The Company had $19.3 million and $19.5 million of unrecognized tax benefits at December 31, 2009 and June 30, 2009, respectively, which if recognized, would affect the effective income tax rate. During the three and six months ended December 31, 2009, the change in unrecognized tax benefit was an increase of approximately $0.8 million and $0.3 million which, if recognized, would affect the effective income tax rate.
     In the next twelve months, it is reasonably possible that the Company will reduce unrecognized tax benefits by a range of approximately $0.4 million to $2.0 million, primarily as a result of the expiration of certain statutes of limitations and the completion of certain tax audits.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at December 31, 2009 and June 30, 2009, respectively, was $3.3 million and $3.7 million, respectively, which was included as a component of the unrecognized tax benefits noted above. Potential interest and penalties associated with uncertain tax positions recognized during the six months ended December 31, 2009 and 2008 were not significant. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
Note 12. Retirement Plan and Other Postretirement Benefits
     The Company’s liability under its Executive Retirement Plan (the “ERP liability”) was $22.7 million and $17.9 million at December 31, 2009 and June 30, 2009, respectively. The value of investments held in a rabbi trust (the “rabbi trust”) established to fund a portion of the ERP liability was $20.4 million and $17.9 million at December 31, 2009 and June 30, 2009, respectively. The Company records net (gains) losses related to the change in value of these investments, along with an offsetting amount related to the increase (decrease) in deferred compensation, in selling, general and administrative expenses in the accompanying condensed consolidated statements of income to reflect its exposure to the funded portion of the ERP liability.

     The following table presents net (gains) and losses related to the investments held in the rabbi trust, and the offsetting increase (decrease) in deferred compensation expense related to the funded portion of the ERP liability as a component of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net (gains) losses on investments held in the rabbi trust	$(0.2)	$3.5	$(2.8)	$5.8
Increase (decrease) in deferred compensation – funded portion	0.2	(3.5)	2.8	(5.8)

Net impact	$—	$—	$—	$—

     In the quarter ended September 30, 2009, the Company elected to cease future participant deferrals and Company contributions into the rabbi trust; however, participant deferrals and Company contributions will be credited with a hypothetical rate of return based on the investment options and allocations in various mutual funds selected by each participant (the “unfunded portion of the ERP liability”). The deferred compensation expense related to the unfunded portion of the ERP liability is included as a component of selling, general and administrative expenses and was not significant.
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and post retirement plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service cost-benefits earned during the period	$0.2	$0.6	$0.9	$0.9
Interest costs on projected benefit obligations	2.7	3.2	5.9	5.8
Expected return on plan assets	(2.6)	(2.3)	(5.3)	(4.8)
Recognized net actuarial loss	(0.1)	0.0	(0.2)	0.0

Net periodic benefit cost	$0.2	$1.5	$1.3	$1.9

     Postretirement benefit costs were less than $1.0 million for each of the three months ended December 31, 2009 and 2008, respectively, and for each of the six months ended December 31, 2009 and 2008, respectively.
Note 13. Other Operating Expense, Net
     Other operating expense, net, for the three months ended December 31, 2009 of $4.1 million includes $3.5 million of closed restaurant expenses, primarily in the U.S. and Canada and EMEA, a $2.4 million charge related to consumption tax in EMEA, a $0.8 million net loss on the disposal of property and a $0.7 million contract termination fee. These expenses were partially offset by a $3.5 million gain related to the refranchising of 12 Company restaurants in the U.S.
     Other operating expense, net, for the three months ended December 31, 2008 of $2.5 million includes a $0.5 million net loss related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets, and $1.3 million in remeasurement losses on foreign currency transactions.
     Other operating expense, net, for the six months ended December 31, 2009 of $5.1 million includes $4.0 million of closed restaurant expenses, primarily in the U.S. and Canada and EMEA, a $2.4 million charge related to consumption tax in EMEA, a $0.5 million net loss on the disposal of property, a $0.7 million contract termination fee, a $0.7 million net loss related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets, and $0.4 million in remeasurement losses on foreign currency transactions. These expenses were partially offset by a $3.5 million gain related to the refranchising of 12 Company restaurants in the U.S.

     Other operating expense, net for the six months ended December 31, 2008 of $9.2 million includes $1.5 million of expenses associated with the acquisition of franchise restaurants from a large franchisee in the U.S., a $5.6 million net loss related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets, and $1.3 million in remeasurement losses on foreign currency transactions.
Note 14. Commitments and Contingencies
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $67.6 million as of December 31, 2009, expiring over an average period of seven years.
     Other commitments arising from normal business operations were $10.4 million as of December 31, 2009, of which $9.3 million was guaranteed under bank guarantee arrangements. These guarantees are primarily related to restaurant and office leases and future advertising spending.
     Letters of Credit
     As of December 31, 2009, the Company had $30.5 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of December 31, 2009, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of December 31, 2009, the Company had posted bonds totaling $3.2 million, which related to certain utility deposits and capital projects.
     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2009, the Company estimates that it will take approximately 12 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of December 31, 2009 and June 30, 2009, the deferred amounts totaled $15.5 million and $16.1 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of December 31, 2009, the Company had $8.5 million in aggregate contractual obligations for the year ending June 30, 2010 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to five years with a termination fee ranging from less than $0.3 million to $3.4 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $7.5 million extending up to two years with no early termination fee.

     The Company also enters into commitments to purchase advertising. As of December 31, 2009, commitments to purchase advertising totaled $106.9 million. These commitments run through October 2011.
  Litigation
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
     On November 10, 2009, the National Franchisee Association filed a class action lawsuit, claiming to represent Burger King franchisees and seeking a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK® Value Menu sold by the franchisees. The Company filed a motion to dismiss the complaint on December 4, 2009. While the Company believes that it has the right to mandate maximum price points on its value menu, the Company is unable to predict the ultimate outcome of this litigation.
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
     Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1 million) and self-insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of December 31, 2009 and June 30, 2009, the Company had $35.7 million and $36.5 million in accrued liabilities to cover such claims, respectively.
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

     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
U.S. & Canada	$429.1	$434.7	$861.2	$882.0
EMEA/APAC	187.9	172.2	367.0	366.8
Latin America	28.4	27.2	54.1	58.8

Total revenues	$645.4	$634.1	$1,282.3	$1,307.6

     Other than the U.S. and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the U.S. totaled $390.7 million and $785.7 million for the three and six months ended December 31, 2009, respectively, compared to $396.9 million and $800.9 million for the three and six months ended December 31, 2008, respectively. Revenues in Germany totaled $80.1 million and $155.4 million for the three and six months ended December 31, 2009, respectively, compared to $79.3 million and $165.8 million for the three and six months ended December 31, 2008, respectively.
     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of the Company’s geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Income from Operations:
U.S. & Canada	$90.4	$86.5	$181.3	$174.2
EMEA/APAC	23.0	23.4	42.8	46.0
Latin America	10.9	9.6	18.8	19.8
Unallocated	(36.1)	(33.3)	(71.7)	(63.9)

Total income from operations	88.2	86.2	171.2	176.1
Interest expense, net	12.2	15.0	24.7	29.4

Income before income taxes	76.0	71.2	146.5	146.7
Income tax expense	25.8	26.9	49.7	52.6

Net income	$50.2	$44.3	$96.8	$94.1

Note 16. Subsequent Event
     The Company evaluated events and transactions for potential recognition or disclosure through February 5, 2010, the date the Financial Statements were filed.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2009, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and under Part II, Item 1A “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we,” “us,” “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.

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
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. Our system of restaurants includes restaurants owned by us, as well as our franchisees. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. As of December 31, 2009, we owned or franchised a total of 12,078 restaurants in 73 countries and U.S. territories, of which 7,545 were located in the U.S. and Canada. At that date, 1,422 restaurants were Company restaurants and 10,656 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
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
     As of December 31, 2009, the Company was approximately 32% owned by the private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).
Business Highlights
     Our accomplishments and key activities since September 30, 2009 include:
▪	robust development growth across all business segments with 95 net new openings during the second quarter of fiscal 2010; over 90% of the increase came from markets outside the United States and Canada;
▪	worldwide system restaurant count of 12,078 at December 31, 2009, our highest restaurant count in the history of the brand;
▪	grand opening of the brand’s 12,000th restaurant, located in Beijing;

▪	160 basis point improvement in U.S. and Canada company restaurant margin to 14.4% from 12.8% in the second quarter of fiscal 2009; and
▪	20 basis point improvement in worldwide company restaurant margin to 13.8% from 13.6% in the second quarter of fiscal 2009.
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
Seasonality
     Our business is moderately seasonal. Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year. The timing of religious holidays may also impact restaurant sales.
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
     These key business measures have been provided for the three and six months ended December 31, 2009 and 2008. Comparable sales growth and sales growth are provided by reportable segment and are analyzed on a constant currency basis, which means they are calculated using the same exchange rates over the periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of currency movements.
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

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In constant currencies)		(In constant currencies)
Company Comparable Sales Growth:
U.S. & Canada	(1.3)%	2.4%	(2.1)%	1.8%
EMEA / APAC	(1.3)%	1.6%	(1.2)%	2.5%
Latin America	(5.4)%	2.2%	(5.3)%	2.2%
Total Company Comparable Sales Growth	(1.5)%	2.1%	(2.0)%	2.0%
Franchise Comparable Sales Growth:
U.S. & Canada	(3.6)%	1.8%	(4.3)%	2.5%
EMEA / APAC	1.2%	5.5%	1.2%	5.2%
Latin America	(2.5)%	4.2%	(3.5)%	4.8%
Total Franchise Comparable Sales Growth	(2.1)%	3.0%	(2.6)%	3.5%
Comparable Sales Growth:
U.S. & Canada	(3.3)%	1.9%	(4.0)%	2.4%
EMEA/APAC	0.9%	5.0%	1.0%	4.9%
Latin America	(2.6)%	4.1%	(3.6)%	4.6%
Total Worldwide Comparable Sales Growth	(2.0)%	2.9%	(2.5)%	3.3%
     Three and six months ended December 31, 2009
     We experienced negative worldwide comparable sales of 2.0% (in constant currencies) for the three months ended December 31, 2009. Worldwide comparable sales were adversely impacted by lower levels of guest spending due to value promotions in the U.S., such as the $1 1/4 lb. Double Cheeseburger promotion, and continued traffic declines in Latin America, partially offset by positive comparable sales growth in the EMEA/APAC segment and improved traffic performance in the U.S., primarily as a result of the $1 1/4 lb. Double Cheeseburger promotion. Worldwide comparable sales for the quarter were also negatively impacted by a continued weak labor market, lower discretionary spending and competitive discounting.
     Negative worldwide comparable sales of 2.5% (in constant currencies) for the six months ended December 31, 2009 were adversely impacted by declines in traffic across all segments during the first quarter of fiscal 2010, which did not materially improve in EMEA/APAC or Latin America during the second quarter due to the macroeconomic and competitive factors noted above for the three month period. Negative worldwide comparable sales for the six month period were partially offset by positive comparable sales growth in the EMEA/APAC segment.
     Negative comparable sales growth in the U.S. and Canada of 3.3% (in constant currencies) for the three months ended December 31, 2009, was primarily driven by lower levels of guest spending due to value promotions in the U.S., such as the $1 1/4 lb. Double Cheeseburger promotion, partially offset by improved traffic performance in the U.S. primarily as a result of the $1 1/4 lb. Double Cheeseburger promotion. Comparable sales in the U.S. and Canada were also negatively impacted by a continued weak labor market, lower discretionary spending and competitive discounting. According to The NPD Group, Inc., which prepares and disseminates CREST® data, QSR traffic in the U.S. declined -3% versus a year ago in the quarter ended November 2009. Promotions featured during the three month period included the national launch of the $1 1/4 lb. Double Cheeseburger in the U.S., a U.S. campaign with NASCAR® Sprint Cup Series driver Tony Stewart, a multifaceted promotion with The Twilight Saga: New Moon aimed at broadening the brand’s appeal with female SuperFans, and SuperFamily promotions such as SpongeBob SquarePantsTM, Planet 51TM and FurReal/Super Hero Squad.
     Negative comparable sales growth of 4.0% (in constant currencies) in the U.S. and Canada for the six months ended December 31, 2009, was driven by a decline in traffic due to the adverse macroeconomic and competitive factors noted above in the three month discussion. Products and promotions featured during the six month period include the promotions and marketing initiatives noted for the three month period as well as value-focused promotions, such as the $1 Whopper Jr.® sandwich and 2 for $4 Original Chicken sandwiches, Whopper® sandwich limited time offers, such as the BBQ StackticonTM, and SuperFamily promotions, such as G.I. JoeTM, Cloudy with a Chance of MeatballsTM and TransformersTM 2 .
     Positive comparable sales growth in EMEA/APAC of 0.9% and 1.0% (in constant currencies) for the three and six months ended December 31, 2009, respectively, was driven by the strength of the U.K., Spain and our major APAC markets, including Australia, New Zealand and Korea. Comparable sales growth was positive despite the fact that Germany, one of our major markets in this segment, experienced negative comparable sales due to traffic declines caused by adverse economic conditions and competitive discounting. During the three and six month period, we focused in EMEA/APAC on promoting our barbell menu strategy with a combination of value and premium offerings such as value-oriented King DealsTM and Stunner Deals and indulgent products such as various angus burger builds and Whopper® sandwich limited time offers.
     Negative comparable sales growth in Latin America of 2.6% and 3.6% (in constant currencies) for the three and six months ended December 31, 2009, respectively, was the result of a decline in traffic compared to the same periods in the prior year, particularly in Mexico and Central America, driven by continued adverse socioeconomic conditions, lower influx of remittances from the U.S., a slowdown in tourism and the devaluation of local currencies. During the three month period, we continued to leverage our barbell menu strategy with everyday branded value platforms such as Come Como ReyTM (Eat Like a King) and BKTM Ofertas, promotional campaigns for our Made To Order Whopper®, along with limited time offers including the Mega Angus XTTM Furioso sandwich, and the Single, Double and Triple Club Whopper Jr.® combo meals in key markets, as well as kids’ properties such as SpongeBob SquarePantsTM, Planet 51TM and Fur Real/Super Hero Squad and a regional promotion with Coca-Cola and Latin American Idol. Products and promotions featured during the six month period include the products and promotions noted above for the three month period, as well as national launch of the Mega Angus XTTM sandwich in Mexico, the TransformersTM BBQ StackticonTM and Whopper® Furioso promotion burgers regionally, the Whopper® Jackpot sweepstakes and new “Combo Familiar” (Family Combo) promotions in Puerto Rico as well as strong kids’ properties such as TransformersTM, PokémonTM, G.I. JoeTM and Cloudy with a Chance of MeatballsTM.
     Average Restaurant Sales
     Average restaurant sales, or ARS, is calculated as the total sales averaged over total store months for all restaurants open during a defined period. We believe that ARS is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced by comparable sales performance and restaurant openings and closures and includes the impact of movements in currency exchange rates. For the three and six months ended December 31, 2009, ARS was $319,000 and $641,000, respectively, including the favorable impact of currency exchange rates of $13,000 and $2,000, respectively, compared to $312,000 and $656,000 for the three and six months ended December 31, 2008, an increase of 2% and a decrease of 2%, respectively. For the three months ended December 31, 2009, ARS increased primarily as a result of the favorable impact of currency exchange rates. For the six months ended December 31, 2009, ARS decreased primarily as a result of negative worldwide comparable sales. Trailing twelve months ARS was $1.2 million, including the unfavorable impact of currency exchange rates of $39,000, compared to $1.3 million, for the periods ended December 31, 2009 and 2008, respectively.
     Sales Growth
     Sales growth refers to the change in sales at all Company and franchise restaurants from one period to another. We believe that sales growth is an important indicator of the overall direction and trends of sales and income from operations on a system-wide basis. Sales growth is influenced by restaurant openings and closures and comparable sales growth, as well as the effectiveness of our advertising and marketing initiatives and featured products and the macroeconomic and competitive factors that impact comparable sales.

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In constant currencies)
Sales Growth:
U.S. & Canada	(2.1)%	2.6%	(3.1)%	3.1%
EMEA/APAC	7.5%	6.0%	8.0%	8.3%
Latin America	3.0%	6.2%	(0.1)%	11.2%
Total System-wide Sales Growth	1.0%	3.8%	0.4%	5.2%
     Sales growth for the three and six months ended December 31, 2009 was positive, primarily as result of increased restaurant count on a system-wide basis, partially offset by negative comparable sales.
     The U.S. and Canada experienced negative sales growth during the three and six months ended December 31, 2009, reflecting the impact of negative comparable sales, partially offset by a net increase of 29 restaurants during the trailing twelve months ended December 31, 2009. We had 7,545 restaurants in the U.S. and Canada as of December 31, 2009, compared to 7,516 restaurants as of December 31, 2008.
     EMEA/APAC demonstrated sales growth during the three and six months ended December 31, 2009, reflecting openings of new restaurants and positive comparable sales, driven by the U.K., Spain and our major APAC markets, including Australia, New Zealand and Korea. We had 3,428 restaurants in EMEA/APAC as of December 31, 2009, compared to 3,193 restaurants as of December 31, 2008, reflecting a 7% increase in the number of restaurants.
     Latin America experienced positive sales growth for the three months ended December 31, 2009, reflecting openings of new restaurants, partially offset by negative comparable sales for the three month period. For the six months ended December 31, 2009, sales growth was negative, reflecting negative comparable sales for the six month period, partially offset by new restaurant openings. We had 1,105 restaurants in Latin America as of December 31, 2009, compared to 1,048 restaurants as of December 31, 2008.
     Other Operating Data

	As of
	December 31,
	2009	2008
Restaurant Count Data:
Number of Company restaurants:
U.S. & Canada	1,029	1,065
EMEA/APAC(1)	299	293
Latin America(2)	94	86

Total Company restaurants	1,422	1,444
Number of franchise restaurants:
U.S. & Canada	6,516	6,451
EMEA/APAC(1)	3,129	2,900
Latin America(2)	1,011	962

Total franchise restaurants	10,656	10,313

Total system-wide restaurants	12,078	11,757

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Other Operating Data:
Comparable sales growth	(2.0)%	2.9%	(2.5)%	3.3%
Sales growth	1.0%	3.8%	0.4%	5.2%
Average restaurant sales (in thousands)	$319.0	$312.0	$641.0	$656.0
Segment Data:
Company restaurant revenues (in millions):
U.S. & Canada	$328.6	$333.1	$657.0	$673.4
EMEA/APAC(1)	132.6	124.7	258.5	263.1
Latin America(2)	15.7	15.0	30.5	33.6

Total Company restaurant revenues	$476.9	$472.8	$946.0	$970.1

Company restaurant expenses as a percentage of revenue (3):
U.S. & Canada
Food, paper and products costs	32.5%	33.2%	32.4%	33.8%
Payroll and employee benefits	31.1%	31.0%	31.0%	30.7%
Occupancy and other operating costs	22.0%	23.0%	22.5%	23.0%

Total Company restaurant expenses	85.6%	87.2%	85.9%	87.5%

EMEA/APAC(1)
Food, paper and products costs	28.7%	28.6%	29.0%	28.1%
Payroll and employee benefits	31.9%	31.7%	32.5%	32.1%
Occupancy and other operating costs	28.0%	25.5%	27.8%	26.2%

Total Company restaurant expenses	88.6%	85.8%	89.3%	86.4%

Latin America(2)
Food, paper and products costs	39.5%	38.7%	39.7%	37.5%
Payroll and employee benefits	11.5%	12.0%	12.5%	12.2%
Occupancy and other operating costs	28.0%	25.3%	28.1%	29.2%

Total Company restaurant expenses	79.0%	76.0%	80.3%	78.9%

Worldwide
Food, paper and products costs	31.7%	32.1%	31.7%	32.4%
Payroll and employee benefits	30.7%	30.6%	30.8%	30.5%
Occupancy and other operating costs	23.8%	23.7%	24.1%	24.0%

Total Company restaurant expenses	86.2%	86.4%	86.6%	86.9%

Franchise revenues (in millions):
U.S. & Canada	$78.1	$79.6	$158.8	$163.8
EMEA/APAC(1)	49.5	42.1	96.6	90.6
Latin America(2)	12.7	12.2	23.6	25.2

Total franchise revenues(4)	$140.3	$133.9	$279.0	$279.6

Income from operations (in millions):
U.S. & Canada	$90.4	$86.5	$181.3	$174.2
EMEA/APAC(1)	23.0	23.4	42.8	46.0
Latin America(2)	10.9	9.6	18.8	19.8
Unallocated(5)	(36.1)	(33.3)	(71.7)	(63.9)

Total Income from operations	$88.2	$86.2	$171.2	$176.1

EBITDA (in millions)(6)	$115.5	$109.4	$223.6	$224.9

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Calculated using dollars expressed in hundreds of thousands.

(4)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $3,333.1 million and $6,689.7 million for the three and six months ended December 31, 2009, respectively (including the favorable impact from the movement of currency exchange rates of $136.0 million and $21.5 million for the three and six month periods, respectively), and $3,149.5 million and $6,612.0 million for the three and six months ended December 31, 2008, respectively. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

(6)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. The Company also uses EBITDA as a measure to calculate certain incentive based compensation and certain financial covenants related to the Company’s credit facility and as a factor in the Company’s tangible and intangible asset impairment test. Management believes EBITDA is a useful measure as it reflects certain operating drivers of the Company’s business, such as sales growth, operating costs, selling, general and administrative expenses and other operating income and expense.
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In millions)
Net income	$50.2	$44.3	$96.8	$94.1
Interest expense, net	12.2	15.0	24.7	29.4
Income tax expense	25.8	26.9	49.7	52.6
Depreciation and amortization	27.3	23.2	52.4	48.8

EBITDA	$115.5	$109.4	$223.6	$224.9

Results of Operations for the Three Months Ended December 31, 2009 and 2008
     The following table presents our results of operations for the three months ended December 31, 2009 and 2008:

	For the Three Months Ended December 31,
	2009	2008	Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data )
Revenues:
Company restaurant revenues	$476.9	$472.8	1%
Franchise revenues	140.3	133.9	5%
Property revenues	28.2	27.4	3%

Total revenues	645.4	634.1	2%
Company restaurant expenses	411.3	408.4	1%
Selling, general and administrative expenses (1)	127.0	123.5	3%
Property expenses	14.8	13.5	10%
Other operating expense, net (1)	4.1	2.5	64%

Total operating costs and expenses	557.2	547.9	2%

Income from operations	88.2	86.2	2%
Interest expense	12.4	15.8	(22)%
Interest income	(0.2)	(0.8)	(75)%

Interest expense, net	12.2	15.0	(19)%
Income before income taxes	76.0	71.2	7%
Income tax expense	25.8	26.9	(4)%

Net income	$50.2	$44.3	13%

Earnings per share — basic	$0.37	$0.33	12%
Earnings per share — diluted	$0.37	$0.33	12%

Weighted average shares — basic	135.2	134.6
Weighted average shares — diluted	136.8	136.5

(1)	Certain prior year amounts have been reclassified from other operating expense, net to general and administrative expenses.
     Revenues
     Company restaurant revenues
     Total Company restaurant revenues increased by $4.1 million, or 1%, to $476.9 million for the three months ended December 31, 2009, compared to the same period in the prior year, primarily due to $16.7 million of favorable impact from the movement of currency exchange rates. This increase was partially offset by negative worldwide Company comparable sales of 1.5% (in constant currencies) and a net decrease of 22 Company restaurants during the trailing twelve months ended December 31, 2009 due to refranchisings of Company restaurants as part of our ongoing portfolio management initiative.
     In the U.S. and Canada, Company restaurant revenues decreased by $4.5 million, or 1%, to $328.6 million for the three months ended December 31, 2009, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 1.3% (in constant currencies) and a net decrease of 36 Company restaurants during the trailing twelve-month period, including the net refranchising of 54 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by $4.5 million of favorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues increased by $7.9 million, or 6%, to $132.6 million for the three months ended December 31, 2009, compared to the same period in the prior year. This increase was primarily due to $12.1 million of favorable impact from the movement of currency exchange rates and the net increase of six Company restaurants during the trailing twelve-month period ended December 31, 2009, partially offset by the impact from negative Company comparable sales growth in EMEA/APAC of 1.3% (in constant currencies).
     In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $0.7 million, or 5%, to $15.7 million for the three months ended December 31, 2009, compared to the same period in the prior year. The increase was primarily the result of a net increase of eight Company restaurants during the trailing twelve-month period ended December 31, 2009, partially offset by negative Company comparable sales growth of 5.4% (in constant currencies). The impact from the movement of currency exchange rates was not significant for the period.
     Franchise revenues
     Total franchise revenues increased by $6.4 million, or 5%, to $140.3 million for the three months ended December 31, 2009, compared to the same period in the prior year. Total franchise revenues increased as a result of $5.6 million of favorable impact from the movement of currency exchange rates, a net increase of 343 franchise restaurants during the trailing twelve month period and a higher effective royalty rate in the U.S. These factors were partially offset by negative worldwide franchise comparable sales of 2.1% (in constant currencies).
     In the U.S. and Canada, franchise revenues decreased by $1.5 million, or 2%, to $78.1 million for the three months ended December 31, 2009, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 3.6% (in constant currencies), partially offset by a net increase of 65 franchise restaurants during the trailing twelve-month period and an increase in the effective royalty rate in the U.S. The impact from the movement of currency exchange rates was not significant for the three-month period.
     Franchise revenues in EMEA/APAC increased by $7.4 million, or 18%, to $49.5 million for the three months ended December 31, 2009, compared to the same period in the prior year. This increase was primarily driven by $4.8 million of favorable impact from the movement of currency exchange rates, the net increase in franchise restaurants of 229 during the trailing twelve-month period ended December 31, 2009 and positive franchise comparable sales in EMEA/APAC of 1.2% (in constant currencies).
     Latin America franchise revenues increased by $0.5 million, or 4%, to $12.7 million for the three months ended December 31, 2009, compared to the same period in the prior year. The increase was primarily the result of a net increase of 49 franchise restaurants during the trailing twelve-month period ended December 31, 2009 and $0.5 million of favorable impact from the movement of currency exchange rates, partially offset by negative franchise comparable sales growth of 2.5% (in constant currencies).
     Property Revenues
     Total property revenues increased by $0.8 million, or 3%, to $28.2 million for the three months ended December 31, 2009, compared to the same period in the prior year. Total property revenues increased as a result of a $0.5 million favorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio in the U.S. and Canada, which includes the impact of the refranchising of Company restaurants and opening of new restaurants leased to franchisees. These factors were partially offset by decreased revenues from percentage rents as a result of negative franchise comparable sales in the U.S.
     In the U.S. and Canada, property revenues increased by $0.4 million, or 2%, to $22.4 million for the three months ended December 31, 2009, compared to the same period in the prior year. This increase was primarily due to the net effect of changes to our property portfolio, partially offset by negative franchise comparable sales growth resulting in decreased revenues from percentage rents.

     Property revenues in EMEA/APAC increased by $0.4 million, or 7%, to $5.8 million, during the three months ended December 31, 2009, compared to the same period in the prior year, due to a $0.4 million favorable impact from the movement of currency exchange rates.
     Operating Costs and Expenses
     The Company benefited from decreases in total food, paper and product costs, both in actual dollars and as a percentage of Company restaurant revenues, for the three months ended December 31, 2009, compared to the same period in the prior year. While total payroll and employee benefits costs in actual dollars increased for the period, primarily due to the unfavorable impact from the movement of currency exchange rates and the net reduction of 22 Company restaurants during the trailing twelve-month period, these costs remained relatively unchanged as a percentage of Company restaurant revenues. Total occupancy and other operating costs increased in both actual dollars and as a percentage of Company restaurant revenues for the period.
     Food, paper and product costs
     Total food, paper and product costs decreased by $0.9 million, or 1%, to $151.0 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the net reduction of 22 Company restaurants during the twelve months ended December 31, 2009, including the net refranchising of 46 Company restaurants, traffic declines in EMEA/APAC and Latin America, which resulted in reduced purchasing levels, an increase in vendor rebates and lower food cost driven by the benefits realized from changes in product specifications in the U.S. and Canada. These factors were partially offset by a $5.0 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA, and increases in commodity costs in EMEA/APAC and Latin America. In Canada, Mexico and the U.K., our suppliers purchase goods in currencies other than the local currency in which they operate and pass on all, or a portion of the currency exchange impact to us. We refer to this as the negative currency exchange impact of cross border purchases, which contributed to the increase in our food, paper and product costs in Mexico and the U.K.
     As a percentage of Company restaurant revenues, food, paper and product costs decreased by 0.4% to 31.7%, during the three months ended December 31, 2009, compared to the same period in the prior year, primarily due to our strategic pricing initiatives as well as the benefits realized from increased vendor rebates and from lower food cost driven by the benefits realized from changes in product specifications in the U.S. and Canada. These factors were partially offset by the negative impact of value promotions, primarily the $1 1/4 lb. Double Cheeseburger promotion in the U.S., on our gross profit percentage. Gross profit percentage is calculated by expressing gross profit as a percentage of revenues.
     In the U.S. and Canada, food, paper and product costs decreased by $3.5 million, or 3%, to $106.7 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the net reduction of 36 Company restaurants, including the net refranchising of 41 Company restaurants, during the trailing twelve-month period ended December 31, 2009, an increase in vendor rebates and lower food cost driven by the benefits realized from changes in product specifications. These factors were partially offset by the unfavorable impact from the movement of currency exchange rates in Canada of $1.5 million. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.7% to 32.5%, primarily due to the factors noted above as well as the benefits realized from strategic pricing initiatives. These factors were partially offset by the negative impact of value promotions, primarily the $1 1/4 lb. Double Cheeseburger promotion in the U.S., on our gross profit percentage.
     In EMEA/APAC, food, paper and product costs increased by $2.2 million, or 6%, to $38.1 million for the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the unfavorable impact from the movement of currency exchange rates of $3.5 million and an increase in commodity costs across all major Company markets in the segment, including the negative currency exchange impact of cross border purchases in the U.K. These factors were partially offset by traffic declines in Germany, which resulted in reduced purchasing levels. Food, paper and product costs as a percentage of Company restaurant revenues remained relatively unchanged at 28.7% with the benefit realized from strategic pricing initiatives, primarily in EMEA, being offset by the increases in commodity costs as noted above.
     In Latin America, food, paper and product costs increased by $0.4 million, or 7%, to $6.2 million for the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of increases in commodity costs, including the negative currency exchange impact of cross border purchases, the indexing by our vendors of local purchases to the U.S. dollar, and a net increase of eight Company restaurants during the twelve months ended December 31, 2009. These increases were partially offset by traffic declines in Mexico, which resulted in reduced purchasing levels. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.8% to 39.5%, primarily as a result of the increases in commodity costs as noted above, partially offset by the benefits realized from strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs increased by $2.0 million, or 1%, to $146.4 million during the three months ended December 31, 2009, compared to the same period in the prior year. This increase was primarily due to a $5.4 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA and the net reduction of 22 Company restaurants during the twelve months ended December 31, 2009, including the net refranchising of 46 Company restaurants. These factors were partially offset by improvements in variable labor controls and scheduling in our U.S. restaurants.
     As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 30.7%, with the benefits realized from strategic pricing initiatives and improvements in variable labor controls and scheduling in our U.S. restaurants offset by the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales across all segments as well as the adverse impact of value promotions, primarily in the U.S.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $0.9 million, or 1%, to $102.3 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the net reduction of 36 Company restaurants, including the net refranchising of 41 Company restaurants, during the trailing twelve months ended December 31, 2009 and improvements in variable labor controls and scheduling in our U.S. restaurants. These factors were partially offset by minimum wage increases in certain U.S. markets, and a $1.5 million unfavorable impact from the movement of currency exchange rates in Canada. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 31.1%, with the benefits realized from improvements in variable labor controls and scheduling in our U.S. restaurants offset by the adverse impact of value promotions on our fixed labor costs.
     In EMEA/APAC, payroll and employee benefits costs increased by $3.0 million, or 8%, to $42.3 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a $3.9 million unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefit costs increased by 0.2% to 31.9% primarily as a result of the adverse impact of sales deleverage on our fixed labor costs, partially offset by the impact of strategic pricing initiatives primarily in EMEA.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended December 31, 2009 compared to the same period in the prior year.
     Occupancy and other operating costs
     Total occupancy and other operating costs increased by $1.8 million, or 2%, to $113.9 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily from a $4.2 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA, higher depreciation expense due to a higher depreciable asset base over the prior year and an increase in repair and maintenance expense. These factors were partially offset by the net reduction of 22 Company restaurants during the twelve months ended December 31, 2009, including the net refranchising of 46 Company restaurants, lower utility costs, a favorable adjustment to the self-insurance reserve, and the non-recurrence of start-up expenses associated with the acquisition of franchise restaurants in the U.S. recorded in the prior year.
     As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 0.2% to 23.9% during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the factors noted above as well as the adverse impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales across all segments.

     In the U.S. and Canada, occupancy and other operating costs decreased by $4.0 million, or 5%, to $72.4 million during the three months ended December 31, 2009, compared to the same period in the prior year. This decrease was primarily driven by the net reduction of 36 Company restaurants, including the net refranchising of 41 Company restaurants, during the trailing twelve months ended December 31, 2009, lower utility costs, a favorable adjustment to the self-insurance reserve and the non-recurrence of acquisition start-up expenses referred to above. These factors were partially offset by a $1.0 million unfavorable impact from the movement of currency exchange rates in Canada and higher depreciation expense due to a higher depreciable asset base over the prior year. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.0% to 22.0% primarily as a result of the benefits realized from lower utility, start-up and insurance expenses, offset by the adverse impact of sales deleverage on our fixed occupancy and other operating costs.
     In EMEA/APAC, occupancy and other operating costs increased by $5.2 million, or 16%, to $37.1 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily due to a $3.2 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA, accelerated depreciation on POS equipment in China and Germany, higher repair and maintenance and training costs and expenses related to new equipment, and start up expenses for new restaurants. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 2.5% to 28.0%, primarily due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs.
     In Latin America, occupancy and other operating costs increased by $0.6 million, or 16%, to $4.4 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily attributable to the net increase of eight Company restaurants during the twelve months ended December 31, 2009 and a one-time rent adjustment recorded in the prior year. These factors were partially offset by the benefits realized from the non-recurrence of accelerated depreciation expense related to a Company restaurant closure in the prior year. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 2.7% to 28.0%, primarily as a result of the negative impact of sales deleverage on our fixed occupancy and other operating costs, partially offset by the non-recurrence of accelerated depreciation expense as noted above.
Selling, general and administrative expenses
     Selling expenses increased by $0.2 million, or 1%, to $23.6 million for the three months ended December 31, 2009, compared to the same period in the prior year, primarily due to a $0.8 million unfavorable impact from the movement of currency exchange rates. This increase was partially offset by a $0.7 million reduction in contributions to the marketing funds in our Company restaurant markets due to lower sales at our Company restaurants.
     General and administrative expenses increased by $3.3 million, or 3%, to $103.4 million for the three months ended December 31, 2009, largely driven by an increase in consulting fees of $2.0 million, primarily related to information technology initiatives, depreciation expense of $0.8 million, due to a higher depreciable asset base compared to the prior year, $1.7 million of non recurring prior year credits, and the unfavorable impact from the movement of currency exchange rates of $4.1 million. These items were partially offset by $2.6 million of bad debt recoveries, reductions in travel and meeting costs of $1.8 million, salary and fringe benefits of $1.5 million and share-based compensation expense of $0.5 million, due to a significant increase in the number of equity awards forfeited during the period.
     Property Expenses
     Total property expenses increased by $1.3 million, or 10%, to $14.8 million for the three months ended December 31, 2009, compared to the same period in the prior year, primarily attributable to a $0.5 million unfavorable impact from the movement of currency exchange rates and increased rent expense resulting from the net effect of changes to our property portfolio in the U.S. These factors were partially offset by decreased rent expense from a reduction in the number of properties leased to franchisees in EMEA.
     Other operating expense, net
     Other operating expense, net, for the three months ended December 31, 2009 of $4.1 million includes $3.5 million of closed restaurant expenses, primarily in the U.S. and Canada and EMEA, a $2.4 million charge related to consumption tax in EMEA, a $0.8 million net loss on the disposal of property and a $0.7 million contract termination fee. These expenses were partially offset by a $3.5 million gain related to the refranchising of 12 Company restaurants in the U.S.

     Other operating expense, net, for the three months ended December 31, 2008 of $2.5 million includes a $0.5 million net loss related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets, and $1.3 million in remeasurement losses on foreign currency transactions.
     Income from Operations

	Three Months Ended
	December 31,
	2009	2008
Income from Operations:
U.S. & Canada	$90.4	$86.5
EMEA/APAC	23.0	23.4
Latin America	10.9	9.6
Unallocated	(36.1)	(33.3)

Total income from operations	$88.2	$86.2

     Income from operations increased by $2.0 million, or 2.0%, to $88.2 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a $1.2 million increase in Company restaurant margin, and a $6.4 million increase in franchise revenues. These factors were partially offset by a $3.5 million increase in selling, general and administrative expenses and a $1.6 million increase in other operating expense, net. (See Note 15 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the three months ended December 31, 2009, the favorable impact on revenues from the movement of currency exchange rates was partially offset by the unfavorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net favorable impact on income from operations of $2.4 million.
     In the U.S. and Canada, income from operations increased by $3.9 million, or 5%, to $90.4 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of an increase in Company restaurant margin of $3.9 million and a decrease in other operating expenses, net of $1.3 million. These factors were partially offset by a decrease in franchise revenues of $1.5 million, a reduction in net property revenue of $0.5 million and an increase in selling, general and administrative expenses of $0.3 million. The impact from the movement of currency exchange rates was not significant.
     In EMEA/APAC, income from operations decreased by $0.4 million, or 2%, to $23.0 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $2.5 million, a $3.3 increase in other operating expenses, net and a $1.7 million increase in selling, general and administrative expenses, partially offset by a $7.4 million increase in franchise revenues. The decrease also reflects $1.9 million of favorable impact from the movement of currency exchange rates.
     Due to challenging economic conditions in Germany, we assessed the recoverability of our long-lived assets in each operating market in Germany during the quarter ended December 31, 2009. Based on the results of our recoverability test, the undiscounted estimated future cash flows exceeded the net book value of the related assets in each operating market and no impairment was recorded.
     Key assumptions used in the recoverability test included projections of comparable sales growth, future economic expectations, as well as the successful implementation of certain marketing and operating initiatives to improve business results. In the event that our economic expectations are not met or our initiatives do not achieve anticipated results, estimated future cash flows could be negatively impacted, which may result in a material impairment charge.

     In Latin America, income from operations increased by $1.3 million, or 14%, to $10.9 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a $0.5 million increase in franchise revenues and a $1.0 million decrease in selling, general and administrative expenses, partially offset by a decrease in Company restaurant margin of $0.2 million. The decrease also reflects $0.4 million of favorable impact from the movement of currency exchange rates.
     Our unallocated corporate expenses increased by $2.8 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a $1.4 million increase in consulting fees, primarily related to information technology initiatives, a $0.7 million increase in depreciation expense for corporate assets and increased employee benefits and severance expense of $1.1 million, partially offset by a $1.5 million decrease in accrued incentive compensation and a $0.5 million reduction in share-based compensation expense.
     Interest Expense, net
     Interest expense, net decreased by $2.8 million during the three months ended December 31, 2009, compared to the same period in the prior year, reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the three months ended December 31, 2009 and 2008 were 4.6% and 5.5% respectively, which included the impact of interest rate swaps on 71% and 66% of our term debt, respectively.
     Income Tax Expense
     Income tax expense was $25.8 million for the three months ended December 31, 2009, resulting in an effective tax rate of 33.9%, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations.
     Income tax expense was $26.9 million for the three months ended December 31, 2008, resulting in an effective tax rate of 37.8% primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations.
     Net Income
     Our net income increased by $5.9 million, or 13%, to $50.2 million during the three months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of an increase in franchise revenues of $6.4 million, the benefit from a $2.8 million decrease in interest expense, net, an increase in Company restaurant margin of $1.2 million and a $1.1 million decrease in income tax expense. These factors were partially offset by a $3.5 million increase in selling, general and administrative expenses, a net increase of $1.6 million in other operating expense, net and a decrease in net property revenues of $0.5 million.

Results of Operations for the Six Months Ended December 31, 2009 and 2008
     The following table presents our results of operations for the six months ended December 31, 2009 and 2008:

	For the Six Months Ended December 31,
	2009	2008	Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$946.0	$970.1	(2)%
Franchise revenues	279.0	279.6	(0)%
Property revenues	57.3	57.9	(1)%

Total revenues	1,282.3	1,307.6	(2)%
Company restaurant expenses	819.6	843.1	(3)%
Selling, general and administrative expenses (1)	256.9	250.5	3%
Property expenses	29.5	28.7	3%
Other operating expense, net (1)	5.1	9.2	(45)%

Total operating costs and expenses	1,111.1	1,131.5	(2)%

Income from operations	171.2	176.1	(3)%
Interest expense	25.2	31.2	(19)%
Interest income	(0.5)	(1.8)	(72)%

Interest expense, net	24.7	29.4	(16)%
Income before income taxes	146.5	146.7	(0)%
Income tax expense	49.7	52.6	(6)%

Net income	$96.8	$94.1	3%

Earnings per share — basic	$0.72	$0.70	3%
Earnings per share — diluted	$0.71	$0.69	3%
Weighted average shares — basic	135.2	134.8
Weighted average shares — diluted	136.8	136.9

(1)	Certain prior year amounts have been reclassified from other operating expense, net to general and administrative expenses.
     Revenues
     Company restaurant revenues
     Total Company restaurant revenues decreased by $24.1 million, or 2%, to $946.0 million for the six months ended December 31, 2009, compared to the same period in the prior year, primarily due to negative worldwide Company comparable sales of 2.0% (in constant currencies) and a net decrease of 22 Company restaurants during the trailing twelve-month period. These factors were partially offset by $1.6 million of favorable impact from the movement of currency exchange rates.
     In the U.S. and Canada, Company restaurant revenues decreased by $16.4 million, or 2%, to $657.0 million for the six months ended December 31, 2009, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 2.1% (in constant currencies) and a net decrease of 36 Company restaurants during the trailing twelve-month period, including the net refranchising of 54 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by $2.7 million of favorable impact from the movement of currency exchange rates in Canada.
     Company restaurant revenues in EMEA/APAC decreased by $4.6 million, or 2%, to $258.5 million for the six months ended December 31, 2009, compared to the same period in the prior year, primarily due to negative Company comparable sales growth in EMEA/APAC of 1.2% (in constant currencies), partially offset by $3.1 million of favorable impact from the movement of currency exchange rates and the net increase of six Company restaurants during the trailing twelve-month period.
     During the six months ended December 31, 2009, Company restaurant revenues in Latin America decreased by $3.1 million, or 9%, to $30.5 million compared to the same period in the prior year, primarily due to negative comparable sales of 5.3% (in constant currencies) and $4.2 million of unfavorable impact from the movement of currency exchange rates, partially offset by a net increase of eight Company restaurants during the trailing twelve-month period.
     Franchise revenues
     Total franchise revenues remained relatively unchanged at $279.0 million for the six months ended December 31, 2009, compared to the same period in the prior year. The unfavorable impact of negative worldwide franchise comparable sales of 2.6% was offset by $0.6 million of favorable impact from the movement of currency exchange rates and the net increase in franchise restaurant count.
     In the U.S. and Canada, franchise revenues decreased by $5.0 million, or 3%, to $158.8 million for the six months ended December 31, 2009, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 4.3% (in constant currencies), partially offset by a net increase of 65 franchise restaurants during the trailing twelve-month period and an increase in the effective royalty rate in the U.S. The impact from the movement of currency exchange rates was not significant for the six month period.
     Franchise revenues in EMEA/APAC increased by $6.0 million, or 7%, to $96.6 million for the six months ended December 31, 2009, compared to the same period in the prior year. This increase was primarily driven by $0.9 million of favorable impact from the movement of currency exchange rates, the net increase in franchise restaurants of 229 during the trailing twelve months ended December 31, 2009 and positive franchise comparable sales in EMEA/APAC of 1.2% (in constant currencies).
     Franchise revenues in Latin America decreased by $1.6 million, or 6%, to $23.6 million for the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of negative franchise comparable sales growth in Latin America of 3.5% (in constant currencies) and a $0.5 million unfavorable impact from the movement of currency exchange rates. These factors were partially offset by the net increase in franchise restaurants during the trailing twelve-month period.
     Property Revenues
     Total property revenues decreased by $0.6 million, or 1%, to $57.3 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily due to a reduction in the number of properties leased to franchisees in EMEA, decreased revenues from percentage rents as a result of negative franchise comparable sales in the U.S., and a $0.3 million unfavorable impact from the movement of currency exchange rates in EMEA. These factors were partially offset by the net effect of changes to our property portfolio in U.S. and Canada for the six month period, which includes the impact of the refranchising of Company restaurants and opening of new franchise restaurants.
     In the U.S. and Canada, property revenues increased by $0.6 million, or 1%, to $45.4 million for the six months ended December 31, 2009, compared to the same period in the prior year. This increase was primarily due to the net effect of changes to our property portfolio, partially offset by negative franchise comparable sales growth resulting in decreased revenues from percentage rents.
     Property revenues in EMEA/APAC decreased by $1.2 million, or 9%, to $11.9 million, during the six months ended December 31, 2009, compared to the same period in the prior year, primarily due to a reduction in the number of properties in our portfolio and a $0.4 million unfavorable impact from the movement of currency exchange rates.

     Operating Costs and Expenses
     The Company benefited from decreases in total food, paper and product costs, both in actual dollars and as a percentage of Company restaurant revenues, for the six months ended December 31, 2009 compared to the same period in the prior year. While total payroll and employee benefits costs in actual dollars decreased for the period, primarily due to a net reduction of 22 Company restaurants during the trailing twelve month period and improvements in variable labor controls and scheduling in our U.S. restaurants, the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales across all segments resulted in an increase in payroll and employee benefits costs as a percentage of Company restaurant revenues. Total occupancy and other operating costs also decreased in actual dollars for the period, although these costs increased as a percentage of Company restaurant revenues.
     Food, paper and product costs
     Total food, paper and product costs decreased by $14.4 million, or 5%, to $299.8 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in commodity costs in the U.S. and Canada, the net reduction of 22 Company restaurants during the twelve months ended December 31, 2009, including the net refranchising of 46 Company restaurants, and traffic declines in EMEA/APAC and Latin America, which resulted in reduced purchasing levels. These factors were partially offset by increases in commodity costs in EMEA/APAC and Latin America. In Canada, Mexico and the U.K., our suppliers purchase goods in currencies other than the local currency in which they operate and pass on all, or a portion of the currency exchange impact to us. We refer to this as the negative currency exchange impact of cross border purchases, which contributed to the increase in our food, paper and product costs in Mexico and the U.K. The impact to food, paper and product costs from the movement of currency exchange rates was not significant.
     As a percentage of Company restaurant revenues, total food, paper and product costs decreased by 0.7% to 31.7% during the six month period, primarily due to the decrease in commodity costs as noted above and the benefits realized from our strategic pricing initiatives. These decreases were partially offset by the negative impact of value promotions, primarily the $1 1/4 lb. Double Cheeseburger promotion in the U.S., on our gross profit percentage.
     In the U.S. and Canada, food, paper and product costs decreased by $14.8 million, or 7%, to $212.8 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in commodity costs and the net reduction of 36 Company restaurants, including the net refranchising of 41 Company restaurants, during the trailing twelve months ended December 31, 2009. These factors were partially offset by the unfavorable impact from the movement of currency exchange rates in Canada of $0.9 million. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 1.4% to 32.4%, primarily due to the to the decrease in commodity costs as noted above, partially offset by the negative impact of the $1 1/4 lb. Double Cheeseburger promotion in the U.S. on our gross profit percentage.
     In EMEA/APAC, food, paper and product costs increased by $1 million, or 1%, to $74.9 million for the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of increases in commodity costs across all markets in the segment, including the negative currency exchange impact of cross border purchases in the U.K. and the unfavorable impact from the movement of currency exchange rates of $0.8 million. These factors were partially offset by traffic declines in Germany, which resulted in reduced purchasing levels. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.9% to 29.0% primarily due to the increases in commodity costs noted above, partially offset by the benefits realized from strategic pricing initiatives, primarily in EMEA.
     In Latin America, food, paper and product costs decreased by $0.6 million, or 5%, to $12.1 million for the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the favorable impact from the movement of currency exchange rates of $1.7 million and traffic declines in Mexico, which resulted in reduced purchasing levels. These decreases were partially offset by increases in commodity costs, including the negative currency exchange impact of cross border purchases and the indexing by our vendors of local purchases to the U.S. dollar, and a net increase of eight Company restaurants during the twelve months ended December 31, 2009. Food, paper and product costs as a percentage of Company restaurant revenues increased by 2.2% to 39.7%, primarily as a result of the increases in commodity costs noted above partially offset by the benefits realized from strategic pricing initiatives.

     Payroll and employee benefits costs
     Total payroll and employee benefits costs decreased by $4.1 million, or 1%, to $291.2 million during the six months ended December 31, 2009, compared to the same period in the prior year. This decrease was primarily due to the net reduction of 22 Company restaurants during the twelve months ended December 31, 2009, including the net refranchising of 46 Company restaurants, and improvements in variable labor controls and scheduling in our U.S. restaurants. These factors were partially offset by the unfavorable impact from the movement of currency exchange rates of $1.4 million.
     As a percentage of Company restaurant revenues, payroll and employee benefits costs increased during the six month period by 0.3% to 30.8%, primarily as a result of the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales across all segments, partially offset by the improvements in variable labor controls and scheduling in our U.S. restaurants as noted above.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $3.4 million, or 2%, to $203.5 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the net reduction of 36 Company restaurants, including the net refranchising of 41 Company restaurants, during the trailing twelve-months ended December 31, 2009 and improvements in variable labor controls and scheduling in our U.S. restaurants. Partially offsetting these decreases was the unfavorable impact from the movement of currency exchange rates of $0.9 million in Canada and minimum wage increases in certain U.S. markets. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.3% to 31.0% primarily as a result of the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales, partially offset by improvements in variable labor controls and scheduling in our U.S. restaurants.
     In EMEA/APAC, payroll and employee benefits costs decreased by $0.5 million, or 1%, to $83.9 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the refranchising of six Company restaurants in Germany during the fourth quarter of fiscal 2009. Partially offsetting this decrease was a $1.1 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, payroll and employee benefit costs increased by 0.4% to 32.5% primarily as a result of the adverse impact of sales deleverage on our fixed labor costs due to negative comparable sales in Germany, partially offset by the impact of strategic pricing initiatives primarily in EMEA.
     There was no significant change in payroll and employee benefits costs in Latin America during the six months ended December 31, 2009 compared to the same period in the prior year.
     Occupancy and other operating costs
     Occupancy and other operating costs decreased by $5.0 million, or 2%, to $228.6 million during the six months ended December 31, 2009, compared to the same period in the prior year, benefiting primarily from the net reduction of 22 Company restaurants during the twelve months ended December 31, 2009, including the net refranchising of 46 Company restaurants, lower utility costs and the non-recurrence of start-up expenses associated with the acquisition of franchise restaurants in the U.S. recorded in the prior year. The impact from the movement of currency exchange rates was not significant.
     As a percentage of Company restaurant revenues, occupancy and other operating costs increased during the six month period by 0.2% to 24.2%, primarily as a result of the adverse impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales across all segments. This increase was partially offset by the benefits realized from lower utility costs and the non-recurrence of acquisition start-up expenses referred to above.
     In the U.S. and Canada, occupancy and other operating costs decreased by $7.1 million, or 5%, to $147.9 million during the six months ended December 31, 2009, compared to the same period in the prior year. This decrease was primarily driven by the net reduction of 36 Company restaurants, including the net refranchising of 41 Company restaurants, during the trailing twelve months ended December 31, 2009, lower utility costs and the non-recurrence of acquisition start-up expenses referred to above. These factors were partially offset by increased depreciation expense due to a higher depreciable asset base over the prior year and $0.6 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.5% to 22.5%, primarily as a result of the benefits realized from lower utility and start-up expenses, partially offset by the adverse impact of sales deleverage on our fixed occupancy and other operating costs.
     In EMEA/APAC, occupancy and other operating costs increased by $3.0 million, or 4%, to $72.1 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily due to an increase in start up expenses, higher repair and maintenance costs and a $0.7 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.7% to 27.9%, primarily due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs.
     In Latin America, occupancy and other operating costs decreased by $0.9 million, or 10%, to $8.6 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily attributable to $1.2 million of favorable impact from the movement of currency exchange rates, the non-recurrence of accelerated depreciation related to a single Company restaurant closure in the prior year and lower utility costs. These factors were partially offset by a net increase of eight Company restaurants during the twelve months ended December 31, 2009. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.0% to 28.2% primarily as a result of the non-recurrence of accelerated depreciation and lower utility costs partially offset by the negative impact of sales deleverage on our fixed occupancy and other operating costs.
Selling, general and administrative expenses
     Selling expenses decreased by $0.5 million, or 1%, to $47.1 million for the six months ended December 31, 2009, compared to the same period in the prior year, primarily due to a $1.2 million reduction in contributions to the marketing funds in our Company restaurant markets due to lower sales at our Company restaurants. Partially offsetting this decrease was an increase of $0.6 million of higher local marketing expenditures aimed at driving incremental sales.
     General and administrative expenses increased by $6.9 million, or 3%, to $209.8 million for the six months ended December 31, 2009, compared to the same period in the prior year, largely driven by an increase in consulting fees of $5.7 million, primarily related to information technology initiatives, salary and fringe benefit costs of $3.6 million, share-based compensation of $1.1 million and the unfavorable impact from the movement of currency exchange rates of $1.4 million. These items were partially offset by bad debt recoveries of $3.0 million and a reduction in travel and meeting costs of $2.4 million.
     Property Expenses
     Total property expenses increased by $0.8 million, or 3%, to $29.5 million for the six months ended December 31, 2009, compared to the same period in the prior year, primarily attributable to increased rent expense resulting from the net effect of changes to our property portfolio in the U.S. These factors were partially offset by decreased rent expense from a reduction in the number of properties leased to franchisees in EMEA.
     Other operating expense, net
     Other operating expense, net for the six months ended December 31, 2009 of $5.1 million includes $4.0 million of closed restaurant expenses, primarily in the U.S. and Canada and EMEA, a $2.4 million charge related to consumption tax in EMEA, a $0.5 million net loss on the disposal of property, a $0.7 million contract termination fee, a $0.7 million net loss related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets, and $0.4 million in remeasurement losses on foreign currency transactions. These expenses were partially offset by a $3.5 million gain related to the refranchising of 12 Company restaurants in the U.S.
     Other operating expense, net for the six months ended December 31, 2008 of $9.2 million includes $1.5 million of expenses associated with the acquisition of franchise restaurants from a large franchisee in the U.S., a $5.6 million net loss related to the remeasurement of foreign denominated assets and the expense related to forward contracts used to hedge the currency exchange impact on such assets, and $1.3 million in remeasurement losses on foreign currency transactions.

     Income from Operations

	Six Months Ended
	December 31,
	2009	2008
Income from Operations:
U.S. & Canada	$181.3	$174.2
EMEA/APAC	42.8	46.0
Latin America	18.8	19.8
Unallocated	(71.7)	(63.9)

Total income from operations	$171.2	$176.1

     Income from operations decreased by $4.9 million, or 3%, to $171.2 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a $6.4 million increase in selling, general and administrative expenses, a reduction in net property revenue of $1.4 million, a $0.6 million decrease in franchise revenues and a decrease in Company restaurant margin of $0.6 million, partially offset by a $4.1 million decrease in other operating expense, net. (See Note 15 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the six months ended December 31, 2009, the favorable impact on revenues from the movement of currency exchange rates was partially offset by the unfavorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $1.2 million.
     In the U.S. and Canada, income from operations increased by $7.1 million, or 4%, to $181.3 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in other operating expenses, net of $7.5 million and an increase in Company restaurant margin of $8.9 million. These factors were partially offset by a decrease in franchise revenues of $5.0 million, an increase in selling, general and administrative expenses of $3.0 million and a reduction in net property revenues of $2.1 million.
     In EMEA/APAC, income from operations decreased by $3.2 million, or 7%, to $42.8 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $8.1 million and an increase in other operating expenses, net of $3.6 million, partially offset by a $6.0 million increase in franchise revenues and a $3.0 million decrease in selling, general and administrative expenses. The decrease also reflects $0.7 million of unfavorable impact from the movement of currency exchange rates.
     Due to challenging economic conditions in Germany, we assessed the recoverability of our long-lived assets in each operating market in Germany during the quarter ended December 31, 2009. Based on the results of our recoverability test, the undiscounted estimated future cash flows exceeded the net book value of the related assets in each operating market and no impairment was recorded.
     Key assumptions used in the recoverability test included projections of comparable sales growth, future economic expectations, as well as the successful implementation of certain marketing and operating initiatives to improve business results. In the event that our economic expectations are not met or our initiatives do not achieve anticipated results, estimated future cash flows could be negatively impacted, which may result in a material impairment charge.
     In Latin America, income from operations decreased by $1.0 million, or 5%, to $18.8 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $1.4 million and a $1.6 million decrease in franchise revenues, partially offset by a $1.4 million decrease in selling, general and administrative expenses. The decrease also reflects $0.6 million of unfavorable impact from the movement of currency exchange rates.

     Our unallocated corporate expenses increased by $7.8 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of a $3.2 million increase in consulting fees, primarily related to information technology initiatives, a $1.1 million increase in share-based compensation expense, a $0.7 million increase in depreciation expense for corporate assets and increased employee benefits and severance expense of $1.1 million, partially offset by a $1.5 million reduction in accrued incentive compensation.
     Interest Expense, net
     Interest expense, net decreased by $4.7 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the six months ended December 31, 2009 and 2008 were 4.6% and 5.4% respectively, which included the impact of interest rate swaps on 72% and 71% of our term debt, respectively.
Income Tax Expense
     Income tax expense was $49.7 million for the six months ended December 31, 2009, resulting in an effective tax rate of 33.9%, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations.
     Income tax expense was $52.6 million for the six months ended December 31, 2008, resulting in an effective tax rate of 35.9% primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations.
     Net Income
     Our net income increased by $2.7 million, or 3%, to $96.8 million during the six months ended December 31, 2009, compared to the same period in the prior year, primarily as a result of the benefit from a $4.7 million decrease in interest expense, net, a net decrease of $4.1 million in other operating expense, net, and a $2.9 million decrease in income tax expense. These factors were partially offset by a $6.4 million increase in selling, general and administrative expenses, a decrease in net property revenues of $1.4 million, a decrease in franchise revenues of $0.6 million and a decrease in Company restaurant margin of $0.6 million.
Liquidity and Capital Resources
     Overview
     Cash provided by operations was $122.1 million during the six months ended December 31, 2009, compared to $128.9 million during the six months ended December 31, 2008.
     During the six months ended December 31, 2009, we borrowed and repaid $29.5 million under our revolving credit facility. We also repaid $31.3 million of our Term Loan A debt. The maturity dates of Term Loan A, Term Loan B-1 and any amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively. Our leverage ratio, as defined by our credit agreement, was 1.7x as of December 31, 2009 and June 30, 2009. The weighted average interest rate for the six months ended December 31, 2009 and 2008 was 4.6% and 5.4%, respectively, which included the impact of interest rate swaps on 72% and 71% of our term debt, respectively.
     We declared and paid two quarterly dividends of $0.0625 per share of common stock during the six months ended December 31, 2009, resulting in $17.1 million of cash payments to shareholders of record.
     We had cash and cash equivalents of $139.9 million as of December 31, 2009. In addition, as of December 31, 2009, we had a borrowing capacity of $119.5 million under our $150.0 million revolving credit facility.
     We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, dividends and debt service payments over the next twelve months and for the foreseeable future.

     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $122.1 million during the six months ended December 31, 2009, compared to cash provided by operating activities of $128.9 million during the six months ended December 31, 2008. The $122.1 million provided during the six months ended December 31, 2009 includes net income of $96.8 million, including non-cash items such as $52.4 million of depreciation and amortization and $8.7 million of share-based compensation, partially offset by a $6.2 million gain on the re-measurement of foreign denominated transactions and $3.0 million in gains on refranchising and asset dispositions. In addition, cash provided by operating activities was offset by a usage of cash from a change in working capital of $30.6 million. The $128.9 million provided during the six months ended December 31, 2008 includes net income of $94.1 million, including non-cash items such as a $60.1 million loss on the re-measurement of foreign denominated transactions, offset by a usage of cash from a change in working capital of $64.9 million.
     Investing Activities
     Cash used for investing activities was $53.6 million during the six months ended December 31, 2009 and $148.9 million during the six months ended December 31, 2008. The $53.6 million cash usage during the six months ended December 31, 2009 includes $63.8 million of payments for property and equipment and $0.8 million used for acquisitions of franchise restaurants, partially offset by $5.3 million cash received from refranchisings, asset dispositions and restaurant closures, $3.9 million from return of investment on direct financing leases and $1.8 million from other investing activities. The $148.9 million cash usage during the six months ended December 31, 2008 includes $66.7 million used for acquisitions of franchise restaurants, $83.4 million of payments for property and equipment and $4.9 million for other investing activities, partially offset by $2.2 million from asset dispositions and restaurant closures and $3.9 million from return of investment on direct financing leases.
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

	For the
	Six Months Ended
	December 31,
	2009	2008
	(In millions)
New restaurants	$17.8	$22.9
Existing restaurants	37.6	56.1
Other, including corporate	8.4	4.4

Total	$63.8	$83.4

     We expect capital expenditures of approximately $150 million to $175 million in fiscal 2010 to develop new restaurants, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, to fund operational initiatives in our restaurants and for other corporate expenditures.

     Financing Activities
     Cash used by financing activities was $51.9 million during the six months ended December 31, 2009, compared to $4.6 million cash provided during the six months ended December, 2008. Cash used by financing activities during the six months ended December 31, 2009 primarily consisted of principal repayments of $29.5 million under our revolving credit facility, $31.3 million of payments under our Term Loan A debt, repayments of capital leases of $2.4 million, a quarterly cash dividend payment of $17.1 million and the repurchase of common stock of $2.4 million primarily in connection with the settlement of PBRS granted in August 2006, offset by $29.5 million in proceeds from borrowings under the revolving credit facility, $0.9 million of excess tax benefits from the exercises of stock options and settlement of PBRS and $0.4 million in proceeds from stock option exercises. Cash used by financing activities during the six months ended December 31, 2008 primarily consisted of principal repayments on the revolving credit facility of $65.0 million, repayments of capital leases of $2.4 million, two quarterly cash dividend payments of $17.1 million and the repurchase of common stock of $20.0 million, partially offset by $94.4 million in proceeds from borrowings under the revolving credit facility, $3.2 million of excess tax benefits from share-based compensation and $2.3 million in proceeds from stock option exercises.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 14 to our unaudited condensed consolidated financial statements.
New Financial Accounting Standards Board (FASB) Accounting Standards Updates Issued But Not Yet Adopted
     In June 2009, the FASB issued ASC topic 860-20, “Sale of Financial Assets” (formerly SFAS 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (SFAS 166). ASC 860-20 amends ASC Topic 860 by removing the concept of a qualifying special-purpose entity (“QSPE”) and eliminates the exception from applying FASB ASC 810-10 Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Furthermore, it establishes specific conditions to account for a transfer of financial assets as a sale, changes the requirements for derecognizing financial assets and requires additional disclosure. ASC topic 860-20 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on July 1, 2010. We do not anticipate that the adoption of ASC topic 860-20 will have a significant impact on the Company.
     In June 2009, the FASB issued ASC topic 810, “Consolidation” (formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167)). ASC topic 810 is a revision to pre-existing guidance that requires an enterprise to perform an analysis to identify the primary beneficiary of a Variable Interest Entity (“VIE”), a qualitatively on-going re-assessment on whether the enterprise is the primary beneficiary of the VIE and additional disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. In addition, this statement revises the methods utilized for determining whether an entity is a VIE and the events that trigger a reassessment of whether an entity is a VIE. ASC topic 810 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on July 1, 2010. We do not anticipate that the adoption of ASC topic 810 will have a significant impact on the Company.
     In December 2008, the FASB issued ASC topic 715-20, “Compensation – Retirement Benefits” (formerly FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC topic 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. ASC topic 715-20 requires entities to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. ASC topic 715-20 also includes a technical amendment to pre-existing guidance that requires a nonpublic entity to disclose net period benefit cost for each annual period for which a statement of income is presented. ASC topic 715-20 is effective for financial statements issued for fiscal years ending after December 15, 2009, which for us will be our fiscal year ending June 30, 2010. We do not anticipate that the adoption of ASC topic 715-20 will have a significant impact on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
     There were no material changes during the six months ended December 31, 2009 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, except as noted below.
     We have entered into foreign currency forward contracts intended to economically hedge our exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in Euros but are also denominated in British Pounds and Canadian Dollars. Fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of income as incurred. The fluctuations in the value of these forward contracts do, however, largely offset the impact of changes in the value of the underlying risk that they are intended to hedge, which is also reflected in our condensed consolidated statements of income. As of December 31, 2009, we had foreign currency forward contracts to hedge the U.S. dollar equivalent of $419.7 million of foreign currency-denominated assets. This U.S. dollar equivalent by currency is as follows: $312.7 million in Euros; $83.6 million in British Pounds; and $23.4 million in Canadian Dollars.
     We have also entered into foreign currency forward contracts to hedge our exposure to fluctuations in exchange rates associated with the receipt of forecasted foreign-denominated royalty cash flows. These forward contracts are denominated in Canadian Dollars and Australian Dollars. We have designated these forward contracts as cash flow hedges; as a result, the change in fair value of these forward contracts are recognized in stockholders’ equity until the forecasted foreign-denominated royalties are recognized as income in our consolidated statements of income, and the related foreign-denominated royalty receivable is settled in the following month, at which time the applicable portion of the fair value of the forward contract is reclassified from stockholders’ equity to our condensed consolidated statements of income, respectively. At December 31, 2009, we had foreign currency forward contracts to hedge the U.S. dollar equivalent of $2.8 million in Australian Dollars and $1.1 million in Canadian Dollars of forecasted foreign-denominated royalty cash flows.
     We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties based on credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty.
     As of December 31, 2009, we had interest rate swaps with an aggregate notional value of $575.0 million that qualify as cash flow hedges. A 1% change in interest rates on our existing debt of $787.0 million would result in an increase or decrease in interest expense of approximately $2.1 million in a given year, as we have hedged $575.0 million of our future interest payments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our beliefs and expectations regarding our restaurant ownership mix and the ability of our franchisees to fund the capital required to grow and maintain our system; our beliefs and expectations regarding our intention to focus on sales growth and restaurant profitability and expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development and expansion; our intention to continue to employ innovative marketing strategies and offer superior value and quality; our ability to use proactive portfolio management to drive financial performance and development; our estimates regarding our liquidity, capital expenditures in fiscal year 2010 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our assumptions and expectations regarding the recoverability of long-lived assets in Germany; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of our hedging contracts on our income statements during fiscal year 2010; our expectations regarding unrecognized tax benefits; and our expectations regarding the impact of new accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, higher unemployment rates, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer preferences, and the impact of negative sales and traffic on our business, including the risk that we will be required to incur non-cash impairment or other charges that reduce our earnings;
•	Risks arising from the significant and rapid fluctuations in the currency exchange markets and the decisions and positions that we take to hedge such volatility;
•	Our ability to compete domestically and internationally in an intensely competitive industry;
•	Our ability to successfully implement our international growth strategy and risks related to our international operations;
•	Risks related to continued losses in our German business, including the potential for an impairment of our long-lived assets and a valuation allowance on a portion of our deferred tax asset balance, which would have a negative impact on our future effective income tax rate, operating results and financial condition;
•	Our ability and the ability of our franchisees to manage increases in operating costs, including health care costs if Congress passes employer mandated health care, if we or our franchisees choose not to pass, or cannot pass, these increased costs on to our guests;
•	Our relationship with, and the success of, our franchisees;
•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;
•	Risks related to franchisee financial distress due to issues arising with their Burger King® restaurants or losses from other businesses, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties, such as landlords;
•	The ability of our franchisees to refinance their business or to obtain new financing for development, restaurant remodels and equipment initiatives on acceptable terms or at all, and the strength of the financial institutions that have historically provided financing to franchisees;

•	Risks related to disruptions and catastrophic events, including disruption in the financial markets, war, terrorism and other international conflicts, public health issues such as the H1N1 flu pandemic, and natural disasters, and the impact of such events on our operating results;
•	Risks related to food safety, including foodborne illness and food tampering, and the safety of toys and other promotional items available in our restaurants;
•	Risks related to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply, or the costs, of necessary products to us due to adverse weather and climate conditions or otherwise;
•	Our ability to execute on our reimaging program in the U.S. and Canada to increase sales and profitability and our ability to successfully execute our portfolio management strategy;
•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our senior credit facility;
•	Risks related to the ability of counterparties to our secured credit facility, interest rate swaps and foreign currency forward contracts to fulfill their commitments and/or obligations;
•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;
•	Our ability to continue to extend our hours of operation, at least in the U.S. and Canada, to capture a larger share of both the breakfast and late night dayparts;
•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;
•	Our ability to retain or replace executive officers and key members of management with qualified personnel;
•	Risks related to changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and continued losses in certain international Company restaurant markets that could trigger a valuation allowance or negatively impact our ability to utilize foreign tax credits to offset our U.S. income taxes;

•	Risks related to the reasonableness of our tax estimates, including sales, excise, GST, VAT and other taxes;
•	Our ability to realize our expected tax benefits from the realignment of our European and Asian businesses;
•	Our ability to manage changing labor conditions in the U.S. and internationally;
•	Adverse legal judgments, settlements or pressure tactics; and
•	Adverse legislation or regulation.
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

Part II – Other Information
Item 1. Legal Proceedings
     National Franchisee Association v. Burger King Corporation, Case No. 09-CIV-23435 (U.S. District Court for the Southern District of Florida). On November 10, 2009, the National Franchisee Association filed a class action lawsuit, claiming to represent Burger King franchisees and seeking a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK® Value Menu sold by the franchisees. We filed a motion to dismiss the complaint on December 4, 2009. While we believe that we have the right to mandate maximum price points on our value menu, we are unable to predict the ultimate outcome of this litigation.
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on August 27, 2009) (the “2009 Annual Report”) as supplemented by Item 1A of Part II of our Quarterly Report for the three months ended September 30, 2009 filed on November 2, 2009 (the “Q1 2010 Quarterly Report”), includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2009 Annual Report. The information below updates, and should be read in conjunction with, the risk factors in our 2009 Annual Report and the Q1 2010 Quarterly Report. We encourage you to read these risk factors in their entirety.
     Our German business has experienced and may continue to experience declining sales and operating profits that may adversely affect the financial health of our franchisees and us.
     Our German business has experienced and may continue to experience declining sales and operating profits that may adversely impact the financial health of our franchisees and us. As of December 31, 2009, we operated 145 restaurants and our franchisees operated 536 restaurants in Germany. Germany is our second largest market with revenues of $307.2 million for the fiscal year ended June 30, 2009, representing approximately 12.1% of our total revenues for the period. Over the past year, we have experienced negative comparable sales growth, significant traffic declines and operating losses in Germany, primarily due to a continued weak labor market, lower discretionary spending and competitive discounting. In addition, some of our franchisees in Germany face financial difficulties which may affect their ability to meet their obligations to us, including the payment of royalties, advertising contributions and rent payments. For the six months ended December 31, 2009, we deferred $0.1 million in royalty and rent revenues owed to us by distressed franchisees in Germany and recorded $0.4 million of bad debt expense in the German marketing fund. If we are unable to strengthen the operating performance of the German restaurants, we could incur additional write-offs and a decrease in our revenues and earnings which could negatively impact our financial condition and our future revenue growth. Moreover, if this difficult situation continues for a prolonged period of time or deepens in magnitude, we may be required to incur non-cash impairment or other charges, which would reduce our earnings.
     As of the six months ended December 31, 2009, we have recorded a deferred tax asset balance in connection with our German business. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. We are in the process of implementing marketing and operating initiatives to improve the performance of this market although there can be no assurance that these initiatives will be successful. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income to support the amount of deferred tax assets. If we continue to experience operating losses in our German business, we may need to establish a valuation allowance on a portion of the deferred tax asset balance, which would have a negative impact on our future effective income tax rate, operating results and financial condition.
     The following supplements the risk factor entitled “Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability” in the 2009 Annual Report:
     We are affected by various U.S. and foreign taxes imposed on the purchase and sale of our products. These taxes include sales, excise, GST, VAT and other taxes. Changes in U.S. and foreign tax laws or our failure to comply with those laws could adversely affect our business and operating results. Although we believe our tax estimates are reasonable, the final determination of tax audits or related litigation could have a material effect on our net income or cash flows in the period or periods for which that determination is made.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Company’s shareholders was held on November 19, 2009.
The following table sets forth the name of each director elected at the meeting for a term of one year or until such director resigns or a successor has been elected and qualified and the number of votes for or withheld from each director:

Director	For	Withheld

Richard W. Boyce	119,895,914	258,219
David A. Brandon	95,618,666	24,535,467
John W. Chidsey	118,135,342	2,018,791
Ronald M. Dykes	119,924,003	230,130
Peter R. Formanek	119,920,062	234,071
Manual A. Garcia	90,599,162	29,554,972
Sanjeev K. Mehra	116,034,871	4,119,263
Brian T. Swette	118,826,389	1,327,744
Kneeland C. Youngblood	119,837,306	316,828
The following table sets forth a brief description of the only other matter considered at the Annual Meeting and the number of votes cast for, against or abstaining from the matter:

	For	Against	Abstain

Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010	119,684,885	434,755	34,494
Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Item 5.02(e)
Elimination of Executive Health Plan
     BKC currently offers an executive health plan to certain executives, including the executives named below (the “Named Executive Officers”) and their dependents: John W. Chidsey, Chairman and Chief Executive Officer; Ben K. Wells, Chief Financial Officer; Charles M. Fallon, Jr., President, North America; Peter B. Robinson, Executive Vice President; and Russell B. Klein, former President, Global Marketing Strategy and Innovation. The Executive Health Plan provides for the reimbursement of out-of-pocket costs and expenses for deductibles, coinsurance, dental care, orthodontia, vision care, prescription drugs and preventative care, up to an annual maximum of $100,000. On November 20, 2009, the Compensation Committee of the Board of Directors of the Company eliminated the Executive Health Plan, effective March 31, 2010 and, in lieu thereof, approved a $13,500 increase in the annual perquisite allowance provided by BKC to the covered executives, including the Named Executive Officers, commencing effective April 1, 2010. Mr. Klein will receive this benefit in 2010, but not thereafter, in accordance with his Separation Agreement described below.

Separation Agreement and General Release – Russell B. Klein
     BKC and Russell B. Klein entered into a Separation Agreement and General Release dated November 5, 2009 (the “Agreement”). Pursuant to the Agreement, (i) Mr. Klein acknowledged that his employment terminated effective December 15, 2009 (the “Separation Date”), (ii) we agreed to continue to pay Mr. Klein’s base salary and provide benefits to him and his dependents pursuant to his employment agreement with BKC through the Separation Date, (iii) Mr. Klein will receive a gross separation payment of $550,000, payable in 13 bi-weekly installments commencing on our first regular payroll date after May 6, 2010; (iv) Mr. Klein will be eligible to receive a pro-rata cash bonus calculated in accordance with the cash bonus plan in effect for fiscal 2010, but based solely on Company, and not individual, performance (and determined based on the extent to which we actually achieve the Company performance goals for such fiscal year), payable on the date annual bonuses are actually paid for such fiscal year; (v) Mr. Klein will be entitled to receive basic term-life insurance coverage at no cost and participate in our group health plans for one year after the Separation Date, unless he becomes eligible for similar coverage through a new employer; (vi) Mr. Klein will be entitled to outplacement services of a type and for a duration determined by us; (vii) the treatment of any options or other equity awards granted to Mr. Klein will be governed by our equity plans and the award agreements issued under such plans, which provide that Mr. Klein will have 90 days from the Separation Date to exercise any vested stock options and that all equity awards unvested as of the Separation Date will be forfeited; and (viii) Mr. Klein is not entitled to any compensation or benefits after the Separation Date, except as provided in Agreement. In the Agreement, Mr. Klein also provided a general release of claims against BKC and its affiliates and agreed to certain confidentiality, non-competition and non-solicitation obligations.
     A copy of the Separation Agreement and General Release dated November 5, 2009 between Burger King Corporation and Russell B. Klein is filed herewith as Exhibit 10.58.

Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

10.58	Separation Agreement and General Release dated November 5, 2009 between Burger King Corporation and Russell B. Klein

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: February 5, 2010	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial and accounting officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.58	Separation Agreement and General Release dated November 5, 2009 between Burger King Corporation and Russell B. Klein

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002