Form 10-Q
period 2010-03-31
Burger King Holdings Inc
filed 2010-04-30
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 26, 2010, there were 135,689,733 shares of the registrant’s Common Stock outstanding.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,
	2010	2009
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$158.1	$121.7
Trade and notes receivable, net	139.3	130.0
Prepaids and other current assets	75.0	86.4
Deferred income taxes, net	17.8	32.5

Total current assets	390.2	370.6

Property and equipment, net of accumulated depreciation of $681.2 million and $607.4 million, respectively	1,014.9	1,013.2
Intangible assets, net	1,050.7	1,062.7
Goodwill	30.8	26.4
Net investment in property leased to franchisees	138.7	135.3
Other assets, net	103.4	98.9

Total assets	$2,728.7	$2,707.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$73.5	$127.0
Accrued advertising	83.3	67.8
Other accrued liabilities	221.5	220.0
Current portion of long term debt and capital leases	86.9	67.5

Total current liabilities	465.2	482.3

Term debt, net of current portion	689.8	755.6
Capital leases, net of current portion	66.1	65.8
Other liabilities, net	335.6	354.5
Deferred income taxes, net	61.0	74.1

Total liabilities	1,617.7	1,732.3

Commitments and Contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 135,544,730 and 134,792,121 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	1.4	1.4
Additional paid-in capital	640.9	623.4
Retained earnings	567.6	455.4
Accumulated other comprehensive loss	(37.5)	(45.9)
Treasury stock, at cost; 2,977,317 and 2,884,223 shares, at March 31, 2010 and June 30, 2009, respectively	(61.4)	(59.5)

Total stockholders’ equity	1,111.0	974.8

Total liabilities and stockholders’ equity	$2,728.7	$2,707.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(In millions, except per share data)
Revenues:
Company restaurant revenues	$439.2	$448.8	$1,385.2	$1,418.9
Franchise revenues	129.9	124.9	408.9	404.5
Property revenues	27.8	26.2	85.1	84.1

Total revenues	596.9	599.9	1,879.2	1,907.5

Company restaurant expenses:
Food, paper and product costs	138.0	142.7	437.8	456.9
Payroll and employee benefits	138.2	143.8	429.4	439.1
Occupancy and other operating costs	113.3	110.0	341.9	343.6

Total company restaurant expenses	389.5	396.5	1,209.1	1,239.6

Selling, general and administrative expenses	117.8	115.7	374.7	366.2
Property expenses	15.2	13.4	44.7	42.1
Other operating (income) expense, net	(4.5)	(1.3)	0.6	7.9

Total operating costs and expenses	518.0	524.3	1,629.1	1,655.8

Income from operations	78.9	75.6	250.1	251.7

Interest expense	12.2	13.0	37.4	44.2
Interest income	(0.3)	(0.4)	(0.8)	(2.2)

Total interest expense, net	11.9	12.6	36.6	42.0

Income before income taxes	67.0	63.0	213.5	209.7
Income tax expense	26.0	15.9	75.7	68.5

Net income	$41.0	$47.1	$137.8	$141.2

Earnings per share:
Basic	$0.30	$0.35	$1.02	$1.05
Diluted	$0.30	$0.34	$1.00	$1.03

Weighted average shares outstanding:

Basic	135.3	134.6	135.6	134.8
Diluted	137.2	136.7	137.4	136.8

Dividends per common share	$0.06	$0.06	$0.19	$0.19
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
	(In millions)
Cash flows from operating activities:
Net income	$137.8	$141.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.9	72.2
Gain on hedging activities	(1.1)	(0.9)
(Gain) loss on remeasurement of foreign denominated transactions	14.1	77.1
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(5.8)	(6.8)
Impairment on non-restaurant properties	1.4	0.2
Bad debt expense, net of recoveries	0.5	3.2
Share-based compensation	13.0	11.4
Deferred income taxes	(1.4)	(17.1)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(10.1)	4.0
Prepaids and other current assets	12.9	2.5
Accounts and drafts payable	(55.7)	(51.7)
Accrued advertising	15.9	(0.3)
Other accrued liabilities	(0.1)	(5.2)
Other long-term assets and liabilities	(2.0)	(18.4)

Net cash provided by operating activities	199.3	211.4

Cash flows from investing activities:
Payments for property and equipment	(90.1)	(124.6)
Proceeds from refranchisings, disposition of assets and restaurant closures	10.0	19.8
Payments for acquired franchisee operations, net of cash acquired	(13.6)	(67.5)
Return of investment on direct financing leases	6.1	5.9
Other investing activities	2.7	(4.4)

Net cash used for investing activities	(84.9)	(170.8)

Cash flows from financing activities:
Repayments of term debt and capital leases	(50.7)	(3.8)
Borrowings under revolving credit facility	38.5	94.4
Repayments of revolving credit facility	(38.5)	(104.4)
Dividends paid on common stock	(25.6)	(25.4)
Proceeds from stock option exercises	2.8	2.4
Excess tax benefits from share-based compensation	2.0	3.5
Repurchases of common stock	(2.4)	(20.0)

Net cash used for financing activities	(73.9)	(53.3)

Effect of exchange rates on cash and cash equivalents	(4.1)	(13.2)
Increase (decrease) in cash and cash equivalents	36.4	(25.9)
Cash and cash equivalents at beginning of period	121.7	166.0

Cash and cash equivalents at end of period	$158.1	$140.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$36.8	$43.1
Income taxes paid	$30.3	$96.5
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$2.1	$1.7
Net investment in direct financing leases	$8.0	$5.6
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
Concentrations of Risk
     The Company’s operations include Company and franchise restaurants located in 74 countries and U.S. territories. Of the 12,115 restaurants in operation as of March 31, 2010, 1,458 were Company restaurants and 10,657 were franchise restaurants.
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
Recently Adopted Accounting Standards
     During the quarter ended March 31, 2010, the Company adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update No. 2010-02, “Consolidation (Topic 810) Accounting and reporting for decreases in ownership of a Subsidiary — a scope clarification” (“ASU 2010-02”). This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FASB Statement of Financial Accounting Standard (“SFAS”) No. 160 (now included in Subtopic 810-10). For those entities that have already adopted SFAS No. 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted SFAS No. 160, for us this was July 1, 2009. The effect of adopting this standard was not significant.
     During the quarter ended March 31, 2010, the company adopted FASB Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements in ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for us on January 1, 2011. The adoption of this guidance was limited to the form and content of disclosures, and did not have a material effect on our consolidated financial statements.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirement”, (“ASU 2010-09”), which amended ASC Topic 855, “Subsequent Events,” including removing the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This guidance, except as it relates to conduit debt obligors, is effective upon issuance. The Company adopted this guidance February 24, 2010. The adoption of this guidance was limited to the form and content of disclosures and did not have a material impact on our consolidated financial statements.
     On December 15, 2009, the Company adopted FASB Accounting Standard Update (ASU) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). FASB ASU 2009-12 amends ASC 820-10, Fair Value Measurements and Disclosures — Overall, to permit, as a practical expedient, a reporting entity to measure the fair value of an investment within the scope of ASU 2009-12 on the basis of the net asset value per share of the investment. For the Company, ASU 2009-12 pertains only to alternative investments held in the BKC pension and postretirement plans as we do not invest in alternative investments outside of these plans. Furthermore, the disclosure provisions of FASB ASU 2009-12 are not applicable to employer’s disclosures about pension and postretirement benefit plan assets. FASB ASC 715, Compensation-Retirement Benefits (formerly FSP FASB 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets) prescribes required employer’s disclosures about pension and other postretirement benefit plan assets. FASB ASC 715 is effective for our financial statements issued for the fiscal year ending June 30, 2010.
     In the quarter ended September 30, 2009, the Company adopted FASB ASC Topic 105 “Generally Accepted Accounting Principles”. FASB ASC 105 does not amend GAAP, but codifies previous accounting literature and revises the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. All of the content included in the FASB Accounting Standards Codification will be considered authoritative.
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
     The amount of PBRS granted to each eligible employee on the Annual Grant Date was based on the Company achieving 100% of the performance target set for fiscal year 2010. PBRS generally have a three-year vesting period from the grant date, which includes the one-year performance period. The number of PBRS awards that actually vest are determined based on achievement of a Company performance target for the year ended June 30, 2010. The grant date fair value of each PBRS was $18.31, representing the closing share price of the Company’s common stock on the grant date.
     In November 2009, the Company granted approximately 39,000 deferred shares of restricted stock to non-employee members of the Company’s Board of Directors as an annual grant and 19,000 deferred shares of restricted stock to nine non-employee directors who elected to receive shares in lieu of receiving their annual retainer and chair fees in cash. The annual grant vests in quarterly installments over a one-year period on the first day of each calendar quarter following the grant date. The retainer grant was fully vested on the grant date. All deferred shares will settle and shares of common stock will be issued upon termination of service by the board member.
     The Company recorded $4.3 million and $13.0 million of share-based compensation expense for the three and nine months ended March 31, 2010, respectively. The Company recorded $3.8 million and $11.4 million of share-based compensation expense for the three and the nine months ended March 31, 2009, respectively. Excess tax benefits from the exercise of stock options and settlement of PBRS of $2.0 million and $3.5 million in the nine months ended March 31, 2010 and 2009, respectively, were reported as financing cash flows in the accompanying condensed consolidated statements of cash flows.

Note 4. Acquisitions, Closures and Dispositions
Acquisitions
     All acquisitions of franchise restaurants subsequent to July 1, 2009 are accounted for using the acquisition method of accounting. Acquisitions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Number of restaurants acquired	35	5	38	81
Prepaids and other current assets	$4.0	$—	4.0	$0.9
Property and equipment, net	4.9	0.2	4.9	14.4
Other intangible assets	6.4	0.7	7.2	55.6
Assumed liabilities	(2.5)	(0.1)	(2.5)	(3.4)

Total purchase price	$12.8	$0.8	$13.6	$67.5

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
     Closures and dispositions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Number of restaurant closures	5	3	23	9
Number of refranchisings	—	20	12	23
Net loss (gain) on restaurant closures, refranchisings, and dispositions of assets	$(3.2)	$(4.5)	$(2.2)	$(4.5)
Note 5. Prepaids and Other Current Assets, net
     Included in prepaids and other current assets, net were inventories totaling $18.3 million and $15.8 million; prepaid expenses of $43.5 million and $31.0 million; foreign currency forward contracts of $13.2 million and $0.3 million; and refundable income taxes of zero and $39.3 million as of March 31, 2010 and June 30, 2009, respectively.

Note 6. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows (in millions, except for per share information):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:

Numerator for basic and diluted earnings per share:
Net income	$41.0	$47.1	$137.8	$141.2

Denominator:
Weighted average shares — basic	135.3	134.6	135.6	134.8
Effect of dilutive securities	1.9	2.1	1.8	2.0

Weighted average shares — diluted	137.2	136.7	137.4	136.8

Basic earnings per share	$0.30	$0.35	$1.02	$1.05
Diluted earnings per share	$0.30	$0.34	$1.00	$1.03
Antidilutive shares (1)	4.3	2.3	4.3	2.5

(1)	These shares were not included in the computation of weighted average shares-diluted because they would have been anti-dilutive for the periods presented.
Note 7. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income	$41.0	$47.1	$137.8	$141.2

Translation adjustment	1.9	(2.4)	6.9	(7.0)

Cash flow hedges:
Net change in fair value of derivatives (1)	0.9	0.2	1.8	(21.8)
Pension and post-retirement benefit plans (2)	0.5	—	(0.3)	—

Total other comprehensive income (loss)	3.3	(2.2)	8.4	(28.8)

Total comprehensive income	$44.3	$44.9	$146.2	$112.4

(1)	Amounts are presented net of tax of $0.5 million for each of the three months ended March 31, 2010 and 2009, respectively, and $1.3 million and $13.4 million for the nine months ended March 31, 2010 and 2009, respectively.

(2)	The tax effect for the three-month period ended March 31, 2010 was not significant. For the nine months ended March 31, 2010, amount is presented net of tax of $0.5 million.
Note 8. Other Accrued Liabilities and Other Liabilities
     Included in other accrued liabilities, as of March 31, 2010 and June 30, 2009, were accrued payroll and employee-related benefits costs totaling $54.4 million and $69.4 million, respectively. The decrease in accrued payroll and employee-related benefits costs was primarily due to the payment of the Company’s annual incentive bonus to employees during the three months ended September 30, 2009.

     Included in other liabilities, as of March 31, 2010 and June 30, 2009, were accrued pension liabilities of $52.8 million and $53.8 million, respectively; interest rate swap liabilities of $28.4 million and $32.4 million, respectively; casualty insurance reserves of $26.2 million and $27.7 million, respectively; retiree health benefits of $21.7 million and $21.1 million, respectively; and unfavorable leases of $139.9 million and $155.5 million, respectively.
Note 9. Long-Term Debt
     As of March 31, 2010 and June 30, 2009, the Company had $771.2 million and $818.3 million of long-term debt outstanding, respectively, including the current portion, consisting of $81.4 million and $62.7 million, respectively. During the nine months ended March 31, 2010, the Company repaid $46.9 million of principal on its Term Loan A. In addition, the Company borrowed and repaid $38.5 million under the revolving credit facility. The next scheduled principal payment on the Company’s senior secured debt is June 30, 2010, in the amount of $15.6 million on Term Loan A. The maturity dates of Term Loan A, Term Loan B-1 and any amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively. The weighted average interest rate for the three months ended March 31, 2010 and 2009 was 4.7% and 4.8%, respectively, which included the impact of interest rate swaps on 73% and 68% of our term debt, respectively. The weighted average interest rate for the nine months ended March 31, 2010 and 2009 was 4.6% and 5.2%, respectively, which included the impact of interest rate swaps on 72% and 70% of our term debt, respectively (See Note 10).
Note 10. Fair Value Measurements and Derivative Instruments
     Fair Value Measurements
     The following table presents (in millions) financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments, and other investments, which consists of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan, as well as their location on the Company’s condensed consolidated balance sheets as of March 31, 2010 and June 30, 2009:

	As of March 31, 2010				Fair Value Measurements at March 31, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaids				Active Markets for	Other	Significant
	and Other				Identical	Observable	Unobservable
	Current	Other Assets,	Other Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	net	Liabilities	liabilities, net	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(28.4)	$—	$(28.4)	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—
Foreign currency forward contracts (liability)	—	—	(0.2)	—	—	(0.2)	—

Total	$0.1	$—	$(0.2)	$(28.4)	$—	$(28.5)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$13.1	$—	$—	$—	$—	$13.1	$—
Foreign currency forward contracts (liability)	—	—	(3.9)	—	—	(3.9)	—

Total	$13.1	$—	$(3.9)	$—	$—	$9.2	$—

Other investments:
Investments held in a rabbi trust	$—	$20.9	$—	$—	$20.9	$—	$—

Total	$—	$20.9	$—	$—	$20.9	$—	$—

	As of March 31, 2010				Fair Value Measurements at March 31, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaids				Active Markets for	Other	Significant
	and Other				Identical	Observable	Unobservable
	Current	Other Assets,	Other Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	net	Liabilities	liabilities, net	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Total	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$0.3	$—	$—	$—	$—	$0.3	$—
Foreign currency forward contracts (liability)	—	—	(20.3)	—	—	(20.3)	—

Total	$0.3	$—	$(20.3)	$—	$—	$(20.0)	$—

Other investments:
Investments held in a rabbi trust	$—	$17.9	$—	$—	$17.9	$—	$—

Total	$—	$17.9	$—	$—	$17.9	$—	$—

     The Company’s derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.
     At March 31, 2010, the fair value of the Company’s variable rate term debt was estimated at $768.2 million, compared to a carrying amount of $769.3 million. At June 30, 2009, the fair value of the Company’s variable rate term debt was estimated at $791.9 million, compared to a carrying amount of $816.4 million. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are similar to Level 2 inputs within the valuation hierarchy.
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
     Interest Rate Swaps
     The Company enters into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Company’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B-1 debt (the “Term Debt”). Interest payments on the Term Debt are made quarterly and the variable rate on the Term Debt is reset at the end of each fiscal quarter. The interest rate swap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. These changes in fair value are subsequently reclassified into earnings as a component of interest expense each quarter as interest payments are made on the Term Debt. At March 31, 2010, interest rate swap contracts with a notional amount of $575.0 million were outstanding.

     In September 2006, the Company settled interest rate swaps designated as cash flow hedges, which had a fair value of $11.5 million, and terminated the hedge relationship. The fair value of the settled swaps is recorded in AOCI and is being recognized as a reduction to interest expense each quarter over the remaining term of the Term Debt. At March 31, 2010, $0.9 million remained in AOCI.
     Foreign Currency Forward Contracts
     The Company enters into foreign currency forward contracts, which typically have maturities between one and fifteen months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s condensed consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. The Company also enters into foreign currency forward contracts in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. At March 31, 2010, foreign currency forward contracts with a notional amount of $513.6 million were outstanding.
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
     Credit-Risk Related Contingent Features
     The Company’s derivative instruments do not contain any credit-risk related contingent features.
     The following table presents the required quantitative disclosures for the Company’s derivative instruments (in millions):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			March 31, 2009
	Interest Rate	Foreign Currency		Interest Rate	Foreign Currency
	Swaps	Forward Contracts	Total	Swaps	Forward Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(4.1)	$0.2	$(3.9)	$(2.8)	$0.1	$(2.7)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(5.3)	$—	$(5.3)	$(3.8)	$—	$(3.8)
Gain (loss) reclassified from AOCI into royalty income	$—	$(0.3)	$(0.3)	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—
			$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$21.7	$21.7	$—	$15.1	$15.1

(1)	Includes $0.4 million of gain for each of the three months ended March 31, 2010 and 2009 related to the terminated hedges.

(2)	The amount of ineffectiveness recorded in earnings during the three months ended March 31, 2010 and 2009 was not significant.

	For the Nine Months Ended			For the Nine Months Ended
	March 31, 2010			March 31, 2009
	Interest Rate	Foreign Currency		Interest Rate	Foreign Currency
	Swaps	Forward Contracts	Total	Swaps	Forward Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(12.6)	$—	$(12.6)	$(41.1)	$—	$(41.1)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(15.8)	$—	$(15.8)	$(6.3)	$—	$(6.3)
Gain (loss) reclassified from AOCI into royalty income	$—	$(0.8)	$(0.8)	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$14.7	$14.7	$—	$69.5	$69.5

(1)	Includes $1.1 million and $0.9 million of gain for the nine months ended March 31, 2010 and 2009, respectively, related to the terminated hedges.

(2)	The amount of ineffectiveness recorded in earnings during the nine months ended March 31, 2010 and 2009 was not significant.
Note 11. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.0	2.7	3.0	2.7
Costs and taxes related to foreign operations	0.2	0.6	1.5	(1.1)
Foreign tax differential	(2.0)	(4.5)	(5.7)	(4.5)
Foreign exchange differential on tax benefits	0.7	0.3	0.4	1.6
Change in valuation allowance	0.9	1.4	0.3	1.9
Change in accrual for tax uncertainties	0.7	(10.0)	0.9	(2.2)
Other	0.3	(0.3)	0.1	(0.7)

Effective income tax rate	38.8%	25.2%	35.5%	32.7%

     The Company had $19.0 million and $19.5 million of unrecognized tax benefits at March 31, 2010 and June 30, 2009, respectively, which if recognized, would affect the effective income tax rate. During the three and nine months ended March 31, 2010, the change in unrecognized tax benefit was a decrease of approximately $0.2 million and $0.5 million, respectively, which if recognized, would affect the effective income tax rate.
     In the next twelve months, it is reasonably possible that the Company will reduce unrecognized tax benefits by a range of approximately $1.4 million to $3.1 million, primarily as a result of the expiration of certain statutes of limitations and the completion of certain tax audits.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at March 31, 2010 and June 30, 2009, respectively, was $3.5 million and $3.7 million, respectively, which was included as a component of the unrecognized tax benefits noted above. Potential interest and penalties associated with uncertain tax positions recognized during the nine months ended March 31, 2010 and 2009 were not significant. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
Note 12. Retirement Plan and Other Postretirement Benefits
     The Company’s liability under its Executive Retirement Plan (the “ERP liability”) was $23.4 million and $17.9 million at March 31, 2010 and June 30, 2009, respectively. The value of investments held in a rabbi trust (the “rabbi trust”) established to fund a portion of the ERP liability was $20.9 million and $17.9 million at March 31, 2010 and June 30, 2009, respectively. The Company records net (gains) losses related to the change in value of these investments, along with an offsetting amount related to the increase (decrease) in deferred compensation, in selling, general and administrative expenses in the accompanying consolidated statements of income to reflect its exposure to the funded portion of the ERP liability.
     The following table presents net (gains) and losses related to the investments held in the rabbi trust, and the offsetting increase (decrease) in deferred compensation expense related to the funded portion of the ERP liability as a component of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net (gains) losses on investments held in the rabbi trust	$(1.9)	$0.7	$(4.7)	$6.5
Increase (decrease) in deferred compensation — funded portion	1.9	(0.7)	4.7	(6.5)

Net impact	$—	$—	$—	$—

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
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and post retirement plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost-benefits earned during the period	$0.9	$0.4	$1.8	$1.3
Interest costs on projected benefit obligations	2.9	2.9	8.9	8.7
Expected return on plan assets	(2.6)	(2.6)	(7.9)	(7.4)
Recognized net actuarial loss	(0.1)	—	(0.3)	—

Net periodic benefit cost	$1.1	$0.7	$2.5	$2.6

     Postretirement benefit costs were less than $1.0 million for each of the three months ended March 31, 2010 and 2009, respectively, and for each of the nine months ended March 31, 2010 and 2009, respectively.
Note 13. Other Operating (Income) Expense, Net
     Other operating income, net, for the three months ended March 31, 2010 of $4.5 million includes $3.2 million of net gains related to the disposal of property and expenses arising from restaurant closures, $1.3 million of net gains related to the remeasurement of foreign denominated assets and the impact related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets, and $0.6 million of net gains from the settling of transactions denominated in foreign currencies.
     Other operating income, net, for the three months ended March 31, 2009 of $1.3 million includes a $3.5 million gain from the refranchising of Company restaurants in the U.S. and Canada, partially offset $1.9 million of net expense related to the remeasurement of foreign denominated assets and the impact related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets.
     Other operating expense, net, for the nine months ended March 31, 2010 of $0.6 million includes a $3.5 million gain related to the refranchising of 12 Company restaurants in the U.S., and net gains of $0.5 million related to the remeasurement of foreign denominated assets and the impact related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets. These gains were partially offset by $2.2 million of net losses related to the disposal of property and expenses arising from restaurant closures, a $2.4 million charge related to consumption tax in EMEA and a $0.7 million contract termination fee.
     Other operating expense, net, for the nine months ended March 31, 2009 of $7.9 million includes $1.5 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S. and $7.5 million of net expense related to the remeasurement of foreign denominated assets and the impact related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets. These expenses were partially offset by a $3.5 million gain from the refranchising of Company restaurants in the U.S. and Canada.
Note 14. Commitments and Contingencies
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $61.5 million as of March 31, 2010, expiring over an average period of seven years.
     Other commitments arising from normal business operations were $11.4 million as of March 31, 2010, of which $9.2 million was guaranteed under bank guarantee arrangements. These guarantees are primarily related to restaurant and office leases and future advertising spending.
     Letters of Credit
     As of March 31, 2010, the Company had $30.6 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of March 31, 2010, no amounts had been drawn on any of these irrevocable standby letters of credit.
     As of March 31, 2010, the Company had posted bonds totaling $3.1 million, which related to certain utility deposits and capital projects.
     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of March 31, 2010, the Company estimates that it will take approximately 13 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of March 31, 2010 and June 30, 2009, the deferred amounts totaled $15.2 million and $16.1 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of March 31, 2010, the Company had $2.9 million in aggregate contractual obligations for the year ending June 30, 2010 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to five years with a termination fee ranging from than $0.7 million to $3.4 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $8.0 million extending up to two years with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of March 31, 2010, commitments to purchase advertising totaled $88.2 million. These commitments run through December 2012.
     Litigation
     On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 92 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle this lawsuit with respect to the 10 restaurants by agreeing to pay $7.5 million, with the Company funding $2.5 million and the balance funded by the Company’s insurer. The insurer will also reimburse the Company for $1.5 million in legal and consulting fees. The settlement is subject to final court approval. In April 2010, the Company received a demand from the law firm representing the plaintiffs in the class action lawsuit, notifying the Company that the firm was prepared to bring a class action covering the other 82 restaurants. If a lawsuit is filed, the Company intends to vigorously defend against all claims in the lawsuit, but the Company is unable to predict the ultimate outcome of this litigation.
     The National Franchisee Association, Inc. filed two class action lawsuits on May 4, 2009, claiming to represent Burger King franchisees and alleging that BKC, The Coca-Cola Company and Dr Pepper Snapple Group had no right to amend their existing supply agreements to reduce certain payments, known as “restaurant operating funds”, to Burger King restaurants without the franchisees’ consent. In February 2010, the Company and a group of franchisees formed a task force to resolve the dispute. The task force came to a marketing solution that rendered the cases moot, and the parties have dismissed the lawsuits.
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
     Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.5 million to $1.0 million) and self-insurance, the Company retains a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of March 31, 2010 and June 30, 2009, the Company had $35.0 million and $36.5 million in accrued liabilities to cover such claims, respectively.

Note 15. Segment Reporting
     The Company operates in the fast food hamburger restaurant category of the quick service restaurant segment of the restaurant industry. Revenues include retail sales at Company restaurants, franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees, and property revenues. The business is managed in three distinct geographic segments: (1) United States (“U.S.”) and Canada; (2) Europe, the Middle East and Africa and Asia Pacific (“EMEA/APAC”); and (3) Latin America.
     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
U.S. & Canada	$407.1	$425.1	$1,268.3	$1,307.1
EMEA/APAC	163.8	151.2	530.8	518.0
Latin America	26.0	23.6	80.1	82.4

Total revenues	$596.9	$599.9	$1,879.2	$1,907.5

     Other than the U.S. and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the U.S. totaled $372.0 million and $1,157.7 million for the three and nine months ended March 31, 2010, respectively, compared to $391.3 million and $1,192.2 million for the three and nine months ended March 31, 2009, respectively. Revenues in Germany totaled $66.1 million and $221.5 million for the three and nine months ended March 31, 2010, respectively, compared to $68.5 million and $234.3 million for the three and nine months ended March 31, 2009, respectively.
     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of the Company’s geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Income from Operations:
U.S. & Canada	$85.8	$88.2	$267.1	$262.4
EMEA/APAC	16.6	11.0	59.4	57.0
Latin America	8.5	7.0	27.3	26.8
Unallocated	(32.0)	(30.6)	(103.7)	(94.5)

Total income from operations	$78.9	75.6	$250.1	251.7
Interest expense, net	11.9	12.6	36.6	42.0

Income before income taxes	67.0	63.0	213.5	209.7
Income tax expense	26.0	15.9	75.7	68.5

Net income	$41.0	$47.1	$137.8	$141.2

Note 16. Subsequent Event
     The Company evaluated events and transactions for potential recognition or disclosure through the date the financial statements were filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2009, our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, and under Part II, Item 1A “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we,” “us,” “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.
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
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. Our system of restaurants includes restaurants owned by us, as well as our franchisees. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. As of March 31, 2010, we owned or franchised a total of 12,115 restaurants in 74 countries and U.S. territories, of which 7,557 were located in the U.S. and Canada. At that date, of the total number of worldwide restaurants, 1,458 restaurants were Company restaurants and 10,657 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
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
     As of March 31, 2010, the Company was approximately 32% owned by the private equity funds controlled by TPG Capital, the Goldman Sachs Funds and Bain Capital Partners (collectively, the “Sponsors”).

Business Highlights
     Our accomplishments and key activities since December 31, 2009 include:
•	positive net restaurant growth across all business segments with 37 openings during the quarter;
•	worldwide system restaurant count of 12,115 at March 31, 2010, our highest restaurant count in the history of the brand;
•	entry into Russia with the opening of two restaurants in Moscow in January 2010; and
•	20 basis point improvement in U.S. and Canada company restaurant margin to 12.9% from 12.7% in the third quarter of fiscal 2009.
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
Seasonality
     Our business is moderately seasonal. Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. Furthermore, adverse weather conditions which typically occur in the winter months can have material adverse effects on restaurant sales. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year. The timing of religious holidays may also impact restaurant sales.
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
     These key business measures have been provided for the three and nine months ended March 31, 2010 and 2009. Comparable sales growth and sales growth are provided by reportable segment and are analyzed on a constant currency basis, which means they are calculated using the average exchange rate of the prior year period for both periods under comparison to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of currency movements.
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

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In constant currencies)		(In constant currencies)
Company Comparable Sales Growth:
U.S. & Canada	(4.0)%	1.6%	(2.7)%	1.7%
EMEA / APAC	(3.9)%	(4.0)%	(2.0)%	0.3%
Latin America	(5.2)%	(5.1)%	(5.2)%	(0.4)%
Total Company Comparable Sales Growth	(4.0)%	(0.2)%	(2.6)%	1.3%
Franchise Comparable Sales Growth:
U.S. & Canada	(6.4)%	1.6%	(4.9)%	2.2%
EMEA / APAC	1.7%	(0.1)%	1.4%	3.5%
Latin America	(1.4)%	1.9%	(2.8)%	3.9%
Total Franchise Comparable Sales Growth	(3.7)%	1.1%	(2.9)%	2.7%
Comparable Sales Growth:
U.S. & Canada	(6.1)%	1.6%	(4.6)%	2.2%
EMEA/APAC	1.1%	(0.6)%	1.0%	3.1%
Latin America	(1.6)%	1.3%	(3.0)%	3.6%
Total Worldwide Comparable Sales Growth	(3.7)%	1.0%	(2.9)%	2.5%
     Three and nine months ended March 31, 2010
     We experienced negative worldwide comparable sales of 3.7% (in constant currencies) for the three months ended March 31, 2010. As previously reported, worldwide comparable sales were severely impacted during the months of January and February by adverse weather conditions in the Central and Eastern portions of the U.S. Worldwide comparable sales improved in March as the impact of weather became less significant. In addition to adverse weather conditions, worldwide comparable sales for the three-month period were negatively impacted by lower levels of guest spending due to value promotions in the U.S., such as the $1 1/4 lb. Double Cheeseburger promotion, partially offset by the national launch of the premium Steakhouse XT™ burger line in February 2010, and continued traffic declines in Latin America. Comparable sales growth in the EMEA/APAC segment, mainly driven by positive comparable sales growth in Spain, Turkey, Australia and New Zealand, positively contributed to our worldwide quarterly results.
     Negative worldwide comparable sales of 2.9% (in constant currencies) for the nine months ended March 31, 2010 were adversely impacted by a continued weak labor market, lower discretionary spending, competitive discounting and the adverse weather conditions in the U.S. noted above. Negative worldwide comparable sales for the nine-month period were partially offset by positive comparable sales growth in the EMEA/APAC segment.
     We experienced negative comparable sales growth in the U.S. and Canada of 6.1% (in constant currencies) for the three months ended March 31, 2010. As previously reported, U.S. and Canada comparable sales of negative 8.2% for the two-month period ended February 28, 2010 were severely impacted by adverse weather conditions in the Central and Eastern portions of the U.S., where over 75% of this segment’s system restaurants are located. Comparable sales in the U.S. and Canada were negative 2.0% in March, a significant improvement over the prior months, albeit still negative, as the impact of weather became less significant. In addition to adverse weather conditions, U.S. and Canada comparable sales for the three-month period were negatively impacted by a continued weak labor market and lower levels of guest spending due to value promotions in the U.S., such as the $1 1/4 lb. Double Cheeseburger promotion, partially offset by the return to a more balanced menu with the national launch of the premium Steakhouse XT™ burger line in February and positive traffic in March. According to The NPD Group, Inc., which prepares and disseminates CREST® data, QSR traffic in the U.S. declined -3% versus a year ago in the quarter ended February 2010. During the quarter, U.S. marketing efforts focused on both ends of our barbell menu strategy, with continued emphasis on value, including the $1 1/4 lb. Double Cheeseburger promotion, and the roll-out of the premium Steakhouse XT™ burger line, which highlights the brand’s signature flame-broiled taste. Marketing initiatives during the quarter included a U.S. campaign with NASCAR® Sprint Cup Series driver Tony Stewart and the semi-annual winter mail coupon drop to 77 million households, as well as Superfamily promotions such as Hoodwinked Too™, The Spectacular Spiderman™, Polly Pocket™ and Pinkalicious™, which were also leveraged across many international markets.
     Negative comparable sales growth in the U.S. and Canada of 4.6% (in constant currencies) for the nine months ended March 31, 2010, was driven by lower levels of guest spending due to value promotions in the U.S., such as the $1 1/4 lb. Double Cheeseburger promotion, as well as the adverse macroeconomic factors and weather conditions noted above in the three-month discussion, partially offset by positive traffic in the U.S. during the second quarter and in March, primarily due to the $1 1/4 lb. Double Cheeseburger promotion. Since the introduction of the $1 1/4 lb. Double Cheeseburger in mid-October, we have experienced a shift in our product mix and a decrease in average check, with a higher value sales mix that is more in line with our competitors. While we believe this trend will continue in the near future, we expect our barbell menu strategy of balancing higher-margin products with value offerings will mitigate the impact of this product mix shift. Products and promotions featured during the nine-month period include the promotions and marketing initiatives noted for the three month period as well as a multifaceted promotion with The Twilight Saga: New Moon aimed at broadening the brand’s appeal with female SuperFans, value-focused promotions, such as the $1 Whopper Jr.® sandwich and 2 for $4 Original Chicken sandwiches, Whopper® sandwich limited time offers, such as the BBQ Stackticon™, and SuperFamily promotions such as SpongeBob SquarePants™, Planet 51™ , G.I. Joe™, Cloudy with a Chance of Meatballs™ and Transformers™ 2.
     Positive comparable sales growth in EMEA/APAC of 1.1% and 1.0% (in constant currencies) for the three and nine months ended March 31, 2010, respectively, was driven by the strength of Spain, Turkey and our major APAC markets, including Australia, New Zealand and Korea. Comparable sales growth was positive for both periods despite the fact that Germany, one of our major markets in this segment, experienced negative comparable sales due to traffic declines caused by adverse economic conditions and competitive discounting. Although positive for the nine month period, comparable sales growth in the U.K. turned negative during the three months ended March 31, 2010, primarily due to adverse weather conditions and the fact that the U.K. market was lapping over strong comparable sales in the prior year period. During both periods, we focused in EMEA/APAC on promoting our barbell menu strategy with a combination of value and premium offerings such as value-oriented King Deals™, Stunner Deals™ and the Chili Cheese Burger limited time offer and higher margin indulgent products including the Chicken TenderCrisp® sandwich, Whopper® sandwich promotions and various limited time offers.
     Negative comparable sales growth in Latin America of 1.6% and 3.0% (in constant currencies) for the three and nine months ended March 31, 2010, respectively, was the result of a decline in traffic compared to the same periods in the prior year, particularly in Mexico and Central America, driven by continued adverse socioeconomic conditions, lower influx of remittances from the U.S., a slowdown in tourism and the devaluation of local currencies. During the three-month period, we continued to leverage our barbell menu strategy with everyday branded value platforms such as Come Como Rey™ (Eat Like a King) and BK™ Ofertas (King Deals) and affordably indulgent promotional products such as the Bourbon Whopper® sandwich. Products and promotions featured during the nine-month period include the products and promotions noted above for the three-month period, as well as national launch of the Mega Angus XT™ sandwich in Mexico, the Transformers™ BBQ Stackticon™ and Whopper® Furioso (aka Angry Whopper®) promotion burgers regionally, the Whopper® Jackpot sweepstakes as well as strong kids’ properties such as Transformers™, Pokémon™, G.I. Joe™ and Cloudy with a Chance of Meatballs™, SpongeBob SquarePants™ and Planet 51™.

     Average Restaurant Sales
     Average restaurant sales, or ARS, is calculated as the total sales averaged over total store months for all restaurants open during a defined period. We believe that ARS is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced by comparable sales performance and restaurant openings and closures and includes the impact of movements in currency exchange rates. For the three and nine months ended March 31, 2010, ARS was $294,000 and $935,000, respectively, including the favorable impact of currency exchange rates of $12,000 and $14,000, respectively, compared to $294,000 and $949,000 for the three and nine months ended March 31, 2009. For the three months ended March 31, 2010, ARS remained unchanged, primarily as a result of the favorable impact of currency exchange rates, offset by the impact of negative worldwide comparable sales growth. For the nine months ended March 31, 2010, ARS decreased by 1.5%, primarily as a result of negative worldwide comparable sales. Trailing twelve months ARS was $1,244,000 including the unfavorable impact of currency exchange rates of $6,000, compared to $1,287,000, for the periods ended March 31, 2010 and 2009, respectively.
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

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In constant currencies)
Sales Growth:

U.S. & Canada	(5.5)%	2.8%	(3.9)%	3.0%
EMEA/APAC	7.3%	6.3%	8.2%	9.6%
Latin America	3.0%	7.2%	0.9%	11.2%
Total System-wide Sales Growth	(1.5)%	4.1%	(0.1)%	5.5%
     Worldwide sales growth for the three and nine months ended March 31, 2010 was negative, primarily as result of negative comparable sales growth, primarily in U.S and Canada, partially offset by increased restaurant count on a system-wide basis.
     The U.S. and Canada experienced negative sales growth during the three and nine months ended March 31, 2010, reflecting the impact of negative comparable sales, partially offset by a net increase of 35 restaurants during the trailing twelve months ended March 31, 2010. We had 7,557 restaurants in the U.S. and Canada as of March 31, 2010, compared to 7,522 restaurants as of March 31, 2009.
     EMEA/APAC demonstrated sales growth during the three and nine months ended March 31, 2010, reflecting openings of new restaurants and positive comparable sales, primarily driven by Spain and our major APAC markets, including Australia, New Zealand and Korea. We had 3,449 restaurants in EMEA/APAC as of March 31, 2010, compared to 3,232 restaurants as of March 31, 2009, reflecting a 7% increase in the number of restaurants.
     Latin America experienced positive sales growth for the three and nine months ended March 31, 2010, reflecting openings of new restaurants, partially offset by negative comparable sales growth, primarily driven by Mexico. We had 1,109 restaurants in Latin America as of March 31, 2010, compared to 1,056 restaurants as of March 31, 2009, reflecting a 5% increase in the number of restaurants.

     Other Operating Data

	As of
	March 31,
	2010	2009
Restaurant Count Data:
Number of Company restaurants:
U.S. & Canada	1,030	1,054
EMEA/APAC(1)	333	296
Latin America(2)	95	88

Total Company restaurants	1,458	1,438
Number of franchise restaurants:
U.S. & Canada	6,527	6,468
EMEA/APAC(1)	3,116	2,936
Latin America(2)	1,014	968

Total franchise restaurants	10,657	10,372

Total system-wide restaurants	12,115	11,810

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Other Operating Data:
Comparable sales growth	(3.7)%	1.0%	(2.9)%	2.5%
Sales growth	(1.5)%	4.1%	(0.1)%	5.5%
Average restaurant sales (in thousands)	$294.0	$294.0	$935.0	$949.0
Segment Data:
Company restaurant revenues (in millions):
U.S. & Canada	$310.0	$327.7	$967.0	$1,001.0
EMEA/APAC(1)	114.4	108.2	372.9	371.3
Latin America(2)	14.8	12.9	45.3	46.5

Total Company restaurant revenues	$439.2	$448.8	$1,385.2	$1,418.8

Company restaurant expenses as a percentage of revenue (3):
U.S. & Canada
Food, paper and products costs	32.1%	32.2%	32.3%	33.3%
Payroll and employee benefits	31.4%	32.2%	31.1%	31.2%
Occupancy and other operating costs	23.6%	22.9%	22.9%	22.9%

Total Company restaurant expenses	87.1%	87.3%	86.3%	87.4%

EMEA/APAC(1)
Food, paper and products costs	28.8%	29.6%	28.9%	28.6%
Payroll and employee benefits	34.2%	34.0%	33.0%	32.7%
Occupancy and other operating costs	30.9%	28.8%	28.8%	26.9%

Total Company restaurant expenses	93.9%	92.4%	90.7%	88.2%

Latin America(2)
Food, paper and products costs	37.8%	40.0%	39.1%	38.2%
Payroll and employee benefits	12.2%	12.3%	12.4%	12.2%
Occupancy and other operating costs	31.1%	27.7%	29.1%	28.8%

Total Company restaurant expenses	81.1%	80.0%	80.6%	79.2%

Worldwide
Food, paper and products costs	31.4%	31.8%	31.6%	32.2%
Payroll and employee benefits	31.5%	32.0%	31.0%	31.0%
Occupancy and other operating costs	25.8%	24.5%	24.7%	24.2%

Total Company restaurant expenses	88.7%	88.3%	87.3%	87.4%

Franchise revenues (in millions):
U.S. & Canada	$74.9	$77.2	$233.7	$241.0
EMEA/APAC(1)	43.8	37.0	140.4	127.6
Latin America(2)	11.2	10.8	34.8	36.0

Total franchise revenues(4)	$129.9	$125.0	$408.9	$404.6

Income from operations (in millions):
U.S. & Canada	$85.8	$88.2	$267.1	$262.4
EMEA/APAC(1)	16.6	11.0	59.4	57.0
Latin America(2)	8.5	7.0	27.3	26.8
Unallocated(5)	(32.0)	(30.6)	(103.7)	(94.5)

Total Income from operations	$78.9	$75.6	$250.1	$251.7

EBITDA (in millions)(6)	$106.4	$99.0	$330.0	$323.9

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Calculated using dollars expressed in hundreds of thousands.

(4)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $3,085.6 million and $9,775.3 million for the three and nine months ended March 31, 2010, respectively (including the favorable impact from the movement of currency exchange rates of $128.2 million and $149.7 million for the three and nine month periods, respectively), and $2,985.0 million and $9,597.0 million for the three and nine months ended March 31, 2009, respectively. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues.

(5)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

(6)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. We also use EBITDA as a measure to calculate certain incentive based compensation and certain financial covenants related to our credit facility and as a factor in our tangible and intangible asset impairment test. Management believes EBITDA is a useful measure as it reflects certain operating drivers of our business, such as sales growth, operating costs, selling, general and administrative expenses and other operating income and expense.
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
		(In millions)
Net income	$41.0	$47.1	$137.8	$141.2
Interest expense, net	11.9	12.6	36.6	42.0
Income tax expense	26.0	15.9	75.7	68.5
Depreciation and amortization	27.5	23.4	79.9	72.2

EBITDA	$106.4	$99.0	$330.0	$323.9

Results of Operations for the Three Months Ended March 31, 2010 and 2009
     The following table presents our results of operations for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$439.2	$448.8	(2)%
Franchise revenues	129.9	124.9	4%
Property revenues	27.8	26.2	6%

Total revenues	596.9	599.9	(1)%
Company restaurant expenses	389.5	396.5	(2)%
Selling, general and administrative expenses (1)	117.8	115.7	2%
Property expenses	15.2	13.4	13%
Other operating (income) expense, net (1)	(4.5)	(1.3)	NM

Total operating costs and expenses	518.0	524.3	(1)%

Income from operations	78.9	75.6	4%
Interest expense	12.2	13.0	(6)%
Interest income	(0.3)	(0.4)	(25)%

Interest expense, net	11.9	12.6	(6)%
Income before income taxes	67.0	63.0	6%
Income tax expense	26.0	15.9	64%

Net income	$41.0	$47.1	(13)%

Earnings per share — basic	$0.30	$0.35	(14)%
Earnings per share — diluted	$0.30	$0.34	(12)%

Weighted average shares — basic	135.3	134.6
Weighted average shares — diluted	137.2	136.7

(1)	Certain prior year amounts have been reclassified from other operating (income) expense, net to general and administrative expenses.
     Revenues
     Company restaurant revenues
     Total Company restaurant revenues decreased by $9.6 million, or 2%, to $439.2 million for the three months ended March 31, 2010, compared to the same period in the prior year, primarily due to negative worldwide Company comparable sales of 4.0% (in constant currencies). This decrease was partially offset by $14.0 million of favorable impact from the movement of currency exchange rates and a net increase of 20 Company restaurants during the trailing twelve-months ended March 31, 2010, primarily due to the acquisition of 35 restaurants from a franchisee in Singapore on March 1, 2010 as part of our ongoing portfolio management initiative.
     In the U.S. and Canada, Company restaurant revenues decreased by $17.7 million, or 5%, to $310.0 million for the three months ended March 31, 2010, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 4.0% (in constant currencies), primarily driven by negative Company comparable sales in the U.S., partially offset by positive Company comparable sales in Canada. Company restaurant revenues were also adversely impacted by a net decrease of 24 Company restaurants during the trailing twelve-month period, including the net refranchising of 25 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by $5.3 million of favorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues increased by $6.2 million, or 6%, to $114.4 million for the three months ended March 31, 2010, compared to the same period in the prior year. This increase was primarily driven by $7.1 million of favorable impact from the movement of currency exchange rates, and the net increase of 37 Company restaurants during the trailing twelve-month period ended March 31, 2010, which included the acquisition of 35 restaurants from a franchisee in Singapore on March 1, 2010. These factors were partially offset by the impact from negative Company comparable sales growth in EMEA/APAC of 3.9% (in constant currencies), primarily driven by negative Company comparable sales growth in markets such as Germany and the U.K, partially offset by positive Company comparable sales growth in Spain.
     In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $1.9 million, or 15%, to $14.8 million for the three months ended March 31, 2010, compared to the same period in the prior year. The increase was primarily the result of a net increase of seven Company restaurants during the trailing twelve-month period ended March 31, 2010 and $1.6 million of favorable impact from the movement of currency exchange rates, partially offset by negative Company comparable sales growth of 5.2% (in constant currencies).
     Franchise revenues
     Total franchise revenues increased by $5.0 million, or 4%, to $129.9 million for the three months ended March 31, 2010, compared to the same period in the prior year. Total franchise revenues increased as a result of $4.9 million of favorable impact from the movement of currency exchange rates, a net increase of 285 franchise restaurants during the trailing twelve-month period, and a higher effective royalty rate in the U.S. These factors were partially offset by negative worldwide franchise comparable sales of 3.7% (in constant currencies), driven primarily by negative franchise comparable sales in the U.S and Canada and Latin America segments, partially offset by positive franchise comparable sales in the EMEA/APAC segment.
     In the U.S. and Canada, franchise revenues decreased by $2.3 million, or 3%, to $74.9 million for the three months ended March 31, 2010, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 6.4% (in constant currencies), primarily driven by negative franchise comparable sales in the U.S., partially offset by positive franchise comparable sales in Canada. These factors were partially offset by a net increase of 59 franchise restaurants during the trailing twelve-month period and an increase in the effective royalty rate in the U.S. The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Franchise revenues in EMEA/APAC increased by $6.8 million, or 18%, to $43.8 million for the three months ended March 31, 2010, compared to the same period in the prior year. This increase was primarily driven by $4.0 million of favorable impact from the movement of currency exchange rates, the net increase in franchise restaurants of 180 during the trailing twelve-month period ended March 31, 2010 and positive franchise comparable sales growth of 1.7% (in constant currencies), reflecting strong performance in markets such as Spain, Turkey, Australia, New Zealand and Korea.
     Latin America franchise revenues increased by $0.5 million, or 5%, to $11.2 million for the three months ended March 31, 2010, compared to the same period in the prior year. The increase was primarily the result of a net increase of 46 franchise restaurants during the trailing twelve-month period ended March 31, 2010 and $0.7 million of favorable impact from the movement of currency exchange rates, partially offset by negative franchise comparable sales growth of 1.4% (in constant currencies). Despite the negative franchise comparable sales growth in Latin America, Brazil and the Southern Cone markets demonstrated strong performance for the three-month period due to better macroeconomic conditions compared to the rest of Latin America.

     Property Revenues
     Total property revenues increased by $1.6 million, or 6%, to $27.8 million for the three months ended March 31, 2010, compared to the same period in the prior year. Total property revenues increased as a result of $0.6 million of favorable impact from the movement of currency exchange rates for the three-month period, and the net effect of changes to our property portfolio, which includes the impact of the refranchising of Company restaurants and opening of new restaurants leased to franchisees. These factors were partially offset by decreased revenues from percentage rents as a result of negative franchise comparable sales in the U.S.
     In the U.S. and Canada, property revenues increased by $2.0 million, or 10%, to $22.2 million for the three months ended March 31, 2010, compared to the same period in the prior year. This increase was primarily due to the net effect of changes to our property portfolio, partially offset by decreased revenues from percentage rent as a result of negative franchise comparable sales growth in the U.S.
     Property revenues in EMEA/APAC decreased by $0.4 million, or 7%, to $5.6 million for the three months ended March 31, 2010, compared to the same period in the prior year, due to a reduction in the number of properties in our portfolio. This decrease was offset by a $0.4 million favorable impact from the movement of currency exchange rates.
     Operating Costs and Expenses
     The Company benefited from decreases in total food, paper and product costs as well as decreases in total payroll and employee benefits costs, both in actual dollars and as a percentage of Company restaurant revenues, for the three months ended March 31, 2010, compared to the same period in the prior year. Total occupancy and other operating costs increased in both actual dollars and as a percentage of Company restaurant revenues for the period.
     Food, paper and product costs
     Total food, paper and product costs decreased by $4.7 million, or 3%, to $138.0 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the impact of negative worldwide Company comparable sales, which resulted in reduced purchasing levels, benefits realized from changes in product specifications in the U.S. and Canada, lower commodity costs in EMEA/APAC and Latin America, increased vendor rebates in the U.S. and Canada and a one time expense recorded in the prior year related to the disposal of toy premium inventory in the U.S. These factors were partially offset by a $4.4 million unfavorable impact from the movement of currency exchange rates, the net increase of 20 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurants from a franchisee in Singapore, and higher beef prices in the U.S., partially offset by lower chicken prices due to favorable contract terms.
     As a percentage of Company restaurant revenues, total food, paper and product costs decreased by 0.4% to 31.4%, during the three months ended March 31, 2010, compared to the same period in the prior year, primarily due to the positive factors noted above as well as the benefits realized from strategic pricing initiatives across all segments. These factors were partially offset by higher beef prices in the U.S. and the negative impact of value promotions on our gross profit percentage. Gross profit percentage is calculated by expressing gross profit as a percentage of revenues.
     In the U.S. and Canada, food, paper and product costs decreased by $6.2 million, or 6%, to $99.5 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the impact of negative Company comparable sales in the U.S., which resulted in reduced purchasing levels, the net reduction of 24 Company restaurants, including the net refranchising of 25 Company restaurants, during the trailing twelve-month period ended March 31, 2010, benefits realized from changes in product specifications, increased vendor rebates and a one time expense recorded in the prior year related to the disposal of toy premium inventory in the U.S. These factors were partially offset by the unfavorable impact from the movement of currency exchange rates in Canada of $1.8 million and higher beef prices in the U.S., partially offset by lower chicken prices due to favorable contract terms.
     Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues remained relatively unchanged at 32.1%. The positive factors noted above and the benefits realized from strategic pricing initiatives were largely offset by higher beef prices and the negative impact of the $1 1/4 lb. Double Cheeseburger promotion in the U.S. on our gross profit percentage. However, this negative impact was mitigated to some extent by the return to a more balanced product mix with the February launch of the Steakhouse XT™ burger line in the U.S.

     The cost of our U.S. food basket is expected to increase in the fourth quarter of fiscal 2010 compared to the same period in the prior year, primarily driven by higher beef prices, which is expected to be partially offset by lower chicken prices due to favorable contract terms.
     In EMEA/APAC, food, paper and product costs increased by $1.1 million, or 4%, to $32.9 million for the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the unfavorable impact from the movement of currency exchange rates of $2.0 million, primarily in EMEA, and the net increase of 37 Company restaurants during the trailing twelve-month period ended March 31, 2010. These factors were partially offset by the impact of negative Company comparable sales growth, primarily in Germany and the U.K., which resulted in reduced purchasing levels, and lower commodity prices in the U.K. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.8% to 28.8%, primarily due to the benefits realized from strategic pricing initiatives and lower commodity prices in the U.K.
     In Latin America, food, paper and product costs increased by $0.4 million, or 8%, to $5.6 million for the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the unfavorable impact from the movement of currency exchange rates of $0.6 million, and a net increase of seven Company restaurants during the twelve months ended March 31, 2010. These increases were partially offset by the impact of negative Company comparable sales growth in Mexico, which resulted in reduced purchasing levels, and decreases in commodity prices. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 2.2% to 37.8%, primarily as a result of the decrease in commodity costs as noted above and the benefits realized from strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs decreased by $5.6 million, or 4%, to $138.2 million during the three months ended March 31, 2010, compared to the same period in the prior year. This decrease was primarily due to efficiencies gained from improvements in variable labor controls in the U.S., partially offset by a $4.4 million unfavorable impact from the movement of currency exchange rates and the net increase of 20 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurants from a franchisee in Singapore.
     As a percentage of Company restaurant revenues, total payroll and employee benefits costs decreased by 0.5% to 31.5%, with the benefits realized from strategic pricing initiatives and improvements in variable labor controls and scheduling in our U.S. restaurants, partially offset by the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales across all segments as well as the adverse impact of value promotions, primarily in the U.S.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $8.1 million, or 8%, to $97.3 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily due to improvements in variable labor controls and scheduling in our U.S. restaurants and the net reduction of 24 Company restaurants, including the net refranchising of 25 Company restaurants, during the trailing twelve months ended March 31, 2010. These factors were partially offset by a $1.8 million unfavorable impact from the movement of currency exchange rates in Canada. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 0.8% to 31.4%, with the benefits realized from improvements in variable labor controls and scheduling in our U.S. restaurants, partially offset by the adverse impact of sales deleverage and value promotions on our fixed labor costs.
     In EMEA/APAC, payroll and employee benefits costs increased by $2.3 million, or 6%, to $39.1 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $2.4 million unfavorable impact from the movement of currency exchange rates and the net increase of 37 Company restaurants, including the acquisition of 35 restaurants from a franchisee in Singapore, during the trailing twelve-month period ended March 31, 2010. As a percentage of Company restaurant revenues, payroll and employee benefit costs increased by 0.2% to 34.2% primarily as a result of the adverse impact of sales deleverage on our fixed labor costs, primarily in EMEA.
     There was no significant change in payroll and employee benefits costs in Latin America during the three months ended March 31, 2010 compared to the same period in the prior year.

     Occupancy and other operating costs
     Total occupancy and other operating costs increased by $3.3 million, or 3%, to $113.3 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily from a $4.1 million unfavorable impact from the movement of currency exchange rates, the net increase of 20 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurants from a franchisee in Singapore, higher depreciation expense due to a higher depreciable asset base over the prior year and increased repair and maintenance costs in EMEA/APAC. These factors were partially offset by lower utility costs and a favorable adjustment to the self-insurance reserve in the U.S. and Canada.
     As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 1.3% to 25.8% during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the increased depreciation expense and repair and maintenance costs noted above, as well as the adverse impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales across all segments.
     In the U.S. and Canada, occupancy and other operating costs decreased by $2.1 million, or 3%, to $73.3 million during the three months ended March 31, 2010, compared to the same period in the prior year. This decrease was primarily driven by the net reduction of 24 Company restaurants, including the net refranchising of 25 Company restaurants, during the trailing twelve months ended March 31, 2010, a favorable adjustment to the self-insurance reserve and lower utility costs. These factors were partially offset by a $1.4 million unfavorable impact from the movement of currency exchange rates in Canada and higher depreciation expense due to a higher depreciable asset base over the prior year related to our POS system rollout and restaurant reimaging program. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.7% to 23.6%, primarily as a result of the increased depreciation expense noted above and the adverse impact of sales deleverage on our fixed occupancy and other operating costs, partially offset by a favorable adjustment to the self-insurance reserve as noted above and lower utility costs.
     In EMEA/APAC, occupancy and other operating costs increased by $4.2 million, or 14%, to $35.4 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily due to a $2.2 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA, the net increase of 37 Company restaurants, including the acquisition of 35 restaurants from a franchisee in Singapore, increased repair and maintenance costs, primarily in Germany, and a non-recurring benefit realized from a lease termination recorded in the prior year. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 2.1% to 30.9%, primarily due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs.
     In Latin America, occupancy and other operating costs increased by $1.2 million, or 35%, to $4.6 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily attributable to a $0.5 million unfavorable impact from the movement of currency exchange rates, and the net increase of seven Company restaurants during the twelve months ended March 31, 2010. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 3.4% to 31.1%, primarily as a result of the negative impact of sales deleverage on our fixed occupancy and other operating costs, higher utility costs and higher depreciation expense from new restaurants.
     Selling, general and administrative expenses
     Selling expenses decreased by $0.9 million, or 4%, to $21.6 million for the three months ended March 31, 2010, compared to the same period in the prior year, primarily due to a $1.9 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower sales at our Company restaurants. This decrease was offset by a $0.6 million unfavorable impact from the movement of currency exchange rates.
     General and administrative expenses increased by $3.0 million, or 3%, to $96.2 million for the three months ended March 31, 2010, largely driven by the unfavorable impact from the movement of currency exchange rates of $3.1 million and higher depreciation expense of $0.8 million due to a higher depreciable asset base compared to the prior year. These items were partially offset by miscellaneous cost reductions and bad debt recoveries.

     Property Expenses
     Total property expenses increased by $1.8 million, or 13%, to $15.2 million for the three months ended March 31, 2010, compared to the same period in the prior year, primarily attributable to a $0.5 million unfavorable impact from the movement of currency exchange rates and increased rent expense resulting from the net effect of changes to our property portfolio in the U.S. These factors were partially offset by decreased rent expense from a reduction in the number of properties leased to franchisees in EMEA.
     Other operating (income) expense, net
     Other operating income, net, for the three months ended March 31, 2010 of $4.5 million includes $3.2 million of net gains related to the disposal of property and expenses arising from restaurant closures, net gains of $1.3 million related to the remeasurement of foreign denominated assets and the impact related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets, and $0.6 million of net gains from the settling of transactions denominated in foreign currencies.
     Other operating income, net, for the three months ended March 31, 2009 of $1.3 million includes a $3.5 million gain from the refranchising of Company restaurants in the U.S. and Canada, partially offset by $1.9 million of net expense related to the remeasurement of foreign denominated assets and the impact related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets.
     Income from Operations

	Three Months Ended
	March 31,
	2010	2009
Income from Operations:
U.S. & Canada	$85.8	$88.2
EMEA/APAC	16.6	11.0
Latin America	8.5	7.0
Unallocated	(32.0)	(30.6)

Total income from operations	$78.9	$75.6

     Income from operations increased by $3.3 million, or 4%, to $78.9 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $5.0 million increase in franchise revenues and a $3.2 million increase in other operating income, net. These factors were partially offset by a $2.1 million increase in selling, general and administrative expenses and a $2.6 million decrease in Company restaurant margin. (See Note 15 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the three months ended March 31, 2010, the favorable impact on revenues from the movement of currency exchange rates was partially offset by the unfavorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net favorable impact on income from operations of $2.6 million.
     In the U.S. and Canada, income from operations decreased by $2.4 million, or 3%, to $85.8 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $1.3 million and a decrease in franchise revenues of $2.3 million. These factors were partially offset by an increase in other operating income, net of $1.5 million, and a decrease in selling, general and administrative expenses of $1.2 million. The impact from the movement of currency exchange rates was not significant.
     In EMEA/APAC, income from operations increased by $5.6 million, or 51%, to $16.6 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $6.8 million increase in franchise revenues, and a $1.4 million increase in other operating income, net, partially offset by a decrease in Company restaurant margin of $1.4 million and a $1.5 million increase in selling, general and administrative expenses. The increase also reflects $1.9 million of favorable impact from the movement of currency exchange rates.

     Due to challenging economic conditions in Germany, we assessed the recoverability of our long-lived assets in each operating market in Germany during the quarter ended March 31, 2010. Based on the results of our recoverability test, the undiscounted estimated future cash flows exceeded the net book value of the related assets in each operating market and no impairment was recorded.
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
     In Latin America, income from operations increased by $1.5 million, or 21%, to $8.5 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $0.5 million increase in franchise revenues, a $0.3 decrease in other operating expense, net, and an increase in Company restaurant margin of $0.1 million, partially offset by a $0.5 million increase in selling, general and administrative expenses. The increase also reflects $0.6 million of favorable impact from the movement of currency exchange rates.
     Our unallocated corporate expenses increased by $1.4 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of an increase in employee incentives and benefits of $1.1 million and increased depreciation expense of $0.8 million, partially offset by a $0.5 million decrease in professional fees.
     Interest Expense, net
     Interest expense, net decreased by $0.7 million during the three months ended March 31, 2010, compared to the same period in the prior year, reflecting a decrease in borrowings and rates paid on borrowings during the period. The weighted average interest rates for the three months ended March 31, 2010 and 2009 were 4.7% and 4.8% respectively, which included the impact of interest rate swaps on 73% and 68% of our term debt, respectively.
     Income Tax Expense
     Income tax expense was $26.0 million for the three months ended March 31, 2010, resulting in an effective tax rate of 38.8%, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations. Income tax expense was $15.9 million for the three months ended March 31, 2009, resulting in an effective tax rate of 25.2%, primarily due to the resolution of tax audits.
     Net Income
     Our net income decreased by $6.1 million, or 13%, to $41.0 million during the three months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $10.1 million increase in income tax expense, a decrease in Company restaurant margin of $2.6 million and a $2.1 million increase in selling, general and administrative expenses. These factors were partially offset by an increase in franchise revenues of $5.0 million and an increase of $3.2 million in other operating income, net.

Results of Operations for the Nine Months Ended March 31, 2010 and 2009
     The following table presents our results of operations for the nine months ended March 31, 2010 and 2009:

	For the Nine Months Ended March 31,
	2010	2009
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$1,385.2	$1,418.9	(2)%
Franchise revenues	408.9	404.5	1%
Property revenues	85.1	84.1	1%

Total revenues	1,879.2	1,907.5	(1)%
Company restaurant expenses	1,209.1	1,239.6	(2)%
Selling, general and administrative expenses (1)	374.7	366.2	2%
Property expenses	44.7	42.1	6%
Other operating (income) expense, net (1)	0.6	7.9	NM

Total operating costs and expenses	1,629.1	1,655.8	(2)%

Income from operations	250.1	251.7	(1)%
Interest expense	37.4	44.2	(15)%
Interest income	(0.8)	(2.2)	(64)%

Interest expense, net	36.6	42.0	(13)%
Income before income taxes	213.5	209.7	2%
Income tax expense	75.7	68.5	11%

Net income	$137.8	$141.2	(2)%

Earnings per share — basic	$1.02	$1.05	(3)%
Earnings per share — diluted	$1.00	$1.03	(3)%
Weighted average shares — basic	135.6	134.8
Weighted average shares — diluted	137.4	136.8

(1)	Certain prior year amounts have been reclassified from other operating (income) expense, net to general and administrative expenses.
     Revenues
     Company restaurant revenues
     Total Company restaurant revenues decreased by $33.7 million, or 2%, to $1,385.2 million for the nine months ended March 31, 2010, compared to the same period in the prior year, primarily due to negative worldwide Company comparable sales of 2.6% (in constant currencies). This decrease was partially offset by $15.6 million of favorable impact from the movement of currency exchange rates and the net increase in Company restaurant count, primarily due to the acquisition of 35 franchise restaurants in Singapore.
     In the U.S. and Canada, Company restaurant revenues decreased by $34.1 million, or 3%, to $967.0 million for the nine months ended March 31, 2010, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 2.7% (in constant currencies), primarily driven by negative Company comparable sales in the U.S., partially offset by positive Company comparable sales in Canada. Company restaurant revenues were also adversely impacted by a net decrease of 24 Company restaurants during the trailing twelve-month period, including the net refranchising of 25 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by $8.0 million of favorable impact from the movement of currency exchange rates in Canada.
     Company restaurant revenues in EMEA/APAC remained relatively unchanged at $372.9 million for the nine months ended March 31, 2010, compared to the same period in the prior year, due to negative Company comparable sales growth in EMEA/APAC of 2.0% (in constant currencies), primarily driven by negative Company comparable sales in Germany and the U.K., partially offset by positive Company comparable sales growth in Spain and U.K. This decrease was offset by $10.2 million of favorable impact from the movement of currency exchange rates and the net increase of 37 Company restaurants during the trailing twelve-month period.
     During the nine months ended March 31, 2010, Company restaurant revenues in Latin America decreased by $1.2 million, or 3%, to $45.3 million compared to the same period in the prior year, primarily due to negative Company comparable sales of 5.2% (in constant currencies) and $2.6 million of unfavorable impact from the movement of currency exchange rates, partially offset by a net increase of seven Company restaurants during the trailing twelve-month period.
     Franchise revenues
     Total franchise revenues increased by $4.4 million, or 1%, to $408.9 million for the nine months ended March 31, 2010, compared to the same period in the prior year. Total franchise revenues increased as a result of $5.5 million of favorable impact from the movement of currency exchange rates, the net increase in franchise restaurant count and a higher effective royalty rate in the U.S. partially offset by the unfavorable impact of negative worldwide franchise comparable sales of 2.9% (in constant currencies).
     In the U.S. and Canada, franchise revenues decreased by $7.3 million, or 3%, to $233.7 million for the nine months ended March 31, 2010, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 4.9% (in constant currencies), primarily driven by negative franchise comparable sales in the U.S., partially offset by positive franchise comparable sales in Canada. These factors were partially offset by a net increase of 59 franchise restaurants during the trailing twelve-month period and an increase in the effective royalty rate in the U.S. The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Franchise revenues in EMEA/APAC increased by $12.8 million, or 10%, to $140.4 million for the nine months ended March 31, 2010, compared to the same period in the prior year. This increase was primarily driven by $4.9 million of favorable impact from the movement of currency exchange rates, the net increase in franchise restaurants of 180 during the trailing twelve-month period ended March 31, 2010 and positive franchise comparable sales growth of 1.4% (in constant currencies), reflecting strong performance in markets such as Spain, Turkey, Australia, New Zealand and Korea.
     During the nine months ended March 31, 2010, franchise revenues in Latin America decreased by $1.1 million, or 3%, to $34.8 million, compared to the same period in the prior year, primarily the result of negative franchise comparable sales growth of 2.8% (in constant currencies). These factors were partially offset by the net increase in franchise restaurants during the trailing twelve-month period and a $0.2 million favorable impact from the movement of currency exchange rates.
     Property Revenues
     Total property revenues increased by $1.0 million, or 1%, to $85.1 million for the nine months ended March 31, 2010, compared to the same period in the prior year. Total property revenues increased as a result of $0.3 million of favorable impact from the movement of currency exchange rates for the nine month period, and the net effect of changes to our property portfolio, which includes the impact of the refranchising of Company restaurants and opening of new restaurants leased to franchisees. These factors were partially offset by decreased revenues from percentage rents as a result of negative franchise comparable sales in the U.S.
     In the U.S. and Canada, property revenues increased by $2.6 million, or 4%, to $67.6 million for the nine months ended March 31, 2010, compared to the same period in the prior year. This increase was primarily due to the net effect of changes to our property portfolio, partially offset by decreased revenues from percentage rents as a result of negative franchise comparable sales growth.

     Property revenues in EMEA/APAC decreased by $1.6 million, or 8%, to $17.5 million for the nine months ended March 31, 2010, compared to the same period in the prior year, due to a reduction in the number of properties in our portfolio. The impact from the movement of currency exchange rates was not significant for the nine-month period.
Operating Costs and Expenses
     The Company benefited from decreases in total food, paper and product costs, both in actual dollars and as a percentage of Company restaurant revenues, for the nine months ended March 31, 2010, compared to the same period in the prior year. In addition, total payroll and employee benefits costs also decreased, both in actual dollars and as a percentage of Company restaurant revenues, for the period primarily due to improvements in variable labor controls and scheduling in our U.S. restaurants. Although total occupancy and other operating costs also decreased in actual dollars for the period, these costs increased as a percentage of Company restaurant revenues primarily due to the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales across all segments.
     Food, paper and product costs
          Total food, paper and product costs decreased by $19.1 million, or 4%, to $437.8 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the impact of negative worldwide Company comparable sales growth, which resulted in reduced purchasing levels, benefits realized from changes in product specifications in the U.S. and Canada, lower commodity costs in the U.S. and Canada for the first two quarters of fiscal 2010 and increased vendor rebates in the U.S. and Canada. These factors were partially offset by the unfavorable impact from the movement of currency exchange rates of $4.4 million, a net increase of 20 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurants from a franchisee in Singapore, and higher commodity costs in EMEA/APAC and Latin America during the first two quarters of fiscal 2010. In Canada, Mexico and the U.K., our suppliers purchase goods in currencies other than the local currency in which they operate and pass on all, or a portion of the currency exchange impact to us. We refer to this as the negative currency exchange impact of cross border purchases, which contributed to the increase in our food, paper and product costs in Mexico and the U.K.
     As a percentage of Company restaurant revenues, total food, paper and product costs decreased by 0.6% to 31.6% during the nine month period, primarily due to the positive factors noted above as well as the benefits realized from strategic pricing initiatives across all segments. These decreases were partially offset by the negative impact of value promotions on our gross profit percentage.
     In the U.S. and Canada, food, paper and product costs decreased by $21.0 million, or 6% to $312.3 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the impact of negative Company comparable sales growth in the U.S., which resulted in reduced purchasing levels, the net reduction of 24 Company restaurants, including the net refranchising of 25 Company restaurants, during the trailing twelve months ended March 31, 2010, benefits realized from changes in product specifications, increased vendor rebates and lower commodity costs during the first two quarters of fiscal 2010. These factors were partially offset by the unfavorable impact from the movement of currency exchange rates in Canada of $2.6 million and higher beef prices during the third quarter of fiscal 2010.
     Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues decreased by 1.0% to 32.3%, primarily due to the positive factors noted above as well as the benefits realized from strategic pricing initiatives, partially offset by the negative impact of the $1 1/4 lb. Double Cheeseburger promotion in the U.S. on our gross profit percentage. However, our gross profit percentage improved during the nine-month period because of strategic pricing initiatives and, in the third quarter, a more balanced product mix in the U.S. with the national launch of the Steakhouse XT™ burger line in February 2010, which mitigated the negative impact of the $1 1/4 lb. Double Cheeseburger promotion on our gross profit percentage.
     In EMEA/APAC, food, paper and product costs increased by $2.1 million, or 2%, to $107.8 million for the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the unfavorable impact from the movement of currency exchange rates of $2.9 million, a net increase of 37 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurants from a franchisee in Singapore, and increases in commodity costs across all markets in the segment during the first two quarters of fiscal 2010, including the negative currency exchange impact of cross border purchases in the

U.K. These factors were partially offset by the impact of negative Company comparable sales growth primarily in Germany, which resulted in reduced purchasing levels. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.3% to 28.9% primarily due to the increases in commodity costs noted above, partially offset by the benefits realized from strategic pricing initiatives, primarily in EMEA.
     In Latin America, food, paper and product costs remained relatively unchanged at $17.7 million for the nine months ended March 31, 2010, compared to the same period in the prior year. The favorable impact from the movement of currency exchange rates of $1.0 million and the impact of negative Company comparable sales growth in Mexico were offset by higher commodity costs during the first two quarters of fiscal 2010, including the negative currency exchange impact of cross border purchases and the indexing by our vendors of local purchases to the U.S. dollar, and a net increase of seven Company restaurants during the twelve months ended March 31, 2010. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.9% to 39.1%, primarily as a result of the higher commodity costs noted above, partially offset by the benefits realized from strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs decreased by $9.7 million, or 2%, to $429.4 million during the nine months ended March 31, 2010, compared to the same period in the prior year. This decrease was primarily due to improvements in variable labor controls and scheduling in our U.S. restaurants, partially offset by the unfavorable impact from the movement of currency exchange rates of $5.8 million and a net increase of 20 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurant from a franchisee in Singapore.
     As a percentage of Company restaurant revenues, total payroll and employee benefits costs remained relatively unchanged during the nine month period at 31.0%. The adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales across all segments was offset by the improvements in variable labor controls and scheduling in our U.S. restaurants as noted above.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $11.5 million, or 4%, to $300.8 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of the net reduction of 24 Company restaurants, including the net refranchising of 25 Company restaurants, during the trailing twelve-months ended March 31, 2010 and improvements in variable labor controls and scheduling in our U.S. restaurants. Partially offsetting these decreases was the unfavorable impact from the movement of currency exchange rates of $2.6 million in Canada and minimum wage increases in certain U.S. markets. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 0.1% to 31.1% primarily as a result of the improvements in variable labor controls and scheduling in our U.S. restaurants, partially offset by the adverse impact of sales deleverage on our fixed labor costs.
     In EMEA/APAC, payroll and employee benefits costs increased by $1.8 million, or 2%, to $123.0 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $3.5 million unfavorable impact from the movement of currency exchange rates, mostly in EMEA and a net increase of 37 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurants from a franchisee in Singapore. Partially offsetting these increases were decreased labor costs in EMEA, primarily due to the refranchising of six Company restaurants in Germany during the fourth quarter of fiscal 2009. As a percentage of Company restaurant revenues, payroll and employee benefit costs increased by 0.3% to 33%, primarily due to the benefits realized from strategic pricing initiatives primarily in EMEA, partially offset by the adverse impact of sales deleverage on our fixed labor costs due to negative comparable sales in Germany.
     There was no significant change in payroll and employee benefits costs in Latin America during the nine months ended March 31, 2010 compared to the same period in the prior year.
     Occupancy and other operating costs
     Total occupancy and other operating costs decreased by $1.7 million, or 1%, to $341.9 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of favorable adjustments to the self-insurance reserve in the U.S. and Canada, lower utility costs, and the non-recurrence of start-up expenses associated with the acquisition of franchise restaurants in the U.S. recorded in the prior year. These decreases were partially offset by a $4.2 million unfavorable impact from the movement of currency exchange rates, a net increase of 20 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurants from a franchisee in Singapore and increased start-up expenses related to new restaurant openings in EMEA/APAC.
     As a percentage of Company restaurant revenues, occupancy and other operating costs increased during the nine month period by 0.5% to 24.7%, primarily as a result of the adverse impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales across all segments. This increase was partially offset by the benefits realized from favorable adjustments to the self-insurance reserve in the U.S. and Canada, lower utility costs and the non-recurrence of acquisition start-up expenses referred to above.
     In the U.S. and Canada, occupancy and other operating costs decreased by $9.2 million, or 4%, to $221.2 million during the nine months ended March 31, 2010, compared to the same period in the prior year. This decrease was primarily driven by a net reduction of 24 Company restaurants, including the net refranchising of 25 Company restaurants, during the trailing twelve months ended March 31, 2010, favorable adjustments to the self-insurance reserve in the U.S., lower utility costs and the non-recurrence of acquisition start-up expenses referred to above. These factors were partially offset by increased depreciation expense due to a higher depreciable asset base over the prior year and $2.0 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 22.9%, primarily as a result of the benefits realized from adjustments to our self-insurance reserve, lower utility and start-up expenses, offset by the adverse impact of sales deleverage on our fixed occupancy and other operating costs.
     In EMEA/APAC, occupancy and other operating costs increased by $7.2 million, or 7%, to $107.5 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily due to a $2.9 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA, a net increase of 37 Company restaurants during the twelve months ended March 31, 2010, including the acquisition of 35 restaurants from a franchisee in Singapore, an increase in start-up expenses related to new restaurant openings and higher repair and maintenance costs, primarily in Germany. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.9% to 28.8%, primarily due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs as well as increased start-up expenses and higher repair and maintenance costs as noted above.
     In Latin America, occupancy and other operating costs increased by $0.3 million, or 2%, to $13.2 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily attributable to a net increase of seven Company restaurants during the twelve months ended March 31, 2010, partially offset by $0.7 million of favorable impact from the movement of currency exchange rates, the non-recurrence of accelerated depreciation related to a single Company restaurant closure in the prior year and lower utility costs. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.3% to 29.1% primarily as a result of the negative impact of sales deleverage on our fixed occupancy and other operating costs partially offset by the non-recurrence of accelerated depreciation and lower utility costs.
Selling, general and administrative expenses
     Selling expenses decreased by $1.4 million, or 2%, to $68.7 million for the nine months ended March 31, 2010, compared to the same period in the prior year, primarily due to a $3.1 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower sales at our Company restaurants. Partially offsetting this decrease was an increase of $0.8 million of higher local marketing expenditures aimed at driving incremental sales and a $0.7 million unfavorable impact from the movement of currency exchange rates.
     General and administrative expenses increased by $9.9 million, or 3%, to $306.0 million for the nine months ended March 31, 2010, largely driven by an increase in consulting fees of $6.3 million, primarily related to information technology initiatives, the unfavorable impact from the movement of currency exchange rates of $4.5 million, salary and fringe benefit costs of $3.6 million, incremental depreciation expense of $1.9 million due to a higher depreciable asset base compared to prior year, and share-based compensation of $1.5 million. These items were partially offset by miscellaneous cost savings of $5.3 million and bad debt recoveries of $3.2 million.

     Property Expenses
     Total property expenses increased by $2.6 million, or 6%, to $44.7 million for the nine months ended March 31, 2010, compared to the same period in the prior year, primarily attributable to increased rent expense resulting from the net effect of changes to our property portfolio in the U.S. These factors were partially offset by decreased rent expense from a reduction in the number of properties leased to franchisees in EMEA.
     Other operating (income) expense, net
     Other operating expense, net, for the nine months ended March 31, 2010 of $0.6 million includes a $3.5 million gain related to the refranchising of 12 Company restaurants in the U.S., and net gains of $0.5 million related to the remeasurement of foreign denominated assets and the impact related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets. These gains were partially offset by $2.2 million of net losses related to the disposal of property and expenses arising from restaurant closures, a $2.4 million charge related to consumption tax in EMEA and a $0.7 million contract termination fee.
     Other operating expense, net, for the nine months ended March 31, 2009 of $7.9 million includes $1.5 million of charges associated with the acquisition of franchise restaurants from a large franchisee in the U.S. and $7.5 million of net expense related to the remeasurement of foreign denominated assets and the impact related to the use of foreign currency forward contracts used to hedge the currency exchange impact on such assets. These expenses were partially offset by a $3.5 million gain from the refranchising of Company restaurants in the U.S. and Canada.
     Income from Operations

	Nine Months Ended
	March 31,
	2010	2009
Income from Operations:
U.S. & Canada	$267.1	$262.4
EMEA/APAC	59.4	57.0
Latin America	27.3	26.8
Unallocated	(103.7)	(94.5)

Total income from operations	$250.1	$251.7

     Income from operations decreased by $1.6 million, or 1%, to $250.1 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $8.5 million increase in selling, general and administrative expenses, a reduction in net property revenue of $1.6 million, and a decrease in Company restaurant margin of $3.2 million, partially offset by a $4.4 million increase in franchise revenues and a $7.3 million decrease in other operating expense, net. (See Note 15 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the nine months ended March 31, 2010, the favorable impact on revenues from the movement of currency exchange rates was partially offset by the unfavorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net favorable impact on income from operations of $1.4 million.
     In the U.S. and Canada, income from operations increased by $4.7 million, or 2%, to $267.1 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of an increase in other operating income, net of $8.9 million and an increase in Company restaurant margin of $7.6 million. These factors were partially offset by increase in selling, general and administrative expenses of $1.8 million, a decrease in franchise revenues of $7.3 million and a reduction in net property income of $1.8 million. The impact from the movement of currency exchange rates was not significant.

     In EMEA/APAC, income from operations increased by $2.4 million, or 4%, to $59.4 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of an $12.8 million increase in franchise revenues and a $1.5 million decrease in selling, general and administrative expenses, partially offset by decrease in Company restaurant margin of $9.5 million and an increase in other operating expenses, net of $2.2 million. The increase also reflects $1.2 million of favorable impact from the movement of currency exchange rates.
     Due to challenging economic conditions in Germany, we assessed the recoverability of our long-lived assets in each operating market in Germany during the quarter ended March 31, 2010. Based on the results of our recoverability test, the undiscounted estimated future cash flows exceeded the net book value of the related assets in each operating market and no impairment was recorded.
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
     In Latin America, income from operations increased by $0.5 million, or 2%, to $27.3 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $1.0 million decrease in selling, general and administrative expenses and a decrease in other operating expenses, net of $0.5 million partially offset by a decrease in Company restaurant margin of $1.3 million.
     Our unallocated corporate expenses increased by $9.2 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of a $3.2 million increase in consulting fees, primarily related to information technology initiatives, a $1.6 million increase in share-based compensation expense, a $1.5 million increase in depreciation expense for corporate assets and increased employee benefits and severance expense of $1.5 million, partially offset by a $1.0 million reduction in accrued incentive compensation.
Interest Expense, net
     Interest expense, net decreased by $5.4 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the nine months ended March 31, 2010 and 2009 were 4.6% and 5.2% respectively, which included the impact of interest rate swaps on 72% and 70% of our term debt, respectively.
Income Tax Expense
     Income tax expense was $75.7 million for the nine months ended March 31, 2010, resulting in an effective tax rate of 35.5%, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations. Income tax expense was $68.5 million for the nine months ended March 31, 2009, resulting in an effective tax rate of 32.7%, primarily due to currency fluctuations, the current mix of income from multiple tax jurisdictions and the resolution of tax audits.
Net Income
     Our net income decreased by $3.4 million, or 2%, to $137.8 million during the nine months ended March 31, 2010, compared to the same period in the prior year, primarily as a result of an $8.5 million increase in selling, general and administrative expenses, a $7.2 million increase in income tax expense the benefit, a decrease in Company restaurant margin of $3.2 million and a reduction in net property revenue of $1.6 million. These factors were partially offset by a decrease of $7.3 million in other operating expense, net, a $5.4 million decrease in interest expense, net and an increase in franchise revenues of $4.4 million.

Liquidity and Capital Resources
     Overview
     Cash provided by operations was $199.3 million during the nine months ended March 31, 2010, compared to $211.4 million during the nine months ended March 31, 2009.
     During the nine months ended March 31, 2010, we borrowed and repaid $38.5 million under our revolving credit facility. We also repaid $46.9 million of our Term Loan A debt. The maturity dates of Term Loan A, Term Loan B-1 and any amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively. Our leverage ratio, as defined by our credit agreement, was 1.6x and 1.7x as of March 31, 2010 and June 30, 2009. The weighted average interest rate for the nine months ended March 31, 2010 and 2009 was 4.6% and 5.2%, respectively, which included the impact of interest rate swaps on 72% and 70% of our term debt, respectively.
     We declared and paid three quarterly dividends of $0.0625 per share of common stock during the nine months ended March 31, 2010, resulting in $25.6 million of cash payments to shareholders of record.
     We had cash and cash equivalents of $158.1 million as of March 31, 2010. In addition, as of March 31, 2010, we had a borrowing capacity of $119.4 million under our $150.0 million revolving credit facility.
     We expect that cash on hand, cash flow from operations and our borrowing capacity under our revolving credit facility will allow us to meet cash requirements, including capital expenditures, tax payments, dividends and debt service payments over the next twelve months and for the foreseeable future.
     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $199.3 million during the nine months ended March 31, 2010, compared to cash provided by operating activities of $211.4 million during the nine months ended March 31, 2009. The $199.3 million provided during the nine months ended March 31, 2010 includes net income of $137.8 million, including non-cash items such as $79.9 million of depreciation and amortization, $13.0 million of share-based compensation, and a $14.1 million loss on the re-measurement of foreign denominated transactions, partially offset by a $5.8 million in gains on refranchising and asset dispositions. In addition, cash provided by operating activities was offset by a usage of cash from a change in working capital of $37.1 million. The $211.4 million provided during the nine months ended March 31, 2009 includes net income of $141.2 million, including non-cash items such as a $77.1 million loss on the re-measurement of foreign denominated transactions, offset by a usage of cash from a change in working capital of $50.7 million.
     Investing Activities
     Cash used for investing activities was $84.9 million during the nine months ended March 31, 2010 and $170.8 million during the nine months ended March 31, 2009. The $84.9 million cash usage during the nine months ended March 31, 2010 includes $90.1 million of payments for property and equipment and $13.6 million used for acquisitions of franchise restaurants, partially offset by $10.0 million cash received from refranchisings, asset dispositions and restaurant closures, $6.1 million from return of investment on direct financing leases and $2.7 million from other investing activities. The $170.8 million cash usage during the nine months ended March 31, 2009 includes $67.5 million used for acquisitions of franchise restaurants, $124.6 million of payments for property and equipment and $4.4 million for other investing activities, partially offset by $19.8 million from asset dispositions and restaurant closures and $5.9 million from return of investment on direct financing leases.
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

Other capital expenditures include investments in information technology systems and corporate facilities. The following table presents capital expenditures by type of expenditure:

	For the
	Nine Months Ended
	March 31,
	2010	2009
	(In millions)
New restaurants	$24.5	$38.8
Existing restaurants	53.5	71.7
Other, including corporate	12.1	14.1

Total	$90.1	$124.6

     We expect capital expenditures of approximately $150 million to $175 million in fiscal 2010 to develop new restaurants, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, to fund operational initiatives in our restaurants and for other corporate expenditures.
     Financing Activities
     Cash used by financing activities was $73.9 million during the nine months ended March 31, 2010, compared to $53.3 million cash provided during the nine months ended March 31, 2009. Cash used by financing activities during the nine months ended March 31, 2010 primarily consisted of principal repayments of $38.5 million under our revolving credit facility, $46.9 million of payments under our Term Loan A debt, repayments of capital leases of $3.8 million, three quarterly cash dividend payments totaling $25.6 million and the repurchase of common stock of $2.4 million primarily in connection with the settlement of PBRS granted in August 2006, offset by $38.5 million in proceeds from borrowings under the revolving credit facility, $2.0 million of excess tax benefits from exercises of stock options and settlement of PBRS and $2.8 million in proceeds from stock option exercises. Cash used by financing activities during the nine months ended March 31, 2009 primarily consisted of principal repayments on the revolving credit facility of $104.4 million, repayments of capital leases of $3.7 million, three quarterly cash dividend payments totaling $25.4 million and the repurchase of common stock of $20.0 million, partially offset by $94.4 million in proceeds from borrowings under the revolving credit facility, $3.5 million of excess tax benefits from share-based compensation and $2.4 million in proceeds from stock option exercises.
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
Market Risk
     There were no material changes during the nine months ended March 31, 2010 to the disclosures made in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, except as noted below.
     We have entered into foreign currency forward contracts intended to economically hedge our income statement exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in Euros but are also denominated in British Pounds, Canadian Dollars and Singapore Dollar. Fluctuations in the value of these forward contracts are recognized in our condensed consolidated statements of income as incurred. However, the fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk that they are intended to hedge, which is also reflected in our condensed consolidated statements of income. As of March 31, 2010, we had foreign currency forward contracts to hedge the net U.S. dollar equivalent of $388.6 million of intercompany loans and foreign currency-denominated assets. This U.S. dollar equivalent by currency is as follows: $302.0 million in Euros; $48.3 million in British Pounds; $22.6 million in Canadian Dollars; and $15.7 million in Singapore Dollar.
     We have also entered into foreign currency forward contracts to hedge our exposure to fluctuations in exchange rates associated with the receipt of forecasted foreign-denominated royalty cash flows. These forward contracts are denominated in Canadian Dollars and Australian Dollars. We have designated these forward contracts as cash flow hedges; as a result, the change in fair value of these forward contracts are recognized in stockholders’ equity until the forecasted foreign-denominated royalties are recognized as income in our consolidated statements of income, and the related foreign-denominated royalty receivable is settled in the following month, at which time the applicable portion of the fair value of the forward contract is reclassified from stockholders’ equity to our condensed consolidated statements of income. At March 31, 2010, we had foreign currency forward contracts to hedge the U.S. dollar equivalent of $1.0 million in Australian Dollars and $0.5 million in Canadian Dollars of forecasted foreign-denominated royalty cash flows.
     We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties based on credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty.
     As of March 31, 2010, we had interest rate swaps with an aggregate notional value of $575.0 million that qualify as cash flow hedges. A 1% change in interest rates on our existing debt of $771.2 million would result in an increase or decrease in interest expense of approximately $1.9 million in a given year, as we have hedged $575.0 million of our future interest payments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our beliefs and expectations regarding our restaurant ownership mix and the ability of our franchisees to fund the capital required to grow and maintain our system; our beliefs and expectations regarding our intention to focus on sales growth and restaurant profitability and expand our large international platform; our expectations regarding restaurant openings/closures; our intention to accelerate new restaurant development and expansion; our intention to continue to employ innovative marketing strategies and offer superior value and quality; our ability to use proactive portfolio management to drive financial performance and development; our expectations regarding the shift in our product mix and our ability to mitigate the impact of this product shift with our barbell menu strategy; our expectations regarding the cost of our U.S. food basket in the fourth quarter of fiscal 2010; our estimates regarding our liquidity, capital expenditures in fiscal year 2010 and sources of both, and our ability to fund our future operations, obligations and strategic initiatives; our assumptions and expectations regarding the recoverability of long-lived assets in Germany; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of our hedging contracts on our income statements during fiscal year 2010; our expectations regarding unrecognized tax benefits; and our expectations regarding the impact of new accounting pronouncements. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, higher unemployment rates, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer preferences, and the impact of negative sales and traffic on our business, including the risk that we will be required to incur non-cash impairment or other charges that reduce our earnings;

•	Risks related to adverse weather conditions and other uncontrollable events, and the impact of such events on our operating results;

•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our international growth strategy and risks related to our international operations;

•	Risks arising from the significant and rapid fluctuations in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Risks related to continued losses in our German business, including the potential for an impairment of our long-lived assets and a valuation allowance on a portion of our deferred tax asset balance, which would have a negative impact on our future effective income tax rate, operating results and financial condition;

•	Our ability and the ability of our franchisees to manage increases in operating costs, including future mandated health care costs, if we or our franchisees choose not to pass, or cannot pass, these increased costs on to our guests;

•	Our relationship with, and the success of, our franchisees;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to franchisee financial distress due to issues arising with their Burger King® restaurants or losses from other businesses, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents and increased exposure to third parties, such as landlords;

•	The ability of our franchisees to refinance their business or to obtain new financing for development, restaurant remodels and equipment initiatives on acceptable terms or at all, and the strength of the financial institutions that have historically provided financing to franchisees;

•	Risks related to disruptions and catastrophic events, including disruption in the financial markets, war, terrorism and other international conflicts, public health issues such as the H1N1 flu pandemic, and natural disasters, and the impact of such events on our operating results;

•	Risks related to food safety, including foodborne illness and food tampering, and the safety of toys and other promotional items available in our restaurants;

•	Risks related to the loss of any of our major distributors, particularly in those international markets where we have a single distributor, and interruptions in the supply, or increases in the cost, of necessary products to us due to adverse weather and climate conditions or otherwise;

•	Our ability to execute on our reimaging program in the U.S. and Canada to increase sales and profitability and our ability to successfully execute our portfolio management strategy;

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our senior credit facility;

•	Risks related to the ability of counterparties to our secured credit facility, interest rate swaps and foreign currency forward contracts to fulfill their commitments and/or obligations;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Our ability to continue to extend our hours of operation, at least in the U.S. and Canada, to capture a larger share of both the breakfast and late night dayparts;

•	Changes in consumer perceptions of dietary health and food safety and negative publicity relating to our products;

•	Our ability to retain or replace executive officers and key members of management with qualified personnel;

•	Risks related to changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and continued losses in certain international Company restaurant markets that could trigger a valuation allowance or negatively impact our ability to utilize foreign tax credits to offset our U.S. income taxes;

•	Risks related to the reasonableness of our tax estimates, including sales, excise, GST, VAT and other taxes;

•	Our ability to realize our expected tax benefits from the realignment of our European and Asian businesses;

•	Our ability to manage changing labor conditions in the U.S. and internationally;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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

Part II — Other Information
Item 1. Legal Proceedings
     Castenada v. Burger King Corp. and Burger King Holdings, Inc., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 92 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle this lawsuit with respect to the 10 restaurants by agreeing to pay $7.5 million, with the Company funding $2.5 million and the balance funded by the Company’s insurer. The insurer will also reimburse the Company for $1.5 million in legal and consulting fees. The settlement is subject to final court approval. In April 2010, the Company received a demand from the law firm representing the plaintiffs in the class action lawsuit, notifying the Company that the firm was prepared to bring a class action covering the other 82 restaurants. If a lawsuit is filed, the Company intends to vigorously defend against all claims in the lawsuit, but the Company is unable to predict the ultimate outcome of this litigation.
     National Franchisee Association v. Burger King Corporation and The Coca-Cola Company, No. 09 CV 939 W NLS and National Franchisee Association v. Burger King Corporation and Dr Pepper Snapple Group f/k/a Dr Pepper/Seven Up, Inc., Case No. 09 CV 939 W NLS (U.S. District Court for the Southern District of California). The National Franchisee Association, Inc. filed these two class action lawsuits on May 4, 2009, claiming to represent Burger King franchisees and alleging that BKC, The Coca-Cola Company and Dr Pepper Snapple Group had no right to amend their existing supply agreements to reduce certain payments, known as “restaurant operating funds”, to Burger King restaurants without the franchisees’ consent. In February 2010, the Company and a group of franchisees formed a task force to resolve the dispute. The task force came to a marketing solution that rendered the cases moot, and the parties dismissed the lawsuits.
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on August 27, 2009, as supplemented by Item 1A of Part II of our Quarterly Report for the three months ended September 30, 2009 filed on November 2, 2009 and our Quarterly Report for the three months ended December 31, 2009 filed on February 5, 2010, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.. We encourage you to read these risk factors in their entirety.
Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Item 5.02(e)
Effective April 1, 2010, Burger King Corporation (“BKC”) entered into an Amended and Restated Employment Agreement with John W. Chidsey, the Company’s Chairman and Chief Executive Officer (the “New Employment Agreement”). The New Employment Agreement includes certain amendments to the Amended and Restated Employment Agreement dated as of December 16, 2008 between BKC and Mr. Chidsey primarily to comply with Section 162(m) of the Internal Revenue Code (the “Code”), as follows: (i) in the event of a change in control (as defined in the New Employment Agreement) of the Company, the Company performance goals applicable to performance-based restricted stock or any other equity-based award that is intended to qualify as “qualified performance-based compensation” (within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder) will be deemed to be met at the target level as of the effective date of the change in control, (ii) as previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2009 filed on February 5, 2010, Mr. Chidsey’s annual perquisite allowance was increased by $13,500 (from $50,000 to $63,500), and (iii) the severance calculation in the event Mr. Chidsey’s employment is terminated without cause or he terminates his employment with good reason or due to his death or disability (as such terms are defined in the New Employment Agreement) will be an amount equal to four times his annual base salary plus two times his annual perquisite allowance (or six times his annual base salary and three times his annual perquisite allowance, if his termination occurs after a change in control), rather than an amount equal to two times his annual base salary, annual perquisite allowance and target annual cash bonus (or three times, if his termination occurs after a change in control of the Company). The foregoing change to the severance calculation was made solely to comply with Section 162 (m) of the Code, and will not result in increased severance compensation since Mr. Chidsey’s target annual cash bonus is 100% of his annual base salary. All other material items of Mr. Chidsey’s prior Employment Agreement remained the same.
A copy of the Amended and Restated Employment Agreement dated as of April 1, 2010 between Burger King Corporation and John W. Chidsey is filed herewith as Exhibit 10.59.
Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description
10.59	Amended and Restated Employment Agreement dated as of April 1, 2010 between Burger King Corporation and John W. Chidsey

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: April 30, 2010	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial and accounting officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.59	Amended and Restated Employment Agreement dated as of April 1, 2010 between Burger King Corporation and John W. Chidsey

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002