Form 10-K
period 2010-06-30
Burger King Holdings Inc
filed 2010-08-26
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of December 31, 2009 was $1.7 billion.

The number of shares outstanding of the Registrant’s Common Stock as of August 19, 2010 was 135,882,489.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference from Registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which proxy will be filed no later than 120 days after the close of the Registrant’s fiscal year ended June 30, 2010.

BURGER KING HOLDINGS, INC.

2010 FORM 10-K ANNUAL REPORT

Burger King®, Whopper®, Whopper Jr.®, Have It Your Way®, Burger King Bun Halves and Crescent Logo®, BK Burger Shots®, BK® Value Menu, BK® Fresh Apple Fries, BK® Stacker, BK Wrapper®, BK® Breakfast Muffin Sandwich, BK® Kids Meal, Home of the Whopper®, Hungry Jack’s®, BK Positive Steps®, Tendercrisp®, TenderGrill®, Angry Whoppertm, BK Breakfast Shotstm, BK Fusiontm, BKtm Positive Steps, Come Como Reytm, King Dealstm, Long Chickentm, Steakhouse XTtm, Whoppertm Bar, BKtm Fire-Grilled Ribs, BBQtm Stackticon, BKtm Ofertas, BKtm Breakfast Bowl, Stunner Dealstm and Mega Angus XTtm are trademarks of Burger King Corporation. References to fiscal 2010, fiscal 2009 and fiscal 2008 in this Form 10-K are to the fiscal years ended June 30, 2010, 2009 and 2008, respectively, and references to fiscal 2011 are to the fiscal year ending June 30, 2011. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.

In this document, we rely on and refer to information regarding the restaurant industry, the quick service restaurant segment and the fast food hamburger restaurant category that has been prepared by the industry research firm The NPD Group, Inc. (which prepares and disseminates Consumer Reported Eating Share Trends, or CREST data) or compiled from market research reports, analyst reports and other publicly available information. All industry and market data that are not cited as being from a specified source are from internal analysis based upon data available from known sources or other proprietary research and analysis.

All financial information within this document has been rounded to one place past the decimal point.

Item 1.	Business

Overview

Burger King Holdings, Inc. (“we” or the “Company”) is a Delaware corporation formed on July 23, 2002. Our restaurant system includes restaurants owned by the Company and by franchisees. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants and system-wide sales. As of June 30, 2010, we owned or franchised a total of 12,174 restaurants in 76 countries and U.S. territories, of which 1,387 restaurants were Company restaurants and 10,787 were owned by our franchisees. Of these restaurants, 7,258 or 60% were located in the United States and 4,916 or 40% were located in our international markets. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast food at affordable prices.

We generate revenues from three sources: (1) retail sales at Company restaurants; (2) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (3) property income from restaurants that we lease or sublease to franchisees. Approximately 90% of our current restaurants are franchised and we have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category. We expect that the percentage of franchise restaurants will increase as franchisees open new restaurants and as we accelerate sales of Company restaurants to franchisees, or “refranchisings,” over the next five years. We believe that this restaurant ownership mix provides us with a strategic advantage because the capital required to grow and maintain the Burger King® system is funded primarily by franchisees, while still giving us a base of Company restaurants to demonstrate credibility with franchisees in launching new initiatives. As a result of the high percentage of franchise restaurants in our system, we believe we have lower capital requirements compared to our major competitors. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

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

In 1967, Mr. McLamore and Mr. Edgerton sold BKC to Minneapolis-based The Pillsbury Company, taking it from a small privately-held franchised chain to a subsidiary of a large food conglomerate. The Pillsbury Company was purchased by Grand Metropolitan plc which, in turn, merged with Guinness plc to form Diageo plc, a British spirits company. In December 2002, BKC was acquired by private equity funds controlled by TPG Capital, Bain Capital Partners and the Goldman Sachs Funds, which we refer to as our “Sponsors.” In May 2006, we consummated our initial public offering. The private equity funds controlled by the Sponsors currently own approximately 31% of our outstanding common stock.

Our Industry

We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to The NPD Group, Inc., which prepares and disseminates CREST data, QSR sales have grown at an annual rate of 3% over the past 10 years, totaling approximately $230.5 billion for the 12-month period ended May 2010 and are projected to increase at an annual rate of 3% between 2010 and 2015.

According to The NPD Group, Inc., the FFHR category is the largest category in the QSR segment, generating sales of over $62.6 billion in the United States for the 12-month period ended May 30, 2010, representing 27% of total QSR sales. According to The NPD Group, Inc., sales for the FFHR category are expected to increase at an average rate of 5% per year over the next five years. For the 12-month period ended May 2010, Burger King accounted for approximately 14% of total FFHR sales in the United States.

We believe the QSR segment is generally less vulnerable to economic downturns than the casual dining segment, due to the value that QSRs deliver to consumers, as well as some “trading to value” by customers from other restaurant industry segments during adverse economic conditions, as they seek to preserve the “away from home” dining experience on tighter budgets. In the current economic environment, however, QSR traffic in the United States decreased 1% and sales decreased 0.5% for the quarter ended May 2010, while the FFHR category declined at an annual rate of 0.5% in terms of sales during the same period. By comparison, for the quarter ended May 2010 visits to casual dining chains decreased 3% and to family dining chains decreased 3% while overall U.S. restaurant traffic decreased 1%.

Our Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

•	Distinctive brand with global platform. We believe that our Burger King and Whopper brands are two of the most widely-recognized consumer brands in the world. We have one of the largest restaurant networks in the world, with 12,174 restaurants operating in 76 countries and U.S. territories, of which 4,916 are located in our international markets. During fiscal 2010, our franchisees opened restaurants in two new international markets, Russia and Oman. We believe that the demand for new international franchise restaurants remains strong and that our global platform will allow us to leverage our established infrastructure to significantly increase our international restaurant count with limited incremental investment or expense.

•	Attractive business model. Approximately 90% of our current system-wide restaurants are franchised, which is a higher percentage than that of our major competitors in the FFHR category and we expect that the percentage of franchise restaurants will increase as franchisees open new restaurants and as we manage our portfolio, including our refranchising efforts. We believe that our franchise restaurants will generate a consistent, profitable royalty stream to us, with minimal ongoing capital expenditures or incremental expense by us. We also believe this will provide us with significant cash flow to reinvest in growing our brand and enhance shareholder value. We believe that the benefits of this restaurant ownership mix substantially outweigh its drawbacks, which include our limited influence over franchisees and reliance on franchisees to implement major initiatives.

•	Innovative marketing campaigns, creative advertising and strategic sponsorships. We utilize our successful marketing, advertising and sponsorships to drive sales and generate restaurant traffic. During fiscal 2010, we launched innovative, creative and edgy advertising campaigns, such as our School of Endorsements campaign featuring NASCAR driver Tony Stewart and our flagship product, the Whopper sandwich. We are also reaching out to a broad spectrum of restaurant guests with movie tie in promotions, such as Transformers 2tm, The Twilight Saga: New Moon and Eclipse and SpongeBob SquarePantstm and sports initiatives. In 2010, we also increased our marketing focus on extreme affordability with the launch of the 1/4 lb. Double Cheeseburger, the Buck Double and the $1 BK® Breakfast Muffin Sandwich.

•	Experienced management team. We have a seasoned management team with significant experience. John Chidsey, our Chairman and Chief Executive Officer, has extensive experience in managing franchised and branded businesses, including the Avis Rent-A-Car and Budget Rent-A-Car systems, Jackson Hewitt Tax Services and PepsiCo. Ben Wells, our Chief Financial Officer, has over 30 years of finance experience, including at Compaq Computer Corporation and British Petroleum. Natalia Franco, our Global Chief Marketing Officer, has extensive marketing experience, including at The Coca-Cola Company and General Mills, Inc. In addition, other members of our management team have worked at Frito Lay, McDonald’s, Jack-in-the Box, PepsiCo, Pillsbury and Wendy’s.

Our Business Strategy

We believe that by remaining committed to the success and growth of our brand and managing our business for the long term, we will strengthen our competitive position and create sustainable shareholder value. We consider the best method to effectively manage our business for the long term is through our continued focus on the strategic global growth pillars of our True North business plan: grow the brand; run great restaurants; invest wisely and focus on our people. Key elements of this business plan are the following:

•	Expand worldwide development: The expansion of our restaurant network and an increase in the number of new restaurants are key components of our growth plan. We expect that most of our new restaurant growth will come from franchisees. Consequently, our development strategy centers on ensuring that franchisees in each of our markets have the resources and incentives to grow. Internationally, we have developed a detailed global development plan to accelerate growth over the next five years and forecast our international restaurant count to be 50% of the total number of Burger King restaurants within this time frame. We expect to focus our international expansion plans on (1) markets where we already have an established presence but which have significant growth potential, such as Spain, Brazil and Turkey; (2) markets in which we have a small presence, but which we believe offer significant opportunities for development, such as Argentina, Colombia, China, Japan, Indonesia and Italy; and (3) financially attractive new markets in the Middle East, Eastern Europe and throughout Asia. In addition, we have invested in joint ventures with franchisees to drive development in Taiwan and Northern China, and we expect to continue to use this strategy in the future to increase our presence globally.

•	Invest in our Restaurants to Drive Growth: We believe that our newly developed restaurant designs, including our “20/20” design and the complementary Whoppertm Bar design, convey our vision of the Burger King brand and reinforce the message that Burger King delivers superior products and a positive guest experience. The classic and contemporary “20/20” design draws inspiration from our signature flame-broiled cooking process and incorporates a variety of new, innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. To date, more than 300 Burger King restaurants have adopted the 20/20 design in cities such as Miami, Vancouver, Mexico City, Edinburgh, Rome, London and Shanghai, and we plan to reimage 95 Company restaurants using the 20/20 design during fiscal 2011. Data show that Burger King restaurant remodels drive traffic and sales with Company restaurants typically experiencing a double-digit sales lift post reimage and the Company experiencing strong cash on cash returns for our investment. In fiscal 2008, we launched a Company restaurant reimaging program in the United States and Canada, including remodels and rebuilds, and we are actively encouraging franchisees to reimage their restaurants to achieve a uniform and consistent image and improved guest experience.

•	Develop innovative products that support both ends of our barbell menu strategy: We continue to focus on our barbell menu strategy of balancing innovative premium products and affordable value products to offer more choices to our guests, enhance the price/value proposition of our products, grow our market share and improve our operating margins. As part of this strategy, in fiscal 2010, we expanded our premium menu and launched limited time offers, including the premium Steakhouse XTtm burger line, which highlights the brand’s signature flame-broiled taste, and BKtm Fire-Grilled Ribs, the first authentic bone-in pork ribs sold at a national FFHR chain. Both of these items are prepared on our proprietary flexible batch broiler. At the other end of the barbell menu, we launched value promotions in the U.S., such as the 1/4 lb. Double Cheeseburger, the Buck Double and the $1 BK Breakfast Muffin Sandwich, and continued to promote everyday branded value platforms in EMEA and Latin America such as King Dealstm in EMEA and Come Como Reytm (Eat Like a King) and BKtm Ofertas (King Deals) in Mexico. As a result of current global economic conditions and weak consumer confidence, during fiscal 2011 we intend to differentiate Burger King restaurants from our competitors by continuing to offer our guests a balance of premium products and value offerings, each built upon our brand equity of flame-broiled taste. We plan to continue to introduce new products to fill gaps in our breakfast, beverage, dessert and snack menu offerings, with an emphasis on increasing our share of the breakfast day part. We intend to roll-out several new and limited time offer products during fiscal 2011, including value focused products to promote our affordability message and premium products to expand our margins.

•	Employ innovative marketing strategies: We intend to continue to employ innovative and creative marketing strategies to increase our restaurant traffic and comparable sales. We also plan to launch integrated marketing campaigns utilizing social media that we believe will resonate with our core consumer and expand our consumer base.

•	Enhance restaurant margins and profitability: We remain committed to improving margins in our Company and franchise restaurants and positioning our system-wide restaurant portfolio for long term growth. We believe that we can drive restaurant profitability by:

•	Achieving our comparable sales and average restaurant sales potential. We believe a component to improving comparable sales and average restaurant sales is to enhance the guest experience. Our key guest satisfaction and operations metrics showed continued improvement in fiscal 2010 and we intend to continue to develop innovative approaches to improving these metrics. In addition, we believe that by reducing the gap between our hours of operation and those of our competitors, we will increase comparable sales and average restaurant sales in U.S. restaurants. As of June 30, 2010, 238 Company restaurants in the United States were open 24 hours daily.

•	Better utilizing our fixed cost base and exploring ways to mitigate labor, commodity and energy costs. We are focused on leveraging our fixed cost structure by introducing higher margin products and creating efficiencies through continued deployment of equipment and tools aimed at improving restaurant level performance, such as our point of sale cash register systems which we believe will reduce labor costs and waste. As of June 30, 2010, our POS systems had been installed in all of our Company restaurants and in approximately 57% of franchise restaurants. In the kitchen, our revolutionary flexible batch broiler maximizes cooking flexibility and facilitates a broader menu selection while reducing energy costs. The flexible batch broiler is currently installed in 89% of our Company restaurants, and the broiler has been ordered or installed in approximately 68% of franchise restaurants.

•	Use proactive portfolio management to drive growth: We intend to use proactive portfolio management to drive growth and optimize our restaurant portfolio. As part of this ongoing strategy, we will focus on (1) attracting new franchisees to acquire restaurants from existing franchisees, (2) acquiring restaurants from our franchisees in strategic markets or for re-allocation to other franchisees that meet our strategic objectives and (3) refranchising Company restaurants to new and existing franchisees to rationalize our Company restaurant portfolio and provide new opportunities for franchisees. In fiscal 2010, we sold 37 Company restaurants in Germany and 54 restaurants in the U.S. and acquired 35 restaurants in Singapore. We expect to continue our disciplined approach to portfolio management in an effort to optimize our Company restaurant base, enhance development agreements with new and existing franchisees, reduce concentration in certain markets and opportunistically enter new markets. As it relates to refranchisings, within the next three to five years, we expect to refranchise up to half of our current Company restaurant portfolio. We also expect to conclude our U.S. and Canada restaurant reimaging program within the next two to three years on our reduced number of Company restaurants.

Global Operations

We operate in three reportable segments: (i) the United States and Canada; (ii) Europe, the Middle East, Africa and Asia Pacific, or EMEA/APAC; and (iii) Latin America. Additional financial information about geographic segments is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Segment Reporting in Part II, Item 8 in Note 23 of this Form 10-K. Our restaurants are limited-service restaurants of distinctive design and are generally located in high-traffic areas. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups.

United States and Canada

United States and Canada

As of June 30, 2010, we had 987 Company restaurants and 6,562 franchise restaurants operating in the United States and Canada. We increased our restaurant count in the United States and Canada by 15 restaurants during fiscal 2010.

Company restaurants.  Our Company restaurants in the United States and Canada generated $1.3 billion in revenues in fiscal 2010, or 76% of our total United States and Canada revenues and 52% of our total worldwide revenues. Our Company restaurants in the United States and Canada account for 71% of Company restaurants worldwide.

The following table details the top ten locations of our Company restaurants in the United States and Canada as of June 30, 2010:

			% of Total U.S. and
		Company Restaurant	Canada Company
Rank	State/Province	Count	Restaurants

1	Florida	256	26%
2	North Carolina	112	11%
3	Indiana	69	7%
4	Ontario	57	6%
5	Virginia	50	5%
6	Massachusetts	44	4%
7	Georgia	42	4%
8	Nebraska	42	4%
9	Ohio	39	4%
10	Connecticut	33	3%
10	New York	33	3%
10	Quebec	33	3%

Franchise Restaurants.  We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management.

Our growth and success have been built, in significant part, upon our substantial franchise operations. We franchised our first restaurant in 1961, and as of June 30, 2010, there were 6,562 franchise restaurants, owned by 738 franchise operators, in the United States and Canada. We earned $314.6 million in franchise revenues in the United States and Canada in fiscal 2010, or 57% of our total worldwide franchise revenues. Franchisees report gross sales on a monthly basis and pay royalties based on reported sales. The five largest franchisees in the United States and Canada in terms of restaurant count represented in the aggregate approximately 16% of our franchise restaurants in this segment as of June 30, 2010.

The following table details the top ten locations of our franchisees’ restaurants in the United States and Canada as of June 30, 2010:

			% of Total U.S. and
		Franchise	Canada Franchise
Rank	State/Province	Restaurant Count	Restaurants

1	California	670	10%
2	Texas	457	7%
3	Michigan	329	5%
4	New York	315	5%
5	Ohio	310	5%
6	Illinois	304	5%
7	Florida	294	4%
8	Pennsylvania	238	4%
9	Georgia	215	3%
10	New Jersey	185	3%

The following is a list of the five largest franchisees in terms of restaurant count in the United States and Canada as of June 30, 2010:

		Restaurant
Rank	Name	Count	Location

1	Carrols Corporation	309	Northeast, Midwest, and Southeast
2	Stategic Restaurants Acquisition Company, LLC	275	West Coast and South-Central
3	Heartland Food Corp.	223	Midwest
4	Army Air Force Exchange Services	132	Multiple USA
5	Bravokilo, Inc./Bravo Grande, Inc.	117	Midwest

Europe, the Middle East and Africa/Asia Pacific (EMEA/APAC)

EMEA.  EMEA is the second largest region in the Burger King system behind the United States, as measured by number of restaurants. As of June 30, 2010, EMEA had 2,680 restaurants in 34 countries and territories, including 241 Company restaurants located in Germany, the United Kingdom (U.K.), Spain, The Netherlands and Italy. We have expanded our network of restaurants in EMEA over the past two years via contiguous growth in Central and Eastern Europe and the Middle East and Africa, including entry into the Czech Republic, Russia and Oman. While Germany continues to be the largest market in EMEA with 685 restaurants as of June 30, 2010, Turkey is one of our fastest growing markets with the opening of 68 restaurants in the past year. Throughout the EMEA region, we continue to evaluate franchise opportunities and prospective new franchisees.

APAC.  As of June 30, 2010, APAC had 807 restaurants in 13 countries and territories, including China, Singapore, Malaysia, Thailand, Australia, Philippines, New Zealand, South Korea, Indonesia and Japan. In APAC, we have 62 Company restaurants, all of which are located in China and Singapore. Australia is the largest market in APAC, with 340 restaurants as of June 30, 2010, all of which are franchised and operated under Hungry Jack’s®, a brand that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King. We believe there is significant opportunity to grow the brand in existing and new markets in APAC. In fiscal 2010, we continued our initiative of projecting brand presence via gateway airport locations and continued to seed development in China via joint ventures.

Company restaurants:  As of June 30, 2010, 241 (or 9%) of the restaurants in EMEA were Company restaurants. As of June 30, 2010, there were 62 Company restaurants in APAC, of which 21 were located in China and 41 in Singapore. During fiscal 2010, we opened six Company restaurants in Singapore and acquired 35 restaurants from a franchisee in Singapore.

The following table details Company restaurant locations in EMEA/APAC as of June 30, 2010:

		Company
		Restaurant	% of Total EMEA/APAC
Rank	Country	Count	Company Restaurants

1	Germany	107	35%
2	United Kingdom	63	21%
3	Spain	45	15%
4	Singapore	41	14%
5	Netherlands	22	7%
6	China	21	7%
7	Italy	4	1%

	Total	303	100%

Franchise Restaurants:  We earned $186.2 million in franchise revenues in EMEA/APAC during fiscal 2010, or 33.9% of our total worldwide franchise revenues. Many of our EMEA/APAC markets, including Hungary, Portugal, South Korea and the Philippines, are operated by a single franchisee, while others, such as the U.K., Germany and Spain, have multiple franchisees.

The following is a list of the five largest franchisees in terms of restaurant count in EMEA/APAC as of June 30, 2010:

Rank	Name	Restaurant Count	Location

1	Tab Gida	309	Turkey
2	Hungry Jack’s Pty Ltd.	276	Australia
3	Olayan Food Service Company	127	Saudi Arabia /UAE/Egypt
4	System Restaurant Service Korea Co. Ltd.	107	Korea
5	Al-Homaizi Foodstuff Company	91	United Kingdom/Kuwait

Latin America

As of June 30, 2010, we had 1,138 restaurants in 27 countries and territories in Latin America. There were 97 Company restaurants in Latin America, all located in Mexico, and 1,041 franchise restaurants in the segment as of June 30, 2010. Mexico is the largest market in this segment, with a total of 418 restaurants as of June 30, 2010, or 37% of the region.

We believe that there are significant growth opportunities in South America. For example, we entered the Brazil market five years ago, and, as of June 30, 2010, had 93 restaurants in the country with those open for more than 12 months having average restaurant sales of $1.8 million on a trailing twelve-month basis. We currently expect to open approximately 500 restaurants in Latin America over the next five years. For the fiscal year, we opened 72 new restaurants in Latin America.

The following is a list of the five largest franchisees in terms of restaurant count in Latin America as of June 30, 2010:

Rank	Name	Restaurant Count	Location

1	Caribbean Restaurants, Inc.	177	Puerto Rico
2	Alsea and Affiliates	191	Mexico/Argentina/Chile/Colombia
3	Geboy de Tijuana, S.A. de C.V.	66	Mexico
4	Operadora Exe S.A. de C.V.	48	Mexico
5	B & A S.A.	42	Guatemala

Franchise Agreements

General.  We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. For each franchise restaurant, we generally enter into a franchise agreement covering a standard set of terms and conditions. Recurring fees consist of monthly royalty and advertising payments. Franchise agreements are not assignable without our consent, and we have a right of first refusal if a franchisee proposes to sell a restaurant. Defaults (including non-payment of royalties or advertising contributions, or failure to operate in compliance with the terms of the Manual of Operating Data) can lead to termination of the franchise agreement. We can control the growth of our franchisees because we have the right to approve any restaurant acquisition or new restaurant opening. These transactions must meet our minimum approval criteria to ensure that franchisees are adequately capitalized and that they satisfy certain other requirements.

United States and Canada.  In the United States and Canada, we typically enter into a separate franchise agreement for each restaurant. The typical franchise agreement in the United States and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee of $50,000 which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. In recent years, however, we have offered franchisees reduced upfront franchise fees and/or limited-term royalty reductions to encourage franchisees to open new restaurants and/or reimage their restaurant before the expiration of the agreement. Most existing franchise restaurants in the United States and Canada pay a royalty of 3.5% and 4.0% of gross sales, respectively. Since June 2003, most new franchise restaurants opened and franchise agreements renewed in the United States generate royalties at the rate of 4.5% of gross sales for the full franchise term. The weighted average royalty rate in the United States and Canada was 3.9% as of June 30, 2010. In addition to their royalties, franchisees in the United States and Canada are generally required to make a contribution to the advertising fund equal to a percentage of gross sales, typically 4.0%, on a monthly basis.

International.  Internationally, we typically enter into franchise agreements for each restaurant with an up front franchise fee of $50,000 per restaurant and monthly royalties and advertising contributions each of up to 5% of gross sales. However, in many of our international markets, we have granted either master franchise agreements or development agreements that provide franchisees broader development rights and obligations. In each of Australia and Turkey, we have entered into master franchise agreements with a franchisee in each country which permits that franchisee to sub-franchise restaurants within its particular territory. In New Zealand and certain Middle East and Persian Gulf countries, we have entered into arrangements with franchisees under which they have agreed to nominate third party franchisees to develop and operate restaurants within their respective territories under franchise agreements with us. As part of these arrangements, the franchisees have agreed to provide certain support services to third party franchisees on our behalf, and we have agreed to share the franchise fees and, in some cases, royalties paid by such third party franchisees. We have also entered into exclusive development agreements with franchisees in a number of international markets that typically either (1) grant the franchisee exclusive rights to develop restaurants in a particular region and contain growth clauses requiring franchisees to open a minimum number of restaurants within a specified period or (2) grant the franchisee a right of first refusal before any other franchisee can open a restaurant in a particular region. In addition, we have invested in joint ventures with franchisees to drive development in Taiwan and Northern China, and we expect to continue to use this strategy in the future to increase our presence globally.

Franchise Restaurant Leases.  Unlike some of our competitors, we typically do not own the land or the building associated with our franchise restaurants and our standard franchise agreement does not contain a lease component. Rather, to the extent that we lease or sublease the property to a franchisee, we will enter into a separate lease agreement. For properties that we lease from third-party landlords and sublease to franchisees, leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. As of June 30, 2010, we leased or subleased to franchisees 981 properties in the United States and Canada and 95 properties in EMEA, primarily sites located in the U.K. and Germany. These properties represented approximately 15% and 4%, respectively, of our total franchise restaurant count in such regions. We do not own or lease any properties to franchisees in APAC or Latin America.

Product Offerings and Development.  Our barbell menu strategy of expanding our high-margin premium products and our value products and our goal of expanding the dayparts that we serve are the core drivers of our product offerings. During fiscal 2010 and again in fiscal 2011, we intend to focus on flexing both ends of our barbell menu strategy aimed at driving average check and traffic. We believe that by balancing higher margin products with value offerings and our brand equity of flame-broiled taste, we can differentiate Burger King from our competitors.

As we expand our hours of operation we have introduced, and expect to continue to introduce, new breakfast, dessert and snack menu offerings which will complement our core products. During fiscal 2010, we introduced the BK® Breakfast Muffin Sandwich and, in fiscal 2011, we expect to launch our enhanced breakfast platform, in the United States and Canada that will include several new breakfast products and feature Seattle’s Best Coffee®.

We operate product research and development facilities or “test kitchens” at our headquarters in Miami and at certain other regional locations. Independent suppliers also conduct research and development activities for the benefit of the Burger King system. Product innovation begins with an intensive research and development process that analyzes each potential new menu item, including market tests to gauge consumer taste preferences, and includes an ongoing analysis of the economics of food cost, margin and final price point. We believe new product development is critical to our long-term success.

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

We have developed a flexible batch broiler that is significantly smaller, less expensive and easier to maintain than the previous broiler used in our restaurants. The flexible batch broiler is currently installed in 89% of our Company restaurants, and the broiler has been ordered or installed in approximately 68% of franchise restaurants worldwide. During fiscal 2010 we launched the Steakhouse XT burger line and BK Fire-Grilled Ribs in the U.S. prepared on the flexible broiler, and we expect to launch other innovative products using this new cooking platform during fiscal 2011. We have filed patent applications to protect our worldwide rights with respect to the flexible batch broiler technology. We have licensed one of our equipment vendors on an exclusive basis to manufacture and supply the flexible batch broiler to the Burger King system throughout the world.

As part of our commitment to providing nutritional alternatives to our customers with children, we joined the Council for Better Business Bureau’s (CBBB) Food and Beverage Advertising Initiative (CFBAI) in 2007 and pledged to restrict 100 percent of national advertising aimed at children under 12 to BK® Kids Meals that meet stringent nutrition criteria. In the U.S. we currently have three existing BK Kids Meal lunch/dinner options and in August 2010 introduced a breakfast meal for children that meets this strict nutritional criteria. BKC also provides BK Positive Steps® nutrition materials in restaurants nationwide, has transitioned to zero grams of artificial trans fat in all ingredients and cooking oils in the U.S., and has partnered with USDA to promote MyPyramid information to both kids and adults.

Operating Procedures and Hours of Operation

All of our restaurants must adhere to strict standardized operating procedures and requirements which we believe are critical to the image and success of the Burger King brand. Each restaurant in the U.S. and Canada is required to follow the Manual of Operating Data, an extensive operations manual containing mandatory restaurant operating standards, specifications and procedures prescribed from time to time to assure uniformity of operations and consistently high quality products at Burger King restaurants. Among the requirements contained in the Manual of Operating Data are standard design, equipment system, color scheme and signage, operating procedures, hours of operation, value menu and standards of quality for products and services. Internationally, Company and franchise restaurants generally adhere to the standardized operating procedures and requirements; however, regional and country-specific market conditions often require some variation in our standards and procedures.

We believe that reducing the gap between our operating hours and those of our competitors will be a key component in capturing a greater share of FFHR sales in the United States and Canada. Restaurants in the United States and Canada, subject to certain exceptions, are required to be open until at least 2 a.m., Friday night and Saturday night and until at least midnight on the remaining days of the week. Restaurants in the United States and Canada are required to be open by at least 6 a.m., Monday through Saturday.

Restaurant Design and Image

System-wide, our restaurants consist of several different building types with various seating capacities, including free-standing buildings, as well as restaurants located in airports, strip malls and shopping malls, toll road rest areas and educational and sports facilities. The traditional Burger King restaurant is free-standing, ranging in size from approximately 1,900 to 4,300 square feet, with seating capacity of 40 to 120 guests, drive-thru facilities and adjacent parking areas. In fiscal 2005, we developed new, smaller restaurant designs that reduce the average building costs by approximately 20%. The seating capacity for these smaller restaurant designs is between 40 and 80 guests. We believe this seating capacity is adequate since approximately 63% of our U.S. Company restaurant sales are made at the drive-thru.

In today’s environment, restaurant experience is now as important as value and quality. We believe that image complements visibility via “curb appeal” driving capture rates and traffic, while interior image and experience expands frequency of visit and overall guest satisfaction and increases comparable sales. Consequently, in fiscal 2008, we launched a system-wide initiative to roll-out our “20/20” design and the complementary Whopper Bar design. The classic and contemporary “20/20” design draws inspiration from our signature flame-broiled cooking process and incorporates a variety of new, innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. The “20/20” design options include a series of liquid crystal display (LCD) menu screens, graphics that reflect the famous brand promise, highly visible Home of the Whopper® signage, a prominent red flame parapet dining area anchored by a flame chandelier, and an array of Have it Your Way seating options — bar, banquette, booth, or table. We have also developed the Whopper Bar, a small-scale, trendy version of our “20/20” design where guests can customize our signature burger with the choice of up to 22 different toppings. The Whopper Bar boasts an open kitchen, a bar-like countertop, and the same red, black, and gray restaurant design as the 20/20 design. System-wide there are currently more than 300 restaurants with the new 20/20 design, including over 40 restaurants in the U.S. and Canada, and eight Whopper Bar restaurants.

New Restaurant Development

United States and Canada.  We employ a sophisticated and disciplined market planning and site selection process through which we identify trade areas and approve restaurant sites throughout the United States and Canada that we believe provides for quality expansion. We have established a development committee to oversee all new restaurant development within the United States and Canada. Our development committee’s objective is to ensure that every proposed new restaurant location is carefully reviewed and that each location meets the stringent requirements established by the committee, which include factors such as site accessibility and visibility, traffic patterns, signage, parking, site size in relation to building type and certain demographic factors. Our model for evaluating sites accounts for potential changes to the site, such as road reconfiguration and traffic pattern alterations. Each franchisee wishing to develop a new restaurant is responsible for selecting a new site location and bears the risk if the new site does not meet the franchisee’s investment expectations. However, we work closely with our franchisees to assist them in selecting sites. Each restaurant site selected is required to be within an identified trade area and our development committee reviews all selections, provides input based on the same factors that it uses to select Company restaurants, and grants final approval. We have instituted several initiatives to accelerate restaurant development in the United States, including reduced royalties and upfront franchise fees, process simplifications and turnkey development assistance programs, which reduce the time and uncertainty associated with opening new restaurants.

International.  In those international markets that are not allocated to a single franchisee, our market planning and site selection process is managed by regional teams, who are knowledgeable about the local market. In several of our markets, there is typically a single franchisee that owns and operates all of the restaurants within a country.

Advertising and Promotion

We believe sales in the QSR segment can be significantly affected by the frequency and quality of advertising and promotional programs. We believe that three of our major competitive advantages are our strong brand equity, market position and our global franchise network which allow us to drive sales through extensive advertising and promotional programs.

Our current global marketing strategy is based upon marketing campaigns and menu options that focus on our barbell menu strategy of innovative premium products, core products like our flagship Whopper sandwich, and affordable items to offer more choices to our guests, enhance the price/value proposition of our products, grow our market share and improve our operating margins. We concentrate our marketing on television advertising, which we believe is the most effective way to reach our target customer, the SuperFan. SuperFans are consumers who reported eating at a fast food hamburger restaurant nine or more times a month. The group is comprised of all ages and represents all household demographics, with over half of them having children. We also use radio and internet advertising and other marketing tools on a more limited basis.

In the United States and Canada and those international markets where we operate Company restaurants, we and our franchisees make monthly contributions, generally 4% to 5% of restaurant gross sales, to Company managed advertising funds. In those markets where we do not have Company restaurants, franchisees make this contribution into a franchisee managed advertising fund. As part of our global marketing strategy, we provide these franchisees with advertising support and guidance in order to deliver a consistent global brand message. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions and other support functions. In addition to the mandated advertising fund contributions, U.S. franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area (DMA) level by making contributions beyond those required for participation in the national advertising fund. Franchisees in approximately 72% of the DMAs in the United States agreed to make this additional advertising contribution during fiscal 2010. We believe that increasing the level of local advertising makes us more competitive in the FFHR category.

In the United States and in those other countries where we have Company restaurants, we coordinate the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions, among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements, to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchisee Association, Inc. In the United States, we typically conduct a non-binding poll of our franchisees before introducing any nationally- or locally-advertised price or discount promotion to gauge the level of support for the campaign.

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

Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1992 to leverage the purchasing power of the Burger King system in the United States. As the purchasing agent for the Burger King system in the United States, RSI negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products such as promotional toys and paper products used in our restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the Company restaurants and other franchisees who appoint RSI as their agent for these purposes. As of June 30, 2010, RSI was appointed the distribution manager for approximately 94% of the restaurants in the United States. A subsidiary of RSI acts as purchasing agent for food and paper products for our Company and franchise restaurants in Canada under a contract with us. As of June 30, 2010, four distributors service approximately 85% of the U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

There is currently no designated purchasing agent that represents franchisees in our international regions. However, we are working with our franchisees to implement programs that leverage our global purchasing power and to negotiate lower product costs and savings for our restaurants outside of the United States and Canada. We approve suppliers and use similar standards and criteria to evaluate international suppliers that we use for U.S. suppliers. Franchisees may propose additional suppliers, subject to our approval and established business criteria.

In fiscal 2000, we entered into long-term exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply Company restaurants and franchise restaurants with their products, which obligate Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2010, we estimate that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper purchase commitments. If these agreements were terminated, we would be obligated to pay significant termination fees and certain other costs, including in the case of the contract with Coca-Cola, the unamortized portion of the cost of installation and the entire cost of refurbishing and removing the equipment owned by Coca-Cola and installed in Company restaurants in the three years prior to the termination.

Management Information Systems

Company and franchise restaurants typically use a point of sale, or POS, cash register system to record all sales transactions at the restaurant. We have not historically required franchisees to use a particular brand or model of hardware or software components for their restaurant system and franchisees have traditionally reported summary sales data manually, which limited our ability to verify sales data electronically. We have the right under our franchise agreement to audit franchisees to verify sales information provided to us.

In January 2006, we established POS specifications to reduce costs, improve service and allow better data analysis and approved three global POS vendors and one regional vendor for each of our three segments to sell these systems to our restaurants. As of June 30, 2010, we had installed these new POS systems in all Company restaurants and in 57% of franchise restaurants. Once fully implemented, this POS system will make it possible for restaurants to submit their sales and transaction level details to us in near-real-time in a common format, allowing us to maintain one common database of sales information and to make better marketing and pricing decisions. Franchisees are required to replace legacy POS systems with the approved POS system over the next few years, depending on the age of the legacy system. All franchisees must have the new POS systems in their restaurants by no later than January 1, 2014.

Quality Assurance

We are focused on achieving a high level of guest satisfaction through the periodic monitoring of restaurants for compliance with our key operations platforms: Clean & Safe, Hot & Fresh and Friendly & Fast. We measure our Hot & Fresh and Friendly & Fast operations platforms principally through Guest Tracsm, a rating system based on survey data submitted by our customers. We review the overall performance of our operations platforms through an Operations Excellence Review, or OER, which focuses on evaluating and improving restaurant operations and guest satisfaction.

We and an independent outside vendor administer the Restaurant Food Safety certification, which is intended to bring heightened awareness to food safety, and includes immediate follow-up procedures to take any action needed to protect the safety of our customers.

We have uniform operating standards and specifications relating to selection of menu items, maintenance and cleanliness of the premises and employee conduct. In addition, all Burger King restaurants are required to be operated in accordance with quality assurance and health standards which we establish, as well as standards set by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking times and temperatures, sanitation and cleanliness.

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

Intellectual Property

We own valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. As of June 30, 2010, we owned approximately 3,440 trademark and service mark registrations and applications and approximately 889 domain name registrations around the world, some of which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us.

Additionally, we own certain patents relating to equipment used in our restaurants and provide proprietary product and labor management software to our franchisees. Patents are of varying duration.

Management

Substantially all of our executive management, finance, marketing, legal and operations support functions are conducted from our global restaurant support center in Miami, Florida. In addition, we operate restaurant support centers domestically and internationally to support both franchised operations and Company restaurants. In the U.S. and Canada, our franchise operations are organized into eight divisions, each of which is headed by a division vice president supported by field personnel who interact directly with the franchisees. Our EMEA headquarters are located in Zug, Switzerland and our APAC headquarters are located in Singapore. In addition, we operate restaurant support centers located in Madrid, London, Munich, Istanbul, Rotterdam and Gothenburg (for EMEA), and Singapore and Shanghai (for APAC). These centers are staffed by teams who support both franchised operations and Company restaurants. Our Latin American headquarters are located at our corporate offices in Miami, Florida; however, we operate restaurant support centers in Mexico and Brazil.

Management of a franchise restaurant is the responsibility of the franchisee, who is trained in our techniques and is responsible for ensuring that the day-to-day operations of the restaurant are in compliance with the Manual of Operating Data.

Competition

We operate in the FFHR category of the QSR segment of the broader restaurant industry. We compete in the United States and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. In the FFHR industry our principal competitors are McDonald’s Corporation, or McDonald’s and Wendy’s/Arby’s Group, Inc., or Wendy’s, as well as regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. To a lesser extent, we also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores that offer menu items comparable to those of Burger King restaurants. Furthermore, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

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

Company restaurant operations and our relationships with franchisees are subject to federal and state antitrust laws and federal and state laws governing such matters as consumer protection, privacy, wages, union organizing, working conditions, work authorization requirements, health insurance and overtime. Some states have set minimum wage requirements higher than the federal level. We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement.

Our facilities must comply with the federal Fair Labor Standards Act and the Americans with Disabilities Act, or the ADA, which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons. As described more fully under “Item 3. Legal Proceedings,” we were sued in California in an action alleging that all of the Burger King restaurants in California leased by the Company and operated by franchisees violated accessibility requirements under federal and state law.

We are subject to federal and state environmental regulations, but these laws have not had a material effect on our operations. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations.

As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and regulations adopted by the U.S. Food and Drug Administration. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.

In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States, the U.K. and Spain. Certain counties, states and municipalities, such as California, New York City, and King County, Washington, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level. In addition, public interest groups have focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity. As a result, laws have been enacted in certain places that limit distribution of free toy premiums only to customers purchasing kids meals that meet certain nutritional requirements.

Internationally, our Company and franchise restaurants are subject to national and local laws and regulations, which are generally similar to those affecting our U.S. restaurants, including laws and regulations concerning franchises, labor, health, privacy, sanitation and safety. For example, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. Regulators in Canada and in other countries are proposing to take steps to reduce the level of exposure to acrylamide, a potential carcinogen that naturally occurs in the preparation of foods such as french fries. The federal public attorney in Sao Paulo, Brazil has filed a civil lawsuit against Burger King and other fast food restaurant companies to prohibit promotional sales of toys in our restaurants in Brazil. We have signed the EU Pledge, which is a voluntary commitment to the European Commission to change our advertising to children under the age of 12 in the European Union. Our international restaurants are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

Environmental Matters

We are subject to various federal, state, and local environmental regulations. Compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. However, increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives caused an increase in our supplies or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions which could adversely impact our operations and/or increase the cost of our food and other supplies in ways which we cannot predict at this time.

Seasonal Operations

Our business is moderately seasonal. Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of religious holidays may also impact restaurant sales. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Our Employees

As of June 30, 2010, we had approximately 38,884 employees in our Company restaurants, our field management offices and our global headquarters. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees to be good.

Financial Information about Business Segments and Regions

Financial information about our business segments (U.S. & Canada, EMEA/APAC and Latin America) is incorporated herein by reference from Selected Financial Data in Part II, Item 6; Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7; and in Financial Statements and Supplementary Data in Part II, Item 8 of this Form 10-K.

Available Information

The Company makes available free of charge on or through the Investor Relations section of its internet website at www.bk.com, this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The material may also be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.

Our Corporate Governance Guidelines, our Code of Business Ethics and Conduct, our Code of Conduct for Directors and our Code of Business Ethics and Conduct for Vendors are also located within the Investor Relations section of our website. Amendments to these documents or waivers related to our codes of conduct will be made available on our web site as soon as reasonably practicable after the effective date of the changes. We have adopted a Code of Ethics for Executive Officers that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics for Executive Officers is located on our internet website at www.bk.com under “Company Info — Investor Relations — Corporate Governance — Governance Documents.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics for Executive Officers on our web site within four business days following the date of the amendment or waiver. These documents, as well as our SEC filings and copies of financial and other information, are available in print free of charge to any shareholder who requests a copy from our Investor Relations Department. Requests to Investor Relations may also be made by calling (305) 378-7696, or by sending the request to Investor Relations, Burger King Holdings, Inc., 5505 Blue Lagoon Drive, Miami, FL 33126.

The Company’s Chairman and Chief Executive Officer, John W. Chidsey, certified to the New York Stock Exchange (NYSE) on December 15, 2009, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Executive Officers of the Registrant

Name	Age	Position

John W. Chidsey	48	Chairman and Chief Executive Officer
Natalia Franco	48	Global Chief Marketing Officer
Ben K. Wells	56	Chief Financial Officer
Julio A. Ramirez	56	EVP, Global Operations
Peter C. Smith	54	Chief Human Resources Officer
Anne Chwat	51	General Counsel, Chief Ethics and Compliance Officer and Secretary
Charles M. Fallon, Jr.	47	President, North America
Kevin Higgins	47	President, EMEA

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

Natalia Franco has served as our Global Chief Marketing Officer, since May 2010. From August 2006 until May 2010, she was Vice President, Global Marketing and Innovation, McDonald’s Division, at The Coca Cola Company. Before joining The Coca-Cola Company, Ms. Franco served as USA Vice President Cereal — Strategic Growth Channels with the Big G Cereal Division at General Mills from July 2004 until July 2006. From November 1995 until July 2004, Ms. Franco held various marketing responsibilities at General Mills and Pillsbury.

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

Julio A. Ramirez has served as our EVP, Global Operations since September 2008. Mr. Ramirez has worked for Burger King Corporation for 25 years. From January 2002 to September 2008, Mr. Ramirez served as our President, Latin America. During his tenure, Mr. Ramirez has held several positions, including Senior Vice President of U.S. Franchise Operations and Development from February 2000 to December 2001 and President, Latin America from 1997 to 2000.

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

Special Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our intent to focus on sales growth and profitability; our ability to drive sales growth by enhancing the guest experience and expanding competitive hours of operation; our intent to expand our international platform and accelerate new restaurant development; our beliefs and expectations regarding system-wide average restaurant sales; our beliefs and expectations regarding the mix of franchise restaurants and Company restaurants, including our expectations that the percentage of franchise restaurants will increase over the next few years; our beliefs and expectations regarding our newly developed restaurant designs, including their ability to convey our vision of the Burger King brand and reinforce the message that Burger King delivers superior products and a positive guest experience; our beliefs and expectations regarding our ability to develop innovative products that support both ends of our barbell menu strategy and our expectation that our barbell menu strategy will grow our market share and improve our operating margins; our expectations regarding opportunities to enhance restaurant profitability and effectively manage margin pressures; our intention to continue to employ innovative and creative marketing strategies to increase our restaurant traffic and comparable sales; our intention to focus on our restaurant reimaging program; our ability to use proactive portfolio management to drive growth and optimize our restaurant portfolio; our expectation regarding our ability to continue our disciplined approach to portfolio management in an effort to optimize our Company restaurant base, enhance development agreements with new and existing franchisees, reduce our concentration in certain markets and opportunistically enter new markets; our belief and expectation regarding our ability to refranchise up to half of our current Company restaurant portfolio within the next three to five years; our belief and expectation regarding our ability to fund our U.S. and Canada restaurant reimaging program and to conclude the program within the next two to three years, our exploration of initiatives to reduce the initial investment expense, time and uncertainty of new builds; our ability to manage fluctuations in foreign currency exchange and interest rates; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our expectations regarding increasing net restaurant count; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of accounting pronouncements; our intention to renew hedging contracts; and our expectations regarding unrecognized tax benefits. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.

Our success depends on our ability to compete with our major competitors.

The restaurant industry is intensely competitive and we compete in the United States and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. In the FFHR industry our principal competitors are McDonald’s and Wendy’s as well as regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. To a lesser extent, we also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores that offer menu items comparable to that of Burger King restaurants. Furthermore, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to effectively respond to consumer preferences and to manage the complexity of our restaurant operations as well as the impact of our competitors’ actions. To the extent that one of our existing or future competitors offers items that are better priced or more appealing to consumer tastes, increases the number of restaurants it operates in one of our key markets, or has more effective advertising and marketing programs than we do, this product and price competition could adversely affect our revenues and those of our franchisees.

Some of our competitors have significantly greater resources than we do, and therefore we may be at a disadvantage in competing with them.

Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to react to changes in pricing, marketing and the quick service restaurant segment in general more quickly and more effectively than we can. Some of these competitors spend significantly more on advertising, marketing and other promotional activities than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers. In addition, our major competitors may be able to devote greater resources to accelerate their restaurant remodeling and rebuilding efforts, rapidly expand new product introductions or implement aggressive product discounting, which could give them a competitive advantage and adversely affect traffic, sales or profitability at our system restaurants. Furthermore, in a difficult economy we believe that these competitive advantages arising from greater financial resources and economies of scale may intensify thereby permitting our competitors to gain market share. Such competition may adversely affect our revenues and profits by reducing revenues of Company restaurants and royalty payments from franchise restaurants.

The market for retail real estate is highly competitive. Based on their size advantage and/or their greater financial resources, some of our competitors may have the ability to negotiate more favorable ground lease terms than we can and some landlords and developers may offer priority or grant exclusivity to some of our competitors for desirable locations. As a result, we may not be able to obtain new leases or renew existing leases on acceptable terms, if at all, which could adversely affect our sales and brand-building initiatives.

Economic conditions are adversely affecting consumer discretionary spending and may continue to negatively impact our business and operating results.

We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, increased energy prices, inflation, foreclosures, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior and decrease consumer spending for restaurant dining occasions. The current global economic environment has weakened consumer confidence and impacted the public’s ability and desire to spend discretionary dollars, resulting in lower levels of guest traffic in restaurants located in some of our major markets and a reduction in the average amount guests spend in our restaurants. This has, in turn, reduced our revenues and resulted in sales deleverage, spreading fixed costs across a lower level of sales and causing downward pressure on our profitability. These factors have also reduced sales at franchise restaurants, resulting in lower royalty payments from franchisees, and could reduce profitability of franchise restaurants.

If this difficult economic situation continues for a prolonged period of time or deepens in magnitude, our business and results of operations could be materially and adversely affected. Specifically, we may be required to incur non-cash impairment or other charges, reduce the number and/or frequency of new restaurant openings, close or sell Company restaurants, and/or slow our Company restaurant reimaging program. As long as the difficult economic situation continues we expect our sales, guest traffic, profitability and overall operating results to be adversely affected.

The concentration of our restaurants in limited geographic areas subjects us to additional risk.

Our results of operations are substantially affected not only by global economic conditions, but also by the local economic conditions in the markets in which we have significant operations. In the United States, 50% of our Company restaurants are located in three states, Florida, North Carolina and Indiana. In EMEA/APAC, over 70% of our Company restaurants and 40% of our franchise restaurants are located in three countries, Germany, the U.K. and Spain, with these markets representing 21% of our total revenues for the fiscal year ended June 30, 2010. In Latin America, 100% of our Company restaurants and 31% of our franchise restaurants are located in Mexico. Many of the markets in which we and our franchisees operate have been particularly affected by the economic downturn and the timing and strength of any economic recovery is uncertain in many of our most important markets.

Our geographic concentration increases vulnerability to general adverse economic and industry conditions and may have a disproportionate effect on our overall results of operations as compared to some of our competitors that may have less restaurant concentration.

Over the past 18 months, we have experienced, and may continue to experience, declining sales and operating losses in Germany, primarily due to weak consumer confidence, lower discretionary spending and competitive factors. Germany is our second largest market, and this restaurant concentration has negatively impacted our operating results. If we are unable to strengthen the operating performance of the German restaurants, we could incur a decrease in our revenues and earnings which could negatively impact our financial condition and our future revenue growth.

Our business is subject to fluctuations in foreign currency exchange and interest rates.

Our international operations are impacted by fluctuations in currency exchange rates and changes in currency regulations. In countries outside of the United States where we operate Company restaurants, we generally generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. Further, in some of our international markets, such as Canada, Mexico and the U.K., our suppliers purchase goods in currencies other than the local currency in which they operate and pass all or a portion of the currency exchange impact on to us. In many countries where we do not have Company restaurants, our franchisees pay royalties to us in currencies other than the local currency in which they operate. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in currency exchange rates. In fiscal 2010, income from operations would have decreased or increased $12.5 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar. However, different regions experience varied currency fluctuations. As a result, if a region in which we have a high concentration of restaurants experiences a weakening in its currency, it could adversely affect our income from operations even if other foreign currencies did not weaken.

Fluctuations in interest rates may also affect our business. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of our forecasted interest payments. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt. We do not attempt to hedge all of our debt and, as a result, may incur higher interest costs for portions of our debt which are not hedged. In addition, we enter into forward contracts to reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets, and from time to time we also hedge forecasted cash flows denominated in Canadian and Australian dollars. However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results.

As a result of entering into these hedging contracts with major financial institutions, we may be subject to counterparty nonperformance risk. Should there be a counterparty default, we could be exposed to the net losses on the hedged arrangements or be unable to recover anticipated net gains from the transactions.

Increases in food and supply costs could harm our profitability and operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, especially those of beef or chicken, could adversely affect our operating results. The market for beef and chicken is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle and chicken feed), industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances unpredictable. If the price of beef, chicken or other products that we use in our restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease.

Our exposure to risks from increases in food and supply costs may be greater than that of some of our competitors as we do not have ultimate control over the purchasing of these products in the United States or Canada. In the United States, we have established a cooperative with our franchisees to negotiate food prices on behalf of all Company and franchise restaurants. This cooperative does not utilize commodity option or future contracts to hedge commodity prices for beef or other food products and does not typically enter into long-term pricing arrangements. Furthermore, we do not hedge commodity prices in markets outside the United States. As a result, we typically purchase beef and many other commodities at market prices, which fluctuate on a daily basis. Increases in commodity prices could result in higher restaurant operating costs, and the highly competitive nature of our industry may limit our ability to pass increased costs on to our guests.

Increases in labor costs could slow our growth or harm our business.

We are an extremely labor intensive business. Consequently, our success depends in part upon our ability to manage our labor costs and its impact on our margins. We currently seek to minimize the long-term trend toward higher wages in both mature and developing markets through increases in labor efficiencies, however we may not be successful.

Furthermore, we must continue to attract, motivate and retain regional operational and restaurant general managers with the qualifications to succeed in our industry and the motivation to apply our core service philosophy. If we are unable to continue to recruit and retain sufficiently qualified managers or to motivate our employees to sustain high service levels, our business and our growth could be adversely affected. Despite current economic conditions, attracting and retaining qualified managers and employees remains challenging and our inability to meet these challenges could require us to pay higher wages and/or additional costs associated with high turnover. In addition, increases in the minimum wage or labor regulations and the potential impact of union organizing efforts in the countries in which we operate could increase our labor costs. Additional labor costs could adversely affect our margins.

Our operating results depend on the effectiveness of our marketing and advertising programs.

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful, our results of operations could be materially and adversely affected. Moreover, because franchisees and Company restaurants contribute to our advertising fund based on a percentage of their gross sales, our advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs.

Our future prospects depend on our ability to implement our strategy of increasing our restaurant portfolio.

One of the four pillars of our growth plan is to significantly increase worldwide restaurant count. A significant component of our future growth strategy involves increasing our net restaurant count in our international markets. We and our franchisees face many challenges in opening new restaurants, including, among others:

•	the selection and availability of suitable restaurant locations;

•	the impact of local tax, zoning, land use and environmental rules and regulations on our ability to develop restaurants, and the impact of any material difficulties or failures that we experience in obtaining the necessary licenses and approvals for new restaurants;

•	the negotiation of acceptable lease terms;

•	the availability of bank credit and, for franchise restaurants, the ability of franchisees to obtain acceptable financing terms;

•	securing acceptable suppliers;

•	employing and training qualified personnel; and

•	consumer preferences and local market conditions.

We expect that most of our growth will be accomplished through the opening of additional franchise restaurants. However, our franchisees may be unwilling or unable to increase their investment in our system by opening new restaurants, particularly if their existing restaurants are not generating positive financial results. Moreover, opening new franchise restaurants depends, in part, upon the availability of prospective franchisees with the experience and financial resources to be effective operators of Burger King restaurants. In the past, we have approved franchisees that were unsuccessful in implementing their expansion plans, particularly in new markets. There can be no assurance that we will be able to identify franchisees who meet our criteria, or if we identify such franchisees, that they will successfully implement their expansion plans.

Approximately 90% of our current restaurants are franchised and this restaurant ownership mix presents a number of disadvantages and risks.

Approximately 90% of our current restaurants are franchised and we expect that the percentage of Company restaurants may be significantly reduced over the next five years as we accelerate the pace of refranchisings as part of our portfolio management strategy. Although we believe that this restaurant ownership mix is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees, it also presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives. Moreover, as the percentage of franchise restaurants increases, the problems associated with these drawbacks may be exacerbated and may present a significant challenge for management.

Our principal competitors may have greater influence over their respective restaurant systems than we do because of their significantly higher percentage of Company restaurants and/or ownership of franchisee real estate. McDonalds and Wendy’s have a higher percentage of Company restaurants than we do, and, as a result, they may have a greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.

Franchisee support of our marketing and advertising programs is critical for our success.

The support of our franchisees is critical for the success of our marketing programs and any new capital intensive or other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. In addition, our efforts to build alignment with franchisees may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. Although we believe that our current relationships with our franchisees are generally good, there can be no assurance that our franchisees will continue to support our marketing programs and strategic initiatives. We have been sued by the National Franchisee Association, Inc., an organization that represents over 50% of our franchisees in the United States, and several individual franchisees over the Company’s decision to require U.S. franchisees to sell the 1/4 lb. Double Cheeseburger and the Buck Double at no more than $1.00. We were also sued by four franchisees in Florida over extended hours of operation, which is one of our important initiatives to drive higher sales. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Our operating results are closely tied to the success of our franchisees; however, our franchisees are independent operators and we have limited influence over their restaurant operations.

Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial viability. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. Pursuant to the franchise agreements and our Manual of Operating Data, we can, among other things, mandate menu items, signage, equipment, hours of operation and value menu, establish operating procedures and approve suppliers, distributors and products. However, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, such as our cleanliness standards, or standards set by federal, state and local governmental laws and regulations. In addition, franchisees may not hire and train qualified managers and other restaurant personnel. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements and our Manual of Operating Data, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.

We have limited influence over the decision of franchisees to invest in other businesses or incur excessive indebtedness.

Our franchisees are independent operators and, therefore, we have limited influence over their ability to invest in other businesses or incur excessive indebtedness. Some of our franchisees have invested in other businesses, including other restaurant concepts. In some cases, these franchisees have used the cash generated by their Burger King restaurants to expand their non Burger King businesses or to subsidize losses incurred by such businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees have in the past, and may in the future, experience financial distress as a result of over-leveraging. To the extent that our franchisees use the cash from their Burger King restaurants to subsidize their other businesses or experience financial distress, due to over-leverage or otherwise, it could negatively affect (1) our operating results as a result of delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them, (2) our future revenue, earnings and cash flow growth and (3) our financial condition. In addition, lenders to our franchisees which were adversely affected by franchisees who defaulted on their indebtedness may be less likely to provide current or prospective franchisees necessary financing on favorable terms or at all.

If we fail to successfully implement our restaurant reimaging initiative, our ability to increase our revenues and operating profits may be adversely affected.

Over the past several years, we have embarked on a program to remodel or rebuild our Company restaurants in the U.S. and Canada. In order to maximize the benefits of this program, we use a methodology to select the Company restaurants in our portfolio that we expect will achieve the highest return on investment, thereby optimizing the use of our limited capital resources. The restaurants that we select may not achieve the expected return on investment. Additionally, there can be no assurance that our restaurant remodeling and rebuilding efforts are targeted at the elements of the restaurant experience that will best accomplish our goals of efficiently allocating our capital resources, increasing average restaurant sales and enhancing the restaurant experience for our guests. Finally, we plan to use the proceeds from refranchisings as well as cash flows from on-going operations to fund our reimaging program and to complete the reimaging projects over the next two to three years. If we are unable to refranchise a substantial number of Company restaurants over the next two to three years, we will not have the funds to reimage the remaining Company restaurants and to conclude the program without incurring incremental debt, which may not be available on reasonable terms, if at all. If we fail to successfully implement our restaurant reimaging initiative, we will not achieve our anticipated increase in average restaurant sales or our expected return on investment, and our ability to increase our revenues and operating profits would be adversely affected.

Furthermore, our restaurant reimaging initiative depends on the ability, and willingness, of franchisees to accelerate the remodeling of their existing restaurants. The average cost to remodel a stand-alone restaurant in the United States ranges from $200,000 to $525,000 and the average cost to replace the existing building with a new building is approximately $1.0 million. Many of our franchisees will need to borrow funds in order to finance these capital expenditures. We do not provide our franchisees with financing and therefore their ability to access borrowed funds depends on their independent relationships with various regional and national financial institutions. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants, and our future growth could be adversely affected. We have in the past offered, and may in the future decide to offer, our franchisees financial incentives to accelerate our restaurant development and reimaging initiatives. However, the cost of these financial incentives may have an adverse impact on our franchise revenues and operating results.

Our portfolio management program may adversely affect our results of operations and may not yield the long-term financial results that we expect.

We believe that our future growth and profitability will depend on our ability to successfully implement our portfolio management program, including refranchising Company restaurants and closing underperforming restaurants. As part of our portfolio management program we expect to accelerate the pace of refranchisings and sell up to half of our current Company restaurant portfolio within the next three to five years. However, refranchisings may have unexpected and negative short term effects on our results of operations. For example, (i) our Company restaurant margins could be adversely affected if the refranchised restaurants were more profitable than our average Company restaurant, (ii) our general and administrative expenses may increase as a result of severance and other termination costs incurred in connection with refranchisings and may continue to increase as a percentage of revenues unless we are able to identify costs to eliminate as a result of the transaction, or (iii) we may be required to recognize accounting or tax gains or losses on refranchising transactions, which could adversely affect our results of operations for a specific period.

Our ability to achieve the long-term benefits of our refranchising transactions will depend on (i) our ability to identify new or existing franchisees that are willing and able to pay commercially reasonable prices for such restaurants, (ii) our ability to sell Company restaurants in those markets where we desire to reduce our geographic concentration, (iii) our ability to reduce our overhead and fixed costs to reflect our lower restaurant count and (iv) the ability and willingness of these new and existing franchisees to remodel the refranchised restaurants and develop new restaurants within the markets of the refranchised restaurants, and the pace of such remodeling and development activity. Our ability to recognize the long term benefits of any acquisition we may make as part of our portfolio management program will depend on our capacity to successfully identify acquisition targets, negotiate and close such transactions on commercially reasonable terms and integrate the operations of the acquired restaurants into our system. If we and our new franchisees are not successful, then we may not achieve the long-term financial results anticipated.

In addition, our ability to implement our portfolio management program in certain geographical areas may be limited by tax, accounting or other regulatory considerations.

Our international operations subject us to additional risks and costs and may cause our profitability to decline.

As of June 30, 2010, our restaurants were operated, directly by us or by franchisees, in 76 foreign countries and U.S. territories (including Guam and Puerto Rico, which are considered part of our international business). During fiscal 2010, our revenues from international operations represented 38% of total revenues and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in the section and include the following:

•	governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•	the risk of single franchisee markets and single distributor markets;

•	the risk of markets in which we have granted subfranchising rights;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in the laws and policies that govern foreign investment and trade in the countries in which we operate;

•	risks and costs associated with political and economic instability, corruption, anti-American sentiment and social and ethnic unrest in the countries in which we operate; and

•	the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights.

These factors may increase in importance as we expect to open new Company and franchise restaurants in international markets as part of our growth strategy.

Our business is affected by changes in consumer preferences and perceptions.

The restaurant industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid our products in favor of alternative food options, our business could suffer. In addition, negative publicity about our products could materially harm our business, results of operations and financial condition. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, healthful, nutritious, and low in calories, sodium and fat content. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits.

Food safety and food-borne illnesses concerns may have an adverse affect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as E. coli, hepatitis A, trichinosis or salmonella, and food safety issues have occurred in the food industry in the past, and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. Any report or publicity linking us or one of our franchisees to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenues and profits. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.

The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain, significantly increase our costs and/or lower margins for us and our franchisees.

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events.

Unforeseen events, such as adverse weather conditions, natural disasters or catastrophic events, can adversely impact our restaurant sales. Natural disasters such as earthquakes, hurricanes, and severe adverse weather conditions and health pandemics, such as the outbreak of the H1N1 flu, whether occurring in the United States or abroad, can keep customers in the affected area from dining out and result in lost opportunities for our restaurants. For example, worldwide comparable sales in January and February 2010 were severely impacted by inclement weather conditions in the Northeast U.S. and Europe, while the outbreak of the H1N1 flu pandemic in Mexico during fiscal 2009 resulted in the temporary closure of many of our restaurants in and around Mexico City and adversely affected our revenues and financial results. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in restaurant operating losses.

Shortages or interruptions in the availability and delivery of food, beverages and other supplies may increase costs or reduce revenues.

We and our franchisees are dependent upon third parties to make frequent deliveries of perishable food products that meet our specifications. Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Such shortages or disruptions could be caused by inclement weather, natural disasters such as floods, drought and hurricanes, increased demand, problems in production or distribution, the inability of our vendors to obtain credit, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control. A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to restaurant operations.

Four distributors service approximately 85% of our U.S. system restaurants and in many of our international markets, including the U.K., we have a sole distributor that delivers products to all of our restaurants. Our distributors operate in a competitive and low-margin business environment. If one of our principal distributors is in financial distress and therefore unable to continue to supply us and our franchisees with needed products, we may need to take steps to ensure the continued supply of products to restaurants in the affected markets, which could result in increased costs to distribute needed products. If a principal distributor for our Company restaurants and/or our franchisees fails to meet its service requirements for any reason, it could lead to a disruption of service or supply until a new distributor is engaged, which could have an adverse effect on our business.

The loss of key management personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

The success of our business to date has been, and our continuing success will be, dependent to a large degree on the continued services of our executive officers, including John Chidsey, our Chairman and Chief Executive Officer; Natalia Franco, our new Global Chief Marketing Officer; Ben Wells, our Chief Financial Officer; Charles M. Fallon, Jr., our President, North America; and other key personnel who have extensive experience in the franchising and food industries. If we lose the services of any of these key personnel and fail to manage a smooth transition to new personnel, our business could suffer.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates; changes in the valuation of deferred tax assets and liabilities; continued losses in certain international Company restaurant markets that could trigger a valuation allowance or negatively impact our ability to utilize foreign tax credits to offset our U.S. income taxes; changes in tax laws; the outcome of income tax audits in various jurisdictions around the world; sales of Company restaurants to franchisees; and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. In Mexico, we may at some point be required to apply the IETU or “flat tax” to our Mexico operations, which would result in a material write-down of our deferred tax assets related to Mexico, an increase in our deferred tax liabilities and an increased consolidated effective tax rate. We regularly review our deferred tax assets for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences, and we regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. In 2009, the Obama administration proposed legislation that would change how U.S. multinational corporations are taxed on their foreign income. If such legislation is enacted, it may have a material adverse impact to our tax rate and, in turn, our profitability.

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

Leasing and ownership of a significant portfolio of real estate exposes us and our franchisees to possible liabilities and losses.

Many of our Company and franchise restaurants are presently located on leased premises. As leases underlying our Company and franchisee restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our sales and our brand building initiatives could be adversely affected.

We generally cannot cancel these leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand, which represents 32% of the total assets on our balance sheet as of June 30, 2010, and we believe that our brand is very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

As of June 30, 2010, we had total indebtedness under our senior secured credit facility of $753.7 million, of which $87.5 million was under Term Loan A and $666.2 million was under Term Loan B-1. The maturity dates of Term Loan A, Term Loan B-1 and any future amounts borrowed under the revolving credit facility are June 30, 2011, June 30, 2012, and June 30, 2011, respectively. Our indebtedness could have important consequences to you.

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

Our revolving credit facility provides for the issuance of letters of credit and, at June 30, 2010, we had $34.2 million of irrevocable standby letters of credit outstanding under the revolving credit facility. The beneficiaries under these letters of credit generally require expiration dates of one year. Since our revolving credit facility is scheduled to mature within one year, letter of credit beneficiaries could require us to provide cash deposits to replace the standby letters of credit we issued under our revolving credit facility. In such case, we would need to dedicate a significant amount of cash to satisfy these obligations, which would reduce the capital available for our strategic initiatives and other purposes.

In addition, our senior secured credit facility permits us to incur substantial additional indebtedness in the future. As of June 30, 2010, we had $115.8 million, net of the outstanding letters of credit referred to above, available to us for additional borrowing under our $150.0 million revolving credit facility portion of our senior secured credit facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.

We anticipate refinancing the indebtedness under our senior secured credit facility before the maturity date in June 2011. Current economic conditions have adversely impacted the availability, cost and terms of debt financing. There can be no assurance that we will be able to refinance our senior secured credit facility on terms as favorable as our current senior secured credit facility, on commercially acceptable terms, or at all.

In addition, if we refinance this indebtedness before its maturity, we may not be able to re-designate the current interest rate swaps which are linked to the maturities of our senior debt as accounting hedges for new floating rate obligations, or the swap instruments may be terminated by our counterparties. In the event we are unable to re-designate our existing interest rate swap instruments as accounting hedges for new floating rate obligations, or in the event that our counterparties exercise their right to terminate the swap instruments, we could be required to accelerate the income statement recognition of this obligation at that time, accelerate cash payments to counterparties, or both. At June 30, 2010, our aggregate obligation resulting from the interest rate swaps was $26.1 million.

If we are unable to refinance our senior secured credit facility, we cannot guarantee that we will generate enough cash flow from operations or be able to obtain enough capital to repay our indebtedness, fund the letters of credit and bonds necessary for the operation of our business or fund our planned capital expenditures. In such event, we may need to close or sell restaurants, reduce the number and/or frequency of restaurant openings, slow our reimaging of Company restaurants, issue common stock or securities convertible into common stock or issue debt securities to repay our indebtedness. If implemented, these actions could negatively impact our business or dilute our existing stockholders.

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

Under our senior secured credit facility, a “change in control” occurs if any person or group, other than the private equity funds controlled by the Sponsors, acquires more than (1) 25% of our equity value and (2) the equity value controlled by the Sponsors. A change in control is an event of default under our senior secured credit facility. The Sponsors currently control, in the aggregate, approximately 31% of our equity value, and it would be possible for another person or group to effect a “change in control” without our consent. If a change in control were to occur, the banks would have the ability to terminate any commitments under the facility and/or accelerate all amounts outstanding. We may not be able to refinance such outstanding commitments on commercially reasonable terms, or at all. If we were not able to pay such accelerated amounts, the banks under the senior secured credit facility would have the right to foreclose on the stock of BKC and certain of its subsidiaries.

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

In addition, activist groups, including animal rights activists and groups acting on behalf of franchisees, the workers who work for our suppliers and others, have in the past, and may in the future, use pressure tactics to generate adverse publicity about us by alleging, for example, inhumane treatment of animals by our suppliers, deforestation of the rainforest by our suppliers, poor working conditions or unfair purchasing policies. These groups may be able to coordinate their actions with other groups, threaten strikes or boycotts or enlist the support of well-known persons or organizations in order to increase the pressure on us to achieve their stated aims. In the future, these actions or the threat of these actions may force us to change our business practices or pricing policies, which may have a material adverse effect on our business, results of operations and financial condition.

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

Many governmental bodies, particularly those in the United States, the U.K. and Spain, have considered or begun to enact legislation to regulate high-fat, high-calorie and high-sodium foods as a way of combating concerns about obesity and health. Public interest groups have also focused attention on the marketing of high-fat, high-calorie and high-sodium foods to children in a stated effort to combat childhood obesity. Further, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. We have made voluntary commitments to change our advertising to children under the age of 12 in the United States and European Union. Regulators in Canada and in other countries are proposing to take steps to reduce the level of exposure to acrylamide, a potential carcinogen that naturally occurs in the preparation of foods such as french fries. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our foods. The cost of complying with these regulations could increase our expenses and the negative publicity arising from such legislative initiatives could reduce our future sales.

Changes in governmental regulations may adversely affect restaurant operations and our financial results.

In the United States, each of our Company and franchise restaurants is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located. State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations. In many of our markets, including the United States and Europe, we are subject to increasing regulation regarding our operations, which may significantly increase our cost of doing business. In developing markets, we face the risks associated with new and untested laws and judicial systems. Among the more important regulatory risks regarding our operations we face are the following:

•	the impact of the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, family leave mandates and a variety of other laws enacted by states that govern these and other employment matters;

•	the impact of immigration and other local and foreign laws and regulations on our business;

•	disruptions in our operations or price volatility in a market that can result from governmental actions, including price controls, currency and repatriation controls, limitations on the import or export of commodities we use or government-mandated closure of our or our vendors’ operations;

•	the impact of recent efforts to require the listing of specified nutritional information on menus and menu boards on consumer demand for our products;

•	the risks of operating in foreign markets in which there are significant uncertainties, including with respect to the application of legal requirements and the enforceability of laws and contractual obligations; and

•	the impact of costs of compliance with privacy, consumer protection and other laws, the impact of costs resulting from consumer fraud and the impact on our margins as the use of cashless payments increases.

We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. Various state and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines, other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by our franchisees based upon alleged violations of these laws.

The Americans with Disabilities Act, or ADA, prohibits discrimination on the basis of disability in public accommodations and employment. We have, in the past, been required to make certain modifications to our restaurants pursuant to the ADA. We recently settled a lawsuit regarding alleged ADA violations in 10 of the Burger King restaurants that we lease to franchisees in California, and the plaintiffs in that case have indicated that they intend to pursue litigation over the remaining 86 restaurants that we currently lease or leased in California. In addition, future mandated modifications to our facilities to make different accommodations for disabled persons and modifications required under the ADA could result in material unanticipated expense to us and our franchisees.

If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our and our franchisees’ capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

We are subject to risks related to the provision of employee health care benefits.

We use a combination of insurance and self-insurance for workers’ compensation coverage and health care plans. We record expenses under those plans based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums and expected health care trends. These estimates are then adjusted each year to reflect actual costs incurred. Actual costs under these plans are subject to variability that is dependent upon participant enrollment, demographics, and the actual costs of claims made. In the event our cost estimates differ from actual costs, we could incur additional unplanned health care costs, which could adversely impact our financial condition.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. Among other things, the health reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business and the businesses of our U.S. franchisees over the coming years. Possible adverse effects of the health reform legislation include reduced revenues, increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected. Our U.S. franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation, results of operation and financial condition.

In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, franchisees, vendors and consumers, including social security numbers, banking and tax ID information, health care information and credit card information. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of employee, consumer or franchisee privacy. A major breach, theft or loss of personal information regarding our employees and their families, our franchisees, vendors or consumers that is held by us or our vendors could result in substantial fines, penalties and potential litigation against us which could negatively impact our results of operations and financial condition. Furthermore, as a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.

Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.

We rely heavily on our computer systems and network infrastructure across our operations including, but not limited to, point-of-sale processing at our restaurants. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations which could have a material adverse effect on our financial condition and results of operations. Furthermore, to the extent that some our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach.

In addition, a number of our systems and processes are not fully integrated worldwide and, as a result, require us to manually estimate and consolidate certain information that we use to manage our business. To the extent that we are not able to obtain transparency into our operations from our systems, it could impair the ability of our management to react quickly to changes in the business or economic environment.

Our current principal stockholders own a significant amount of our common stock and have certain contractual rights to appoint directors, which will allow them to significantly influence all matters requiring shareholder approval.

The private equity funds controlled by the Sponsors beneficially own approximately 31% of our outstanding common stock. In addition, three of our 10 directors are representatives of the private equity funds controlled by the Sponsors, although each Sponsor retains the right to nominate two directors, subject to reduction and elimination based on their respective stock ownership percentage. In addition, with respect to each committee of our board other than the audit committee, each Sponsor has the right to appoint at least one director to each committee, for Sponsor directors to constitute a majority of the membership of each committee (subject to NYSE requirements) and for the chairman of each committee to be a Sponsor director until the private equity funds controlled by the Sponsors collectively own less than 30% of our outstanding common stock. As a result of these contractual rights, the Sponsors will continue to have significant influence over many of our corporate actions or our decision to enter into any corporate transaction. Furthermore, such concentration of voting power could have the effect of influencing or preventing a change of control or other business combination or any other transaction that requires the approval of stockholders, regardless of whether or not other stockholders believe that such transaction is in their own best interests.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock, subject to NYSE requirements. Our board also has the authority to issue debt convertible into shares of common stock. Issuances of common stock, voting preferred stock or convertible debt could reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

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

The following table presents information regarding our restaurant properties as of June 30, 2010:

		Leased
			Building/
			Land &	Total
	Owned(1)	Land	Building	Leases	Total

United States and Canada:
Company restaurants	322	210	455	665	987
Franchisee-operated properties	457	318	206	524	981
Non-operating restaurant locations	30	13	15	28	58
Offices and other(2)	—	—	6	6	6

Total	809	541	682	1,223	2,032

International:
Company restaurants	18	15	367	382	400
Franchisee-operated properties	3	4	88	92	95
Non-operating restaurant locations	1	—	10	10	11
Offices and other(2)	1	—	11	11	12

Total	23	19	476	495	518

(1)	Owned refers to properties where we own the land and the building.

(2)	Other properties include a consumer research center and storage facilities.

Item 3.	Legal Proceedings

Ramalco Corp. et al. v. Burger King Corporation, No. 09-43704CA05 (Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida). On July 30, 2008, we were sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. The court dismissed plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. However, BKC’s motion to dismiss the plaintiff’s amended complaint is still before the court.

Castenada v. Burger King Corp. and Burger King Holdings, Inc., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In April 2010, the Company received a demand from the law firm representing the plaintiffs in the class action lawsuit, notifying the Company that the firm was prepared to bring a class action covering the other restaurants. If a lawsuit is filed, the Company intends to vigorously defend against all claims in the lawsuit, but the Company is unable to predict the ultimate outcome of this litigation.

National Franchisee Association v. Burger King Corporation, No. 09-CV-23435 (U.S. District Court for the Southern District of Florida) and Family Dining, Inc. v. Burger King Corporation, No. 10-CV-21964 (U.S. District Court for the Southern District of Florida). The National Franchisee Association, Inc. and several individual franchisees filed these class action lawsuits on November 10, 2009, and June 15, 2010, respectively, claiming to represent Burger King franchisees. The lawsuits seek a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK® Value Menu sold by the franchisees, specifically the 1/4 lb. Double Cheeseburger and the Buck Double. The Family Dining case also seeks monetary damages for financial loss incurred by franchisees who were required to sell those products for no more than $1.00. In May 2010, the court entered an order in the NFA v. BKC case granting in part BKC’s motion to dismiss. The court held that BKC had the authority under its franchise agreements to set maximum prices but that, for purposes of a motion to dismiss, the NFA had asserted a “plausible” claim that BKC’s decision may not have been made in good faith. Both cases have been consolidated in front of the same judge. While the Company believes its decision to put the 1/4 lb. Double Cheeseburger and the Buck Double on the BK Value Menu was made in good faith, the Company is unable to predict the ultimate outcome of these cases.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock trades on the New York Stock Exchange under the symbol “BKC.” Trading of our common stock commenced on May 18, 2006, following the completion of our initial public offering. Prior to that date, no public market existed for our common stock. As of August 19, 2010, there were approximately 524 holders of record of our common stock. The following table sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange and dividends declared per share of common stock for each of the quarters in fiscal 2010 and fiscal 2009:

	2010			2009
Dollars per Share:	High	Low	Dividend	High	Low	Dividend

First Quarter	$19.50	$15.61	$0.0625	$30.95	$22.77	$0.0625
Second Quarter	$19.13	$16.63	$0.0625	$24.93	$16.56	$0.0625
Third Quarter	$21.51	$17.10	$0.0625	$24.48	$19.21	$0.0625
Fourth Quarter	$22.19	$16.80	$0.0625	$24.10	$15.85	$0.0625

Issuer Purchases of Equity Securities

The following table presents information related to the repurchase of our common stock during the three months ended June 30, 2010:

				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value) of
	Total Number		Purchased as Part of	Shares That May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under
Period	Purchased(1)	Paid per Share	Plans or Programs(2)	the Plans or Programs(2)

April 1-30, 2010	—	—	—	$200,000,000
May 1-31, 2010	15,366	$20.07	—	$200,000,000
June 1-30, 2010	—	—	—	$200,000,000

Total	15,366	$20.07	—	$200,000,000

(1)	All shares purchased were in connection with the Company’s obligation to withhold from restricted stock and option awards the amount of federal withholding taxes due in respect of such awards.

(2)	On March 4, 2009, the Company’s Board of Directors authorized a $200.0 million share repurchase program pursuant to which the Company would repurchase shares directly in the open market consistent with the Company’s insider trading policy and also repurchase shares under plans complying with Rule 10b5-1 under the Exchange Act during periods when the Company may be prohibited from making direct share repurchases under such policy. The program expires on December 31, 2010. To date, we have not repurchased any shares under the new program.

Dividend Policy

During each quarter of fiscal 2009 and 2010, we paid a quarterly cash dividend of $0.0625 per share. Although we do not have a dividend policy, we elected to pay a cash dividend in each of these quarters because we generated strong cash flow during these periods, and we expect our cash flow to continue to strengthen.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding equity awards outstanding under our compensation plans as of June 30, 2010 (amounts in thousands):

(b)
		Weighted-	(c)
	(a)	Average Exercise	Number of
	Number of	Price of	Securities Remaining Available for
	Securities to be Issued Upon	Outstanding	Future Issuance under Equity
	Exercise of Outstanding	Options, Warrants	Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	and Rights	Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders:
Burger King Holdings, Inc.
Omnibus Incentive Plan	3,704.7	$17.10	2,670.4
Burger King Holdings, Inc.
Equity Incentive Plan	4,297.8	$17.24	935.1
Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	8,002.5		3,605.5

Included in the 8.0 million total number of securities in column (a) above are approximately 1.6 million restricted stock units, performance-based restricted stock and stock units and deferred stock. The weighted average exercise price in column (b) is based only on stock options as restricted stock units, performance-based restricted stock awards and deferred stock awards have no exercise price. The Company does not currently have warrants or rights outstanding.

Stock Performance Graph

This graph compares the cumulative total return of the Company’s common stock to the cumulative total return of the S&P 500 Stock Index and the S&P Restaurant Index for the period from May 18, 2006 through June 30, 2010, the last trading day of the Company’s fiscal year. The graph assumes an investment in the Company’s common stock and the indices of $100 at May 18, 2006 and that all dividends were reinvested.

	5/18/2006	6/30/2006	6/29/2007	6/30/2008	6/30/2009	6/30/2010
BKC	$100	$90	$151	$155	$101	$100
S&P 500 Index	$100	$101	$122	$106	$78	$89
S&P Restaurant Index	$100	$100	$122	$122	$124	$155

All amounts rounded to nearest dollar.

Item 6.	Selected Financial Data

The following tables present selected consolidated financial and other data for each of the periods indicated. The selected historical financial data as of June 30, 2010 and 2009 and for the fiscal years ended June 30, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements and the notes thereto included in this report. The selected historical financial data for fiscal years ended June 30, 2007 and 2006 have been derived from our audited consolidated financial statements and the notes thereto, which are not included in this report.

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

	For the Fiscal Years Ended June 30,
	2010	2009	2008	2007	2006
	(In millions, except per share data)

Income Statement Data:
Revenues:
Company restaurant revenues	$1,839.3	$1,880.5	$1,795.9	$1,658.0	$1,515.6
Franchise revenues	549.2	543.4	537.2	459.5	419.8
Property revenues	113.7	113.5	121.6	116.2	112.4

Total revenues	2,502.2	2,537.4	2,454.7	2,233.7	2,047.8
Company restaurant expenses:
Food, paper and product costs	585.0	603.7	564.3	499.3	469.5
Payroll and employee benefits	568.7	582.2	534.7	492.1	446.3
Occupancy and other operating costs	461.1	457.8	439.0	418.0	380.1

Total Company restaurant expenses	1,614.8	1,643.7	1,538.0	1,409.4	1,295.9
Selling, general and administrative expenses(1),(3)	495.8	494.3	501.0	473.5	487.9
Property expenses	59.4	58.1	62.1	60.6	57.4
Fees paid to affiliates(2)	—	—	—	—	38.9
Other operating (income) expenses, net(3)	(0.7)	1.9	(0.6)	(4.4)	(3.6)

Total operating costs and expenses	2,169.3	2,198.0	2,100.5	1,939.1	1,876.5
Income from operations	332.9	339.4	354.2	294.6	171.3
Interest expense, net	48.6	54.6	61.2	67.0	72.0
Loss on early extinguishment of debt	—	—	—	0.8	17.8

Income before income taxes	284.3	284.8	293.0	226.8	81.5
Income tax expense	97.5	84.7	103.4	78.7	54.4

Net income	$186.8	$200.1	$189.6	$148.1	$27.1

Earnings per share — basic	$1.38	$1.48	$1.40	$1.11	$0.24
Earnings per share — diluted	$1.36	$1.46	$1.38	$1.08	$0.24
Weighted average shares outstanding- basic	135.4	134.8	135.1	133.9	110.3
Weighted average shares outstanding- diluted	137.2	136.8	137.6	136.8	114.7
Cash dividends per common share(4)	$0.25	$0.25	$0.25	$0.13	$3.42

	For the Fiscal Years Ended June 30,
	2010	2009	2008	2007	2006
	(In millions)

Other Financial Data:
Net cash provided by operating activities	$310.4	$310.8	$243.4	$110.4	$67.0
Net cash used for investing activities	(134.9)	(242.0)	(199.3)	(77.4)	(66.7)
Net cash used for financing activities	(96.9)	(105.5)	(62.0)	(126.9)	(172.6)
Capital expenditures	150.3	204.0	178.2	87.3	85.1
EBITDA(5)	$444.6	$437.5	$449.8	$383.4	$259.2

	As of June 30,
	2010	2009
	(In millions)

Balance Sheet Data:
Cash and cash equivalents	$187.6	$121.7
Total assets	2,747.2	2,707.1
Total debt and capital lease obligations	826.3	888.9
Total liabilities	1,618.8	1,732.3
Total stockholders’ equity	$1,128.4	$974.8

	For the Fiscal Years Ended June 30,
	2010	2009	2008	2007	2006

Other Operating Data:
Comparable sales growth(6)(7)(8)	(2.3)%	1.2%	5.4%	3.4%	1.9%
Sales growth(6)(7)	2.1%	4.2%	8.3%	4.9%	2.1%
Average restaurant sales (in thousands)(7)	$1,244	$1,259	$1,301	$1,193	$1,126

	For the Fiscal Years Ended June 30,
	2010	2009	2008

Segment Data:
Company restaurant revenues (in millions):
United States and Canada	$1,289.5	$1,331.8	$1,171.9
EMEA/APAC(9)	489.2	488.6	554.9
Latin America(10)	60.6	60.1	69.1

Total company restaurant revenues	$1,839.3	$1,880.5	$1,795.9

Company restaurant expenses as a percentage of revenue:
United States and Canada
Food, paper and products costs	32.5%	33.0%	32.5%
Payroll and employee benefits	31.1%	31.1%	30.5%
Occupancy and other operating costs	23.2%	23.1%	23.1%

Total Company restaurant expenses	86.8%	87.2%	86.1%

EMEA/APAC(9)
Food, paper and products costs	29.0%	28.8%	28.5%
Payroll and employee benefits	32.8%	32.7%	30.5%
Occupancy and other operating costs	29.6%	27.3%	27.1%

Total Company restaurant expenses	91.4%	88.8%	86.1%

Latin America(10)
Food, paper and products costs	38.9%	38.4%	36.7%
Payroll and employee benefits	12.2%	12.3%	11.8%
Occupancy and other operating costs	29.4%	29.7%	26.1%

Total Company restaurant expenses	80.5%	80.4%	74.6%

Worldwide
Food, paper and products costs	31.8%	32.1%	31.4%
Payroll and employee benefits	30.9%	31.0%	29.8%
Occupancy and other operating costs	25.1%	24.3%	24.5%

Total Company restaurant expenses	87.8%	87.4%	85.7%

	For the Fiscal Years Ended June 30,
	2010	2009	2008

Franchise revenues (in millions)(11):
United States and Canada	$314.6	$323.1	$317.9
EMEA/APAC(9)	186.2	173.4	173.0
Latin America(10)	48.4	46.9	46.3

Total franchise revenues	$549.2	$543.4	$537.2

Income from operations (in millions):
United States and Canada	$346.7	$345.7	$349.7
EMEA/APAC(9)	84.6	83.6	91.8
Latin America(10)	38.2	37.8	41.4
Unallocated(12)	(136.6)	(127.7)	(128.7)

Total income from operations	$332.9	$339.4	$354.2

(1)	Selling, general and administrative expenses for fiscal 2006 includes compensation expense and taxes related to a $34.4 million compensatory make-whole payment made on February 21, 2006 to holders of options and restricted stock unit awards, primarily members of senior management.

(2)	Fees paid to affiliates consist of management fees we paid to the Sponsors under a management agreement. Fees paid to affiliates in fiscal 2006 also include a $30.0 million fee that we paid to terminate the management agreement with the Sponsors.

(3)	See Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10- K for information about reclassification of the net (gains) losses related to change in value of the investments held in a rabbi trust (the “rabbi trust”) from other operating (income) expenses, net to Selling, General and Administrative expenses for the fiscal years ended June 30, 2009 and 2008. The net (gains) losses related to the change in value of these investments are fully offset by the increase (decrease) in deferred compensation, in selling, general and administrative expenses in the accompanying consolidated statements of income. For the fiscal years ended June 30, 2009 and 2008, we reclassified $3.9 million and $1.5 million of loss, respectively, from other operating (income) expenses, net to Selling, General and Administrative expenses related to the reclassification.

(4)	The cash dividend paid in fiscal 2006 represents a special dividend paid prior to our initial public offering.

(5)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. We also use EBITDA as a measure to calculate certain incentive based compensation and certain financial covenants related to our credit facility and as a factor in our tangible and intangible asset impairment test. Management believes EBITDA is a useful measure of operating performance.

The following table is a reconciliation of our net income to EBITDA:

	For the Fiscal Years Ended June 30,
	2010	2009	2008	2007	2006
	(In millions)

Net income	$186.8	$200.1	$189.6	$148.1	$27.1
Interest expense, net	48.6	54.6	61.2	67.0	72.0
Loss on early extinguishment of debt	—	—	—	0.8	17.8
Income tax expense	97.5	84.7	103.4	78.7	54.4
Depreciation and amortization	111.7	98.1	95.6	88.8	87.9

EBITDA	$444.6	$437.5	$449.8	$383.4	$259.2

(6)	Comparable sales growth and sales growth are analyzed on a constant currency basis, which means they are calculated using by translating current year results at prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.

(7)	Unless otherwise stated, comparable sales growth, sales growth and average restaurant sales are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Measures.”

(8)	Comparable sales growth refers to the change in restaurant sales in one period from a comparable period for restaurants that have been open for thirteen months or longer.

(9)	Refers to our operations in Europe, the Middle East, Africa and Asia Pacific.

(10)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(11)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $13.1 billion, $12.8 billion and $12.9 billion for fiscal 2010, 2009, and 2008, respectively. Franchise sales are sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues.

(12)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, and supply chain management, which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

Burger King Holdings, Inc. and Subsidiaries Restaurant Count

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	As of June 30,
			Increase/
	2010	2009	(Decrease)
	(Unaudited)

Number of Company restaurants:
U.S. & Canada	987	1,043	(56)
EMEA/APAC	303	294	9
Latin America	97	92	5

Total Company restaurants	1,387	1,429	(42)

Number of franchise restaurants:
U.S. & Canada	6,562	6,491	71
EMEA/APAC	3,184	3,019	165
Latin America	1,041	986	55

Total franchise restaurants	10,787	10,496	291

Number of system-wide restaurants:
U.S. & Canada	7,549	7,534	15
EMEA/APAC	3,487	3,313	174
Latin America	1,138	1,078	60

Total system-wide restaurants	12,174	11,925	249

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to fiscal 2011, fiscal 2010, fiscal 2009 and fiscal 2008 in this section are to our fiscal year ending June 30, 2011 and our fiscal years ended June 30, 2010, 2009 and 2008, respectively. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means that these measures include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 90% of our current system-wide restaurants are franchised.

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

Approximately 90% of our current restaurants are franchised, but we expect the percentage of franchise restaurants to increase significantly as we implement our portfolio management strategy of refranchising up to half of our Company restaurants within the next three to five years. The current 90/10 ratio of franchise restaurants to Company restaurants applies on a worldwide basis, but may not reflect the ratio of franchise restaurants to Company restaurants in any specific market or region. We believe that a restaurant ownership mix that is heavily weighted to franchise restaurants is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a base of Company restaurants to demonstrate credibility with franchisees in launching new initiatives. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

Our international operations are impacted by fluctuations in currency exchange rates. In Company markets located outside of the U.S., we generate revenues and incur expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized, and are impacted by changes in currency exchange rates. In many of our franchise markets, our franchisees pay royalties to us in currencies other than the local currency in which they operate; however, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in currency exchange rates. We review and analyze business results excluding the effect of currency translation and calculate certain incentive compensation for management and corporate level employees based on these results believing this better represents our underlying business trends.

Revenues

In fiscal 2010, segment revenues and income from operations, excluding unallocated corporate general and administrative expenses, were allocated as follows:

	Revenues	Income from Operations

Segment:
U.S. & Canada	68%	74%
EMEA/APAC	28%	18%
Latin America	4%	8%

Total	100%	100%

We generate revenues from three sources: retail sales at Company restaurants; franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid to us by our franchisees; and property income from restaurants that we lease or sublease to franchisees. In fiscal 2010, Company restaurant revenues and franchise revenues represented 73.5% and 22.0% of total revenues, respectively. The remaining 4.5% of total revenues was derived from property income.

Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. Furthermore, adverse weather conditions which typically occur in the winter months can have material adverse effects on restaurant sales. The timing of religious holidays may also impact restaurant sales.

Our sales are heavily influenced by brand advertising, menu selection and initiatives to improve restaurant operations. Company restaurant revenues are affected by comparable sales, timing of Company restaurant openings and closures, acquisitions by us of franchise restaurants and sales of Company restaurants to franchisees, or “refranchisings.” In fiscal 2010, franchise restaurants generated 87.7% of system-wide sales. We do not record franchise sales as revenues. However, royalties paid by franchisees are based on a percentage of franchise sales and are recorded as franchise revenues.

Expenses

Company restaurants incur three types of operating expenses: (i) food, paper and other product costs, which represent the costs of the products that we sell to customers in Company restaurants; (ii) payroll and employee benefits costs, which represent the wages paid to Company restaurant managers and staff, as well as the cost of their health insurance, other benefits and training; and (iii) occupancy and other operating costs, which represent rent, utility costs, insurance, repair and maintenance costs, depreciation for restaurant property and other operating costs. Company restaurant expenses exclude selling expenses and general and administrative expenses necessary to manage our Company restaurant portfolio. As average restaurant sales increase, we can leverage payroll and employee benefits costs and occupancy and other costs, resulting in a direct improvement in restaurant profitability. As a result, we believe our continued focus on increasing average restaurant sales will result in long-term improved profitability to our restaurants system-wide. However, a significant reduction in sales will result in sales deleverage, spreading fixed costs across a lower level of sales and causing downward pressure on our profitability.

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

Our selling, general and administrative expenses include the costs of field management for Company and franchise restaurants; costs of our operational excellence programs (including program staffing, training and Restaurant Food Safety certifications); corporate overhead, including corporate salaries and facilities; advertising and bad debt expenses, net of recoveries; and amortization of intangible assets. We believe that our current staffing and structure will allow us to expand our business globally without increasing general and administrative expenses significantly.

Property expenses include costs of depreciation and rent on properties we lease and sublease to franchisees.

Other operating (income) expenses, net include income and expenses that are not directly derived from the Company’s primary business such as gains and losses on asset and business disposals, write-offs associated with Company restaurant closures, impairment charges, charges recorded in connection with acquisitions of franchise operations, gains and losses on foreign currency transactions, gains and losses on foreign currency forward contracts and other miscellaneous items.

Fiscal 2010 Highlights

Highlights of our fiscal 2010 performance include:

•	continued acceleration of system-wide restaurant growth with 249 net new openings during fiscal 2010; positive net restaurant growth across all segments with over 90% of the increase realized outside of the United States and Canada;

•	worldwide revenues of $2.5 billion for fiscal 2010;

•	worldwide average restaurant sales for fiscal 2010 of $1.2 million system-wide, which includes the favorable impact of currency exchange rates of $15,000;

•	net growth of 15 restaurants in the United States and Canada, the third year in a row that we have increased our restaurant count in this segment;

•	worldwide system restaurant count of 12,174 at June 30, 2010, our highest restaurant count in the history of the brand;

•	entry into Russia with the opening of six restaurants in Moscow in fiscal 2010;

•	successful execution of our portfolio management strategy, including strategic acquisitions of 39 restaurants and 91 refranchisings;

•	continued focus on our barbell menu strategy with premium offerings such as the Steakhouse XT burger line and BK Fire-Grilled Ribs limited-time offer and affordable value offerings such as the 1/4 lb. Double Cheeseburger and Buck Double; and

•	paid down $67.7 million of debt and capital leases.

Key Business Measures

We use three key business measures as indicators of the Company’s operational performance: comparable sales growth, average restaurant sales and sales growth. These measures are important indicators of the overall direction, trends of sales and the effectiveness of the Company’s advertising, marketing and operating initiatives and the impact of these on the entire Burger King system. Comparable sales growth and sales growth are provided by reportable segments and are analyzed on a constant currency basis, which means they are calculated by translating current year results at prior year average exchange rates to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trend, without distortion from the effect of currency movements.

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

	For the
	Fiscal Years Ended
	June 30,
	2010	2009	2008
	(In constant currencies)

Company Comparable Sales Growth:
United States & Canada	(2.4)%	0.5%	2.6%
EMEA/APAC	(2.1)%	0.1%	3.8%
Latin America	(4.1)%	(3.2)%	1.8%
Total Company Comparable Sales Growth	(2.4)%	0.3%	2.9%
Franchise Comparable Sales Growth:
United States & Canada	(4.1)%	0.4%	5.8%
EMEA/APAC	1.2%	3.3%	5.6%
Latin America	(1.1)%	2.3%	4.5%
Total Franchise Comparable Sales Growth	(2.3)%	1.4%	5.7%
System-wide Comparable Sales Growth:
U.S. & Canada	(3.9)%	0.4%	5.4%
EMEA/APAC	0.8%	2.9%	5.4%
Latin America	(1.3)%	1.9%	4.3%
Total System-wide Comparable Sales Growth	(2.3)%	1.2%	5.4%

Negative worldwide comparable sales growth of 2.3% (in constant currencies) for the fiscal year ended June 30, 2010, was primarily driven by negative comparable sales growth in the U.S. and Canada segment, resulting from continued macroeconomic weakness, including high levels of unemployment and underemployment, and lower average check as consumer purchases shifted toward value menu options and value promotions in the U.S., such as the 1/4 lb. Double Cheeseburger, Buck Double and $1 BK Breakfast Muffin Sandwich promotions. These factors were partially offset by increased traffic and the successful introduction of higher-priced premium products, such as the Steakhouse XT burger line, BK Fire-Grilled Ribs limited-time offer and BKtm Breakfast Bowl. In addition, worldwide comparable sales growth for the fiscal year was adversely affected by negative comparable sales growth in the Latin America segment and adverse weather conditions in the U.S., U.K. and Germany, which severely impacted sales and traffic during the months of January and February. Negative comparable sales growth in the U.S. and Canada and Latin America segments was partially offset by positive comparable sales growth in EMEA/APAC, primarily driven by positive comparable sales growth in Spain, the UK, Turkey, Australia and New Zealand, partially offset by negative comparable sales growth in Germany.

Negative comparable sales growth in the U.S. and Canada of 3.9% (in constant currencies) for the fiscal year ended June 30, 2010, continued to be negatively impacted by high levels of unemployment and weak consumer confidence. As a result, we experienced lower average check as consumers shifted purchases to value menu options and value promotions in the U.S., partially offset by positive traffic in the U.S., primarily due to the 1/4 lb. Double Cheeseburger and Buck Double promotions. Adverse weather conditions in the U.S. also severely impacted sales during the months of January and February. During the period, we featured two multifaceted promotions with The Twilight Saga: New Moon and The Twilight Saga: Eclipse, which focused on broadening our brand’s appeal with female SuperFans, value-focused promotions, such as the $1 Whopper Jr.® sandwich, 2 for $4 Original Chicken sandwiches, Whopper® sandwich limited time offers and the roll-out of the premium Steakhouse XTtm burger line, as well as SuperFamily promotions including SpongeBob SquarePantstm, Planet 51tm , G.I. Joetm, Cloudy with a

Chance of Meatballstm, Transformerstm 2, Hoodwinked Tootm, The Spectacular Spidermantm, Polly Pockettm and Pinkalicioustm which were also leveraged across many international markets.

Positive comparable sales growth in EMEA/APAC of 0.8% (in constant currencies) for the fiscal year ended June 30, 2010, was driven by the strength of Spain, Turkey and our major APAC markets, including Australia, New Zealand and Korea. Comparable sales growth was positive despite the fact that Germany, one of our major markets in this segment, experienced negative comparable sales growth due to traffic declines caused by lower discretionary spending, weak consumer confidence and competitive factors. Although positive for the fiscal year, comparable sales growth in the U.K. was negative during second half of the year due to deteriorating macroeconomic conditions, adverse weather conditions and the fact that the U.K. market was lapping over strong comparable sales growth in the prior fiscal year. During the period, we focused in EMEA/APAC on promoting our barbell menu strategy with a combination of value and premium offerings, such as value-oriented King Dealstm, Stunner Dealstm and the Chili Cheese Burger limited time offer and higher margin premium products including the Chicken TenderCrisp® sandwich, Chicken TenderGrill® sandwich, Whopper® sandwich promotions and various limited time offers.

Negative comparable sales growth in Latin America of 1.3% (in constant currencies) for the fiscal year ended June 30, 2010, was the result of a decline in traffic compared to the prior fiscal year, particularly in Mexico and Central America, driven by continued adverse socioeconomic conditions. During the fiscal year we continued to leverage our barbell menu strategy with everyday branded value platforms such as Come Como Reytm (Eat Like a King), BKtm Ofertas (King Deals) and premium promotional products, such as the Bourbon Whopper® sandwich, in addition to the national launch of the Mega Angus XTtm sandwich in Mexico, the Transformerstm BBQ Stackticontm and Whopper® Furioso (aka Angry Whopper®) promotion burgers regionally, the Whopper® Jackpot sweepstakes as well as strong kids’ properties, such as Transformerstm, Pokémontm, G.I. Joetm, Cloudy with a Chance of Meatballstm, SpongeBob SquarePantstm, Planet 51tm and Iron Mantm 2.

Comparable sales growth in the United States and Canada for the fiscal year ended June 30, 2009, was driven primarily by our strategic pricing initiatives and barbell menu strategy focusing on premium products and value offerings. However, comparable sales for the period were negatively impacted by significant traffic declines during the third and fourth quarters, driven by continued adverse macroeconomic conditions, including higher unemployment, more customers eating at home and heavy discounting by other restaurant chains. Products and promotions featured during fiscal 2009 include BK Burger Shots® and BK Breakfast Shotstm, Whopper sandwich limited time offers, such as “Transform your Whopper,” the introduction of the new BK® Kids Meal (including Kraft® Macaroni and Cheese and BK® Fresh Apple Fries), the Angry Whoppertm sandwich, the Steakhouse Burger, the Spicy Chicken BK Wrapper® and the Whopper Virgins and Whopper Sacrifice marketing campaigns. SuperFamily promotions, such as Star Trektm, Transformerstm2, Pokémontm, Sponge Bob SquarePantstm, The Simpsonstm, iDogtm and a Nintendotm giveaway promotional tie-in with the BK® Crown Card, also contributed to positive comparable sales.

Comparable sales growth in EMEA/APAC for the fiscal year ended June 30, 2009, reflected positive sales performance in most major countries in this segment, with the exception of Germany, which experienced negative comparable sales growth during the period due to significant traffic declines in the third and fourth quarters caused by adverse economic conditions and heavy discounting by our major competitor in Germany. Positive comparable sales were driven primarily by our strategic pricing initiatives, operational improvements, value-driven promotions such as the King Deals in Germany, the U.K. and Spain and the Whopper sandwich and Whopper Jr. sandwich value meal promotions in Australia, as well as high quality premium products such as Whopper sandwich limited time offers throughout the segment, BK Fusiontm Real Ice Cream and the Long Chickentm sandwich limited time offer in Spain. SuperFamily promotions, such as The Simpsonstm, iDogtm, Crayolatm and Secret Palazztm, positively impacted comparable sales for the fiscal year. Comparable sales in EMEA/APAC for fiscal 2009 were negatively impacted by traffic declines during the third and fourth quarters, particularly in Germany.

Although comparable sales increased in Latin America for the fiscal year ended June 30, 2009, our sales performance was negatively impacted by significant traffic declines in the third and fourth quarters, particularly in Mexico, due to continued adverse socioeconomic conditions and the resulting slowdown in tourism, the H1N1 flu pandemic in Mexico and South America, the devaluation of local currencies and lower influx of remittances from the U.S. Comparable sales in fiscal 2009 were also adversely affected by softer performance in Puerto Rico due to the introduction of a VAT tax, which has negatively affected disposable income. Products and promotions featured during the fiscal year include the introduction of the Angry Whopper sandwich throughout the region, the Chipotle Whopper in Mexico, the BK® Stacker promotion in Argentina and Chile, the Crown Whopper Jr. and Whopper Jackpot sweepstakes in Puerto Rico, the Steakhouse Burger platform, including the Mushroom & Swiss Steakhouse Burger in Central America, Puerto Rico and the Caribbean and the new BK® Fish Wrap for the Lenten season. We continued to focus on value with the Come Como Rey (Eat Like a King) everyday value menu in Mexico, Central America and the Caribbean, the XL double burger value promotion in Argentina, Chile and the Dominican Republic and the double and triple Crown Whopper Jr. sandwich promotion in Puerto Rico. In addition, our regional Latin Billboard music promotion in selected markets in the region, the successful breakfast relaunch in Puerto Rico and strong kids properties such as Star Trektm, Pokémontm, Cabbage Patch Kidstm, Monster Jamtm and The Pink Panthertm positively impacted comparable sales.

Average Restaurant Sales

Average restaurant sales, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and also includes the impact of movement in currency exchange rates.

	For the
	Fiscal Years Ended June 30,
	2010	2009	2008
	(In thousands)

Average Restaurant Sales	$1,244	$1,259	$1,301

Our ARS decreased during fiscal 2010, primarily as a result of negative worldwide comparable sales growth of 2.3% (in constant currencies) partially offset by $15,000 favorable impact from the movement of currency exchange rates.

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

	For the
	Fiscal Years Ended
	June 30,
	2010	2009	2008
	(In constant currencies)

Sales Growth:
United States and Canada	(3.1)%	1.2%	6.0%
EMEA/APAC	13.1%	9.7%	12.6%
Latin America	4.8%	8.5%	13.1%
Total System-wide Sales Growth	2.1%	4.2%	8.3%

Worldwide sales growth for the fiscal year ended June 30, 2010 was positive, primarily as result of a net increase of 249 restaurants in fiscal 2010 and positive comparable sales growth in EMEA/APAC, partially offset by negative comparable sales growth in the U.S. and Canada and Latin America.

The U.S. and Canada experienced negative sales growth for the fiscal year ended June 30, 2010, reflecting the impact of negative comparable sales, partially offset by a net increase of 15 restaurants. We had 7,549 restaurants in the U.S. and Canada as of June 30, 2010, compared to 7,534 restaurants as of June 30, 2009, reflecting an increase in the number of restaurants of less than 1%.

Our sales growth in the United States and Canada for the fiscal year ended June 30, 2009 reflects comparable sales growth and the net increase in the number of restaurants. We had 7,534 restaurants in the United States and Canada as of June 30, 2009, compared to 7,512 restaurants as of June 30, 2008, reflecting a less than 1% increase in the number of restaurants.

EMEA/APAC demonstrated sales growth for the fiscal year ended June 30, 2010, reflecting openings of new restaurants and positive comparable sales, primarily driven by Spain, Turkey and our major APAC markets, including Australia, New Zealand and Korea. We had 3,487 restaurants in EMEA/APAC as of June 30, 2010, compared to 3,313 restaurants as of June 30, 2009, reflecting a 5% increase in the number of restaurants.

EMEA/APAC demonstrated sales growth for the fiscal year ended June 30, 2009, reflecting net openings of new restaurants and comparable sales growth in most major markets with the exception of Germany, where adverse macroeconomic conditions have resulted in negative comparable sales growth. We had 3,313 restaurants in EMEA/APAC as of June 30, 2009, compared to 3,051 restaurants as of June 30, 2008, a 9% increase in the number of restaurants.

Latin America experienced positive sales growth for the fiscal year ended June 30, 2010, reflecting openings of new restaurants, partially offset by negative comparable sales growth, primarily driven by Mexico. We had 1,138 restaurants in Latin America as of June 30, 2010, compared to 1,078 restaurants as of June 30, 2009, reflecting a 6% increase in the number of restaurants.

Latin America’s sales growth was driven by new restaurant openings and positive comparable sales for the fiscal year ended June 30, 2009. We had 1,078 restaurants in Latin America as of June 30, 2009, compared to 1,002 restaurants as of June 30, 2008, an 8% increase in the number of restaurants.

Results of Operations

The following table presents our results of operations for the periods indicated:

	For the Fiscal Years Ended June 30,
	2010	2009		2008
			Increase/		Increase/
	Amount	Amount	(Decrease)	Amount	(Decrease)
	(In millions, except percentages)

Revenues:
Company restaurant revenues	$1,839.3	$1,880.5	(2)%	$1,795.9	5%
Franchise revenues	549.2	543.4	1%	537.2	1%
Property revenues	113.7	113.5	0%	121.6	(7)%

Total revenues	2,502.2	2,537.4	(1)%	2,454.7	3%
Company restaurant expenses	1,614.8	1,643.7	(2)%	1,538.0	7%
Selling, general and administrative expenses(1)	495.8	494.3	0%	501.0	(1)%
Property expenses	59.4	58.1	2%	62.1	(6)%
Other operating (income) expenses, net(1)	(0.7)	1.9	NM	(0.6)	NM

Total operating costs and expenses	2,169.3	2,198.0	(1)%	2,100.5	5%
Income from operations	332.9	339.4	(2)%	354.2	(4)%
Interest expense, net	48.6	54.6	(11)%	61.2	(11)%

Income before income taxes	284.3	284.8	(0)%	293.0	(3)%
Income tax expense	97.5	84.7	15%	103.4	(18)%

Net income	$186.8	$200.1	(7)%	$189.6	6%

NM	Not meaningful

(1)	Certain prior year amounts have been reclassified from other operating (income) expense, net to selling, general and administrative expenses.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Revenues

Company restaurant revenues

Total Company restaurant revenues decreased by $41.2 million, or 2%, to $1,839.3 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily due to negative worldwide Company comparable sales growth of 2.4% (in constant currencies) for the period and the impact of a net decrease in the number of Company restaurants during the fiscal year ended June 30, 2010, principally due to the refranchising of 91 restaurants, primarily in the U.S. and Germany, during the fiscal year ended June 30, 2010. These factors were partially offset by a $15.1 million favorable impact from the movement of currency exchange rates for the period.

In the U.S. and Canada, Company restaurant revenues decreased by $42.3 million, or 3%, to $1,289.5 million, for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The decrease was the result of negative Company comparable sales growth in the U.S. and Canada segment of 2.4% (in constant currencies) for the fiscal year ended June 30, 2010, primarily driven by negative Company comparable sales growth in the U.S., partially offset by positive Company comparable sales growth in Canada. Company restaurant revenues also declined due to the impact of a net decrease in the number of Company restaurants during the fiscal year ended June 30, 2010 compared to the prior fiscal year, driven primarily by the refranchising of 54 restaurants in the U.S. during fiscal 2010. These factors were partially offset by the favorable impact of $12.2 million from the movement of currency exchange rates in Canada for the period.

Company restaurant revenues in EMEA/APAC remained relatively unchanged at $489.2 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, due to a $4.6 million favorable impact from the movement of currency exchange rates and the impact of a net increase in the number of Company restaurants during the fiscal year. These factors were partially offset by negative Company comparable sales growth in EMEA/APAC of 2.1% (in constant currencies), primarily driven by negative Company comparable sales growth in Germany, partially offset by positive Company comparable sales growth in China, Spain and the U.K.

In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $0.5 million, or 1%, to $60.6 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The increase was primarily the result of the impact of a net increase in the number of Company restaurants during the fiscal year ended June 30, 2010, partially offset by negative Company comparable sales growth of 4.1% (in constant currencies) and a $1.7 million unfavorable impact from the movement of currency exchange rates for the period.

Franchise revenues

Total franchise revenues increased by $5.8 million, or 1%, to $549.2 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. Total franchise revenues increased as a result of a $5.6 million favorable impact from the movement of currency exchange rates for the period, the impact of a net increase in the number of franchise restaurants during the fiscal year ended June 30, 2010 and a higher effective royalty rate in the U.S., partially offset by the unfavorable impact of negative worldwide franchise comparable sales growth of 2.3% (in constant currencies) for the period. Additionally, renewal franchise fees decreased by $3.2 million, or 31%, compared to the prior fiscal year, primarily due to fewer franchise agreement expirations and temporary extensions of expired franchise agreements in the U.S. Initial franchise fees decreased by $2.3 million, or 16%, compared to the prior fiscal year, due to fewer franchise restaurant openings, particularly in EMEA/APAC, primarily as a result of a slow-down in commercial construction due to the global recession.

In the U.S. and Canada, franchise revenues decreased by $8.5 million, or 3%, to $314.6 million for fiscal year ended June 30, 2010, compared to the prior fiscal year. The decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada segment of 4.1% (in constant currencies) for the fiscal year ended

June 30, 2010, and a reduction in renewal franchise fees of $2.9 million, or 31%, for the fiscal year ended June 30, 2010, compared to the prior fiscal year. Renewal franchise fees decreased primarily due to fewer franchise agreement expirations and temporary extensions of expired franchise agreements in the U.S. as discussed above. These factors were partially offset by the impact of a net increase in the number of franchise restaurants during the fiscal year ended June 30, 2010 as well as an increase in the effective royalty rate in the U.S. The impact from the movement of currency exchange rates was not significant in this segment for the period.

Franchise revenues in EMEA/APAC increased by $12.8 million, or 7%, to $186.2 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, due to positive franchise comparable sales growth in EMEA/APAC of 1.2% (in constant currencies), reflecting strong performance in markets such as Turkey, Spain, Italy, Australia, New Zealand, and Korea, a $4.3 million favorable impact from the movement of currency exchange rates and the impact of a net increase in the number of franchise restaurants during fiscal 2010. Partially offsetting these factors were negative franchise comparable sales growth in Germany and the Netherlands and a $2.0 million decrease in initial franchise fees due to fewer franchise restaurant openings compared to the prior fiscal year.

Latin America franchise revenues increased by $1.5 million, or 3%, to $48.4 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The increase was primarily the result of the favorable impact of $0.7 million from the movement of currency exchange rates for the fiscal year ended June 30, 2010, and the impact of a net increase in the number of franchise restaurants during fiscal 2010.

Property Revenues

Total property revenues for the fiscal year ended June 30, 2010, remained relatively unchanged compared to the prior fiscal year, reflecting the net effect of changes to our property portfolio, which includes the impact of refranchising certain Company restaurants and opening new restaurants leased or subleased to franchisees, offset by reduced revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S.

In the U.S. and Canada, property revenues increased by $3.0 million, or 3%, to $91.1 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The increase was primarily due to an increase in the number of properties in our property portfolio in the U.S. during the fiscal year, resulting primarily from refranchisings and the favorable impact of $0.5 million from the movement of currency exchange rates in Canada, partially offset by decreased revenues from percentage rents resulting from negative franchise comparable sales growth in the U.S.

Property revenues in EMEA/APAC decreased by $2.8 million, or 11%, to $22.6 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The decrease was primarily driven by a reduction in the number of properties in our property portfolio and a $0.3 million unfavorable impact from the movement of currency exchange rates for the period.

Operating Costs and Expenses

Food, paper and product costs

Total food, paper and product costs decreased by $18.7 million, or 3%, to $585.0 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily due to the reduction in Company restaurant revenues discussed above and net decreases in commodity costs in the U.S. and Canada segment for the fiscal year. These factors were partially offset by the unfavorable impact from the movement of currency exchange rates of $4.6 million. As a percentage of Company restaurant revenues, total food, paper and product costs decreased by 0.3% to 31.8% for the fiscal year ended June 30, 2010, primarily due to lower commodity costs in the U.S. and Canada segment and the benefits realized from strategic pricing initiatives across all segments.

In the U.S. and Canada, food, paper and product costs decreased by $20.4 million, or 5% to $419.6 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The decrease was primarily due to the reduction in Company restaurant revenues discussed above and lower commodity costs in the U.S. for the fiscal year. These factors were partially offset by the unfavorable impact from the movement of currency exchange rates in Canada of $4.0 million. Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues decreased by 0.5% to 32.5%, primarily due to lower commodity costs and the benefits realized from strategic pricing initiatives.

In EMEA/APAC, food, paper and product costs increased by $1.2 million, or 1%, to $141.8 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily due to the unfavorable impact from the movement of currency exchange rates of $1.3 million and a net increase in the number of Company restaurants during the fiscal year ended June 30, 2010. Food, paper and product costs as a percentage of Company restaurant revenues remained relatively unchanged at 29.0%.

In Latin America, food, paper and product costs increased $0.5 million, or 2%, to $23.6 million for the fiscal year ended June 30, 2010, compared to the same period in the prior year, primarily as a result of the increase in Company restaurant revenues discussed above and the favorable impact from the movement of currency exchange rates of $0.7 million, partially offset by increased commodity costs. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.5% to 38.9%, primarily as a result of the higher commodity costs noted above, partially offset by the benefits realized from strategic pricing initiatives.

Payroll and employee benefits costs

Total payroll and employee benefits costs decreased by $13.5 million, or 2%, to $568.7 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The decrease was primarily due to efficiencies gained from improvements in variable labor controls and scheduling in our U.S. and Canada segment and a net decrease in the number of Company restaurants during the fiscal year ended June 30, 2010, partially offset by the unfavorable impact from the movement of currency exchange rates of $5.2 million. As a percentage of Company restaurant revenues, total payroll and employee benefits costs remained relatively unchanged at 30.9% during the fiscal year ended June 30, 2010. The adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales across all segments was offset by the improvements in variable labor controls and scheduling in our U.S. and Canada segment as noted above and labor efficiencies in our EMEA/APAC segment.

In the U.S. and Canada, payroll and employee benefits costs decreased by $14.1 million, or 3%, to $400.8 million for the fiscal year ended June 30, 3010, compared to the prior fiscal year, primarily due to a net decrease in the number of Company restaurants and efficiencies gained from improvements in variable labor controls in our U.S. Company restaurants. Partially offsetting these factors was the unfavorable impact from the movement of currency exchange rates of $4.0 million in Canada and minimum wage increases in certain U.S. markets. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained unchanged at 31.1% due to the improvements in variable labor controls noted above which were offset by the unfavorable impact of sales deleverage on our fixed costs due to negative Company comparable sales growth in the U.S. and minimum wage increases in certain markets.

In EMEA/APAC, payroll and employee benefits costs increased by $0.6 million, or 0.4%, to $160.5 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily due to a $1.5 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA, and a net increase in the number of Company restaurants during the fiscal year as noted above. As a percentage of Company restaurant revenues, payroll and employee benefit costs increased by 0.1% to 32.8%, primarily due to the adverse impact of sales deleverage on our fixed labor costs due to negative comparable sales in Germany, partially offset by improved labor productivity, primarily in APAC.

There was no significant change in payroll and employee benefits costs in Latin America for the fiscal year ended June 30, 2010, compared to the prior fiscal year.

Occupancy and other operating costs

Total occupancy and other operating costs increased by $3.3 million, or 1%, to $461.1 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily due to a $4.0 million unfavorable impact from the movement of currency exchange rates, additional depreciation expense resulting from an increase in depreciable assets and accelerated depreciation associated with strategic initiatives, such as our restaurant reimaging program and our new POS system. These factors were partially offset by a net decrease in the number of Company restaurants during the fiscal year ended June 30, 2010, favorable adjustments to the self-insurance reserve in the U.S., lower utility costs and lower start-up expenses as a result of fewer Company restaurant openings and acquisitions.

As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.8% to 25.1% for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily as a result of the adverse impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales across all segments and the increases in occupancy and other operating costs discussed above. These factors were partially offset by the benefits realized from favorable adjustments to the self-insurance reserve in the U.S. as noted above.

In the U.S. and Canada, occupancy and other operating costs decreased by $8.2 million, or 3%, to $298.6 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The decrease was primarily driven by a net reduction in the number of Company restaurants during the fiscal year, favorable adjustments to the self-insurance reserve in the U.S., lower utility costs and lower start-up expenses as a result of fewer Company restaurant openings and acquisitions. These factors were partially offset by additional depreciation expense resulting from an increase in depreciable assets and accelerated depreciation associated with the strategic initiatives discussed above, and a $3.0 million unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.1% to 23.2%, primarily due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs and increased depreciation expense as noted above, partially offset by the benefits realized from adjustments to the self-insurance reserve in the U.S.

In EMEA/APAC, occupancy and other operating costs increased by $11.5 million, or 9%, to $144.7 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year. The increase was primarily due to a net increase in the number of Company restaurants during the fiscal year, a $1.4 million unfavorable impact from the movement of currency exchange rates, primarily in EMEA, an increase in start-up expenses related to new restaurant openings and higher repair and maintenance costs, primarily in Germany in conjunction with our refranchising initiative. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 2.3% to 29.6%, primarily due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs.

There was no significant change in occupancy and other operating costs in Latin America for the fiscal year ended June 30, 2010, compared to the prior fiscal year.

Selling, general and administrative expenses

Selling expenses decreased by $2.0 million, or 2%, to $91.3 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily due to a $3.5 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower Company restaurants revenues. Partially offsetting this decrease was an increase of $1.0 million of higher local marketing expenditures aimed at driving incremental sales and $0.6 million from the movement of currency exchange rates for the period.

General and administrative expenses increased by $3.5 million, or 1%, to $404.5 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, largely driven by an increase in professional fees of $4.7 million, primarily related to information technology initiatives, incremental depreciation expense of $2.6 million due to a higher depreciable asset base compared to prior year, and higher salary and fringe benefit costs of $3.0 million including share-based compensation. These items were partially offset by savings from reductions in travel and meetings of $4.1 million and office operating expenses of $3.2 million. These fluctuations include the unfavorable impact form the movement of currency exchange rates of $4.3 million for the fiscal year ended June 30, 2010.

Property Expenses

Total property expenses increased by $1.3 million, or 2%, to $59.4 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily attributable to increased rent expense resulting from the net effect of changes to our property portfolio in the U.S. & Canada segment, which includes the impact of refranchisings of Company restaurants and opening new restaurants leased to franchisees. These factors were partially offset by decreased rent expense from a reduction in the number of properties leased to franchisees in EMEA.

Other operating (income) expense, net

	For the
	Fiscal Years
	Ended
	June 30,
	2010	2009

Net (gains) losses on disposal of assets restaurant closures and refranchisings	$(2.4)	$(8.5)
Litigation settlements and reserves, net	(0.2)	0.2
Foreign exchange net (gains) losses	(3.3)	8.4
Other, net	5.2	1.8

Other operating (income) expense, net	$(0.7)	$1.9

The $5.2 million of other, net within other operating (income) expense, net for fiscal year ended June 30, 2010 includes a $2.4 million charge related to consumption tax in EMEA, $1.5 million of severance costs related to refranchisings in Germany, $1.0 million of franchise workout costs and a $0.7 million contract termination fee, partially offset by $1.1 million of income recorded in connection with the expiration of gift cards in the U.S.

The $1.8 million of other, net within other operating (income) expense, net for the fiscal year ended June 30, 2009 consists primarily of $1.7 million of franchise workout costs.

Income from Operations

	For the
	Fiscal Years
	Ended
	June 30,
	2010	2009

Income from Operations:
United States and Canada	$346.7	$345.7
EMEA/APAC	84.6	83.6
Latin America	38.2	37.8
Unallocated	(136.6)	(127.7)

Total income from operations	$332.9	$339.4

Income from operations decreased by $6.5 million, or 2%, to $332.9 million during the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily as a result of a decrease in Company restaurant margin of $12.3 million, a $1.5 million increase in selling, general and administrative expenses and a reduction in net property revenue of $1.1 million, partially offset by a $5.8 million increase in franchise revenues and a $2.6 million decrease in other operating expense, net. (See Note 23 to our audited consolidated financial statements for segment information disclosures).

For the fiscal year ended June 30, 2010, the favorable impact on revenues from the movement of currency exchange rates was partially offset by the unfavorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net favorable impact on income from operations of $1.4 million.

In the U.S. and Canada, income from operations increased by $1.0 million, or 0.3%, to $346.7 million during the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily as a result of a decrease in selling, general and administrative expenses of $5.8 million, a decrease in other operating expense, net of $4.9 million and an increase in Company restaurant margin of $0.4 million. These factors were partially offset by a decrease in franchise revenues of $8.5 million and a reduction in net property income of $1.6 million. The increase also reflects a $0.3 million favorable impact from the movement of currency exchange rates in Canada.

In EMEA/APAC, income from operations increased by $1.0 million, or 1%, to $84.6 million during the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily as a result of, a $12.8 million increase in franchise revenues, a $2.3 million decrease in selling, general and administrative expenses and an increase in net property income of $0.5 million, partially offset by a $12.7 million decrease in Company restaurant margin and a $1.9 million decrease in other operating income, net. The decrease also reflects a $0.8 million of favorable impact from the movement of currency exchange rates.

In Latin America, income from operations increased by $0.4 million, or 1%, to $38.2 million during the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily as a result of an increase in franchise revenues of $1.5 million partially offset by a $0.7 million increase in selling, general and administrative expenses and $0.4 million increase in other operating expense, net due to the reversal of a litigation reserve in fiscal 2009. The increase also reflects a $0.3 million favorable impact from the movement of currency exchange rates.

Our unallocated corporate expenses increased by $8.9 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily as a result of a $6.6 million increase in unallocated payroll and other expenses that benefit the entire system, a $2.4 million increase in depreciation expense for corporate assets, a $1.9 million increase in employee benefits and severance expense and a $0.8 million increase in share-based compensation expense, partially offset by a $2.4 million reduction in incentive compensation and a $0.4 million decrease in professional fees, primarily related to information technology initiatives.

Interest Expense, net

Interest expense, net decreased by $6.0 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, reflecting a decrease in borrowings and rates paid on borrowings during the period. The weighted average interest rates for the fiscal years ended June 30, 2010 and 2009 were 4.7% and 5.1% respectively, which included the effect of interest rate swaps on an average of 73% and 71% of our term debt, respectively.

Income Tax Expense

Income tax expense was $97.5 million for the fiscal year ended June 30, 2010, resulting in an effective tax rate of 34.3%, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations.

Net Income

Our net income decreased by $13.3 million, or 7%, to $186.8 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily as a result of a $12.8 million increase in income tax expense, a decrease in Company restaurant margin of $12.3 million, a $1.5 million increase in selling, general and administrative expenses and a reduction in net property revenue of $1.1 million. These factors were partially offset by a $6.0 million decrease in interest expense, net, an increase in franchise revenues of $5.8 million and a $2.6 million improvement in other operating (income) expense, net.

Fiscal Year Ended June 30, 2009 compared to Fiscal Year Ended June 30, 2008

Revenues

Company Restaurant Revenues

Company restaurant revenues increased by $84.6 million, or 5%, to $1,880.5 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. This increase was primarily due to a net increase of 69 Company restaurants (net of closures and sales of Company restaurants to franchisees, or “refranchisings”), including the net acquisition of 36 franchise restaurants during fiscal 2009, partially offset by $80.5 million of unfavorable impact from the significant movement of currency exchange rates.

In the United States and Canada, Company restaurant revenues increased by $159.9 million, or 14%, to $1,331.8 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. This increase was primarily a result of a net increase of 59 Company restaurants during fiscal 2009, including the net acquisition of 42 franchise restaurants, partially offset by $20.6 million of unfavorable impact from the movement of currency exchange rates in Canada.

In EMEA/APAC, Company restaurant revenues decreased by $66.3 million, or 12%, to $488.6 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. This decrease was primarily due to a $50.0 million unfavorable impact from the movement of currency exchange rates and lost Company restaurant revenues due to the refranchising of restaurants in the prior year, primarily in Germany and the U.K. as part of our ongoing portfolio management initiative.

In Latin America, Company restaurant revenues decreased by $9.0 million, or 13%, to $60.1 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year, primarily due to $10.0 million of unfavorable impact from the movement of currency exchange rates and negative Company comparable sales growth of 3.2% (in constant currencies). However, this decrease was largely offset by a net increase of eight Company restaurants during fiscal 2009.

Franchise Revenues

Total franchise revenues increased by $6.2 million, or 1%, to $543.4 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year, primarily due to the net increase of 291 franchise restaurants during fiscal 2009, worldwide franchise comparable sales growth of 1.4% (in constant currencies) and a higher effective royalty rate in the U.S. These factors were partially offset by a $24.2 million unfavorable impact from the movement of currency exchange rates.

In the United States and Canada, franchise revenues increased by $5.2 million, or 2%, to $323.1 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. This increase was the result of a higher effective royalty rate in the U.S., partially offset by the loss of royalties from 37 fewer franchise restaurants compared to the same period in the prior year, primarily due to the net acquisition of 42 franchise restaurants by the Company, and a $1.0 million unfavorable impact from the movement of currency exchange rates in Canada.

In EMEA/APAC, franchise revenues increased by $0.4 million, or 0.2%, to $173.4 million for the fiscal year ended June 30, 2009, compared the prior fiscal year. This increase was primarily driven by a net increase of 260 franchise restaurants during fiscal 2009 and franchise comparable sales growth of 3.3% (in constant currencies). These factors were largely offset by a $20.4 million unfavorable impact from the movement of currency exchange rates.

Latin America franchise revenues increased by $0.6 million, or 1%, to $46.9 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. This increase was primarily a result of the net addition of 68 franchise restaurants during fiscal 2009 and franchise comparable sales growth of 2.3% (in constant currencies). However, these factors were largely offset by a $2.8 million unfavorable impact from the movement of currency exchange rates.

Property Revenues

Total property revenues decreased by $8.1 million, or 7%, to $113.5 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year, primarily due to a $5.9 million unfavorable impact from the movement of currency exchange rates and the reduction in the number of properties in our portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees. These factors were partially offset by positive worldwide franchise comparable sales growth, which resulted in increased revenues from percentage rents.

In the United States and Canada, property revenues decreased by $0.6 million, or 1%, to $88.1 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year, primarily as a result of the reduction in the number of properties in our portfolio and a $0.7 million unfavorable impact from the movement of currency exchange rates. This decrease was partially offset by increased revenues from percentage rents as a result of positive franchise comparable sales growth.

In EMEA/APAC, property revenues decreased by $7.5 million, or 23%, to $25.4 million for the fiscal year ended June 30, 2009, compared to the prior year, primarily due to a $5.2 million unfavorable impact from the movement of currency exchange rates and the reduction in the number of properties in our portfolio. These factors were partially offset by increased revenues from percentage rents as a result of positive franchise comparable sales growth.

Operating Costs and Expenses

Food, Paper and Product Costs

Total food, paper and product costs increased by $39.4 million, or 7%, to $603.7 million for the fiscal year ended June 30, 2009, primarily as a result of the net addition of 69 Company restaurants during the twelve months ended June 30, 2009, and significant increases in commodity costs, including the negative currency exchange impact of cross border purchases which occurs in Canada, Mexico and the U.K. when our suppliers purchase goods in currency other than the local currency in which they operate and pass on all, or a portion of the currency exchange impact to us. These factors were partially offset by a $26.1 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, food, paper and product costs increased by 0.7% to 32.1%, primarily due to the increase in commodity costs noted above, partially offset by the impact of strategic pricing initiatives.

In the United States and Canada, food, paper and product costs increased by $58.8 million, or 15%, to $440.0 million for the fiscal year ended June 30, 2009, primarily as a result of the net addition of 59 Company restaurants during fiscal 2009, as well as significant increases in commodity costs, including the negative currency exchange impact of cross border purchases in Canada, partially offset by a $7.4 million favorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased 0.5% to 33.0%, primarily due to an increase in the cost of beef, cheese, chicken and other food costs, including the currency exchange impact of cross border purchases in Canada, partially offset by the impact of strategic pricing initiatives.

The cost of many of our core commodities reached historical highs in the United States and Canada during the first quarter of fiscal 2009; however, commodity and other food costs moderated throughout the remainder of fiscal 2009.

In EMEA/APAC, food, paper and product costs decreased by $17.6 million, or 11%, to $140.6 million for the fiscal year ended June 30, 2009, primarily as a result of the favorable impact from the movement of currency exchange rates of $14.7 million and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by an increase in commodity costs, including the negative currency exchange impact of cross border purchases. Food, paper and product costs as a percentage of Company restaurant revenues increased 0.3% to 28.8%, primarily due to a significant increase in commodity costs, partially offset by the impact of strategic pricing initiatives.

In Latin America, food, paper and product costs decreased by $1.8 million, or 7%, to $23.1 million for the fiscal year ended June 30, 2009, compared to the same period in the prior year, as a result of the benefits derived from the favorable impact from the movement of currency exchange rates of $4.0 million, offset by the net addition of eight Company restaurants during fiscal 2009 and an increase in commodity costs, including the negative currency exchange impact of cross border purchases in Mexico and the indexing of local purchases to the U.S. dollar. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.7% to 38.4% primarily due to the increase in commodity costs as noted above, partially offset by the impact of strategic pricing initiatives.

Payroll and Employee Benefits Costs

Total payroll and employee benefits costs increased by $47.5 million, or 9%, to $582.2 million for the fiscal year ended June 30, 2009, primarily due to the net addition of 69 Company restaurants during fiscal 2009, as well as increased labor costs in the United States and Canada and EMEA, partially offset by a $24.0 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 1.2% to 31.0%, primarily as a result of increased labor costs in EMEA and the United States and Canada, partially offset by positive worldwide Company comparable sales growth of 0.3% (in constant currencies).

In the United States and Canada, payroll and employee benefits costs increased by $58.2 million, or 16%, to $414.9 million for the fiscal year ended June 30, 2009, primarily as a result of the net addition of 59 Company restaurants during fiscal 2009 and increased labor costs resulting from the negative impact from decreased traffic and increased staffing and training on acquired restaurants, partially offset by a $6.8 million favorable impact from the movement of currency exchange rates in Canada. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.6% to 31.1%, primarily due to labor inefficiencies noted above, partially offset by benefits derived from positive Company comparable sales growth of 0.5% (in constant currencies).

In EMEA/APAC, payroll and employee benefits costs decreased by $9.8 million, or 6% to $159.9 million for the fiscal year ended June 30, 2009, primarily as a result of a $16.0 million favorable impact from the movement of currency exchange rates and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by government mandated and contractual wage and benefits increases in Germany. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 2.2% to 32.7%, primarily as a result of increases in labor costs in Germany.

In Latin America, payroll and employee benefits costs decreased by $0.9 million, or 11% to $7.4 million for the fiscal year ended June 30, 2009, compared to the same period in the prior fiscal year as a result of a $1.2 million favorable impact from the movement of currency exchange rates, partially offset by the net addition of eight Company restaurants during fiscal 2009. Payroll and employee benefits costs as a percentage of Company restaurant revenues increased by 0.5% to 12.3%, primarily as a result of negative Company comparable sales growth of 3.2% (in constant currencies).

Occupancy and Other Operating Costs

Occupancy and other operating costs increased by $18.8 million, or 4%, to $457.8 million for the fiscal year ended June 30, 2009, primarily as a result of the net addition of 69 Company restaurants during fiscal 2009, increased rents and utility costs, start-up costs related to new and acquired Company restaurants in the U.S. and the write-off of unfavorable leases in the prior year, primarily in Mexico, partially offset by a reduction in the amount of accelerated depreciation related to the reimaging of Company restaurants in the United States and Canada and a $22.4 million favorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 24.3%, primarily as a result of the benefits derived from positive worldwide Company comparable sales growth of 0.3% (in constant currencies) and the prior year accelerated depreciation expense noted above, offset by increased rents and the write-off of unfavorable leases in the prior year, as noted above.

In the United States and Canada, occupancy and other operating costs increased by $35.7 million, or 13%, to $306.8 million for the fiscal year ended June 30, 2009, primarily as a result of the net addition of 59 Company restaurants during fiscal 2009, which represents a 6% increase in the number of Company restaurants in this segment year over year, increased rents and utility costs, increased repairs and maintenance costs, increased casualty insurance and start-up costs related to new and acquired Company restaurants, partially offset by a reduction in the amount of accelerated depreciation as noted above and a $5.2 million favorable impact from the movement of currency exchange rates in Canada. As a percentage of Company restaurant revenues, occupancy and other operating costs remained unchanged at 23.1% with the benefits derived from positive Company comparable sales growth of 0.5% (in constant currencies) and the prior year accelerated depreciation expense noted above, offset by increased rents and start-up costs related to new and acquired Company restaurants.

In EMEA/APAC, occupancy and other operating costs decreased by $16.7 million, or 11%, to $133.2 million for the fiscal year ended June 30, 2009, primarily due to a $14.4 million favorable impact from the movement in currency exchange rates, a reduction in payments made to third parties for services currently performed by our employees, decreased repairs and maintenance costs and the refranchising of Company restaurants in the prior year, primarily in Germany and the U.K., partially offset by increased rents. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 27.3%, with the benefits from reduced payments for services performed by third parties in the prior year as noted above, decreased repairs and maintenance costs and the closure of under-performing restaurants and refranchising of Company restaurants in the U.K. (including benefits from the release of unfavorable lease obligations), offset by increased rents.

In Latin America, occupancy and other operating costs decreased by $0.2 million, or 1%, to $17.8 million for the fiscal year ended June 30, 2009, primarily as a result of a $2.8 million favorable impact from the movement in currency exchange rates, partially offset by the net addition of eight Company restaurants during fiscal 2009, increased rents and utility costs and the write-off of unfavorable leases in the prior year. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 3.6% to 29.7% as a result of increased utility costs, the write-off of unfavorable leases as noted above, and negative Company comparable sales growth of 3.2% (in constant currencies).

Selling, General and Administrative Expenses

Selling expenses increased by $1.8 million, or 2%, to $93.3 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. The increase, which was primarily driven by an increase in sales and promotional expenses of $8.2 million as a result of increased sales at our Company restaurants, was partially offset by a $4.0 million favorable impact from the movement of currency exchange rates and $2.5 million due to lower local marketing expenditures primarily in EMEA.

General and administrative expenses decreased by $8.5 million, or 2%, to $401.0 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. The decrease was primarily a result of a $14.9 million favorable impact from the movement of currency exchange rates, a $1.8 million decrease in travel and meeting expenses and $2.5 million of other miscellaneous benefits. These factors were partially offset by an increase in stock compensation of $5.0 million, an incremental increase of $3.1 million in amortization of intangible assets associated with the acquisition of restaurants, and a decrease in the amount of bad debt recoveries, net of $2.6 million.

Property Expenses

Total property expenses decreased by $4.0 million, or 6.4%, to $58.1 million for the fiscal year ended June 30, 2009, compared to the same period in the prior fiscal year, primarily as a result of a $5.2 million favorable impact from the movement of currency exchange rates and the net effect of changes to our property portfolio, which includes the impact of the closure or acquisition of restaurants leased to franchisees, partially offset by an increase in percentage rent expense generated by worldwide comparable franchise sales growth of 1.4% (in constant currencies).

Other Operating (Income) Expense, Net

	Twelve Months Ended
	June 30,
	2009	2008

Net (gains) losses on disposal of assets restaurant closures and refranchisings	$(8.5)	$(9.8)
Litigation settlements and reserves, net	0.2	1.1
Foreign exchange net (gains) losses	8.4	2.3
Other, net	1.8	5.8

Other operating (income) expense, net	$1.9	$(0.6)

The $1.8 million of other, net within other operating (income) expense, net for the fiscal year ended June 30, 2009 consists primarily of $1.7 million of franchise workout costs.

The $5.8 million of other, net within other operating (income) expenses, net for the year ended June 30, 2008 includes $3.1 million of franchise workout costs and $1.9 million of settlement losses associated with the acquisition of franchise restaurants.

Income from Operations

	For the
	Fiscal Years
	Ended
	June 30,
	2009	2008

Income from Operations:
United States and Canada	$345.7	$349.7
EMEA/APAC	83.6	91.8
Latin America	37.8	41.4
Unallocated	(127.7)	(128.7)

Total Income from Operations	$339.4	$354.2

Income from operations decreased by $14.8 million, or 4%, to $339.4 million for the fiscal year ended June 30, 2009, primarily as a result of an increase in other operating expense, net of $2.5 million, a decrease in Company restaurant margin of $21.1 million and a decrease in net property income of $4.1 million. The decrease in income from operations was partially offset by a $6.2 million increase in franchise revenues, reflecting franchise comparable sales growth of 1.4% (in constant currencies) and an increase in the effective royalty rate in the U.S and a $6.7 million decrease in selling, general and administrative expenses. (See Note 23 to our audited consolidated financial statements for segment information disclosures).

For fiscal 2009, the unfavorable impact on revenues from the movement of currency exchange rates was offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $14.9 million.

In the United States and Canada, income from operations decreased by $4.0 million, or 1%, to $345.7 million for the fiscal year ended June 30, 2009, compared to the same period in the prior fiscal year, primarily as a result of an increase in other operating expense, net of $6.9 million, an increase in selling, general and administrative expenses of $9.7 million and a decrease in net property income of $0.4 million, partially offset by an increase in Company restaurant margin of $7.2 million and $5.2 million increase in franchise revenues, reflecting franchise comparable sales growth of 0.4% (in constant currencies) and an increase in the effective royalty rate in the U.S.

In EMEA/APAC, income from operations decreased by $8.2 million, or 9%, to $83.6 million for the fiscal year ended June 30, 2009, primarily as a result of a decrease in Company restaurant margin of $22.2 million, and a decrease in net property income of $2.0 million, partially offset by an increase in other operating income, net of $3.5 million, a $12.2 million decrease in selling, general and administrative expenses and a $0.4 million increase in franchise revenues, reflecting franchise comparable sales growth of 3.3% (in constant currencies). These factors reflect an $11.9 million unfavorable impact from the movement of currency exchange rates.

In Latin America, income from operations decreased by $3.6 million, or 9%, to $37.8 million for the fiscal year ended June 30, 2009, primarily as a result of a decrease in Company restaurant margin of $6.1 million, partially offset by a $0.9 million decrease in selling, general and administrative expenses, a decrease in other operating expense, net of $0.9 million and a $0.6 million increase in franchise revenues, which reflects franchise comparable sales growth of 2.3% (in constant currencies). These factors reflect a $2.9 million unfavorable impact from the movement of currency exchange rates.

Our unallocated corporate expenses decreased by $1.0 million for the fiscal year ended June 30, 2009, compared to the same period in the prior fiscal year, primarily as a result of a decrease in general and administrative expenses attributable to savings from cost containment initiatives.

Interest Expense, Net

Interest expense, net decreased by $6.6 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year, primarily reflecting a decrease in rates paid on borrowings during the period. The weighted average interest rates for the fiscal years ended June 30, 2009 and 2008 were 5.1% and 6.0%, respectively, which included the effect of interest rate swaps on 71% and 56% of our term debt, respectively.

Income Tax Expense

Income tax expense was $84.7 million for the fiscal year ended June 30, 2009, resulting in an effective tax rate of 29.7% primarily due to the resolution of federal and state audits and tax benefits realized from the dissolution of dormant foreign entities.

See Note 16 to our consolidated financial statements for further information regarding our effective tax rate. See Item 1A “Risk Factors” in Part I of this report for a discussion regarding our ability to utilize foreign tax credits and estimate deferred tax assets.

Net Income

Our net income increased by $10.5 million, or 6%, to $200.1 million in fiscal 2009, compared to the same period in the prior fiscal year, primarily as a result of an $18.7 million decrease in income tax expense, increased franchise revenues of $6.2 million, driven by a net increase in restaurants and positive franchise comparable sales growth, a $6.7 million decrease in selling, general and administrative expenses and the benefit from a $6.6 million decrease in interest expense, net. These factors were partially offset by a net change of $2.5 million in other operating expense, net, a decrease in Company restaurant margin of $21.1 million and a decrease in net property income of $4.1 million.

Liquidity and Capital Resources

Overview

We had cash and cash equivalents of $187.6 million and $121.7 million as of June 30, 2010 and 2009, respectively. In addition, as of June 30, 2010, we had a borrowing capacity of $115.8 million under our $150.0 million revolving credit facility. Cash provided by operations was $310.4 million in fiscal 2010, compared to $310.8 million in fiscal 2009.

In each of the years ended June 30, 2010 and 2009, we paid four quarterly dividends of $0.0625 per share of common stock, resulting in $34.2 million and $34.1 million, respectively, of cash payments to shareholders of record. During the first quarter of fiscal 2011, we declared a quarterly dividend of $0.0625 per share of common stock that is payable on September 30, 2010 to shareholders of record on September 14, 2010.

During the third quarter of fiscal 2009, our board of directors approved and the Company announced a share repurchase program to repurchase up to $200 million of our common stock in the open market from time to time prior to December 31, 2010. We may use a portion of our excess cash to repurchase shares under our share repurchase program depending on market conditions. No shares have been purchased under the new share repurchase program to date.

Long-Term Debt

Our long-term debt is comprised of a senior secured credit facility, which consists of Term Loan A, Term Loan B-1 and a $150.0 million revolving credit facility (the “Credit Facility”). The maturity date of Term Loan A and the revolving credit facility is June 30, 2011, and the maturity date of Term Loan B-1 is June 30, 2012.

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

The financial covenants limit the maximum amount of capital expenditures to approximately $200 million per fiscal year over the term of the facility, subject to certain financial ratios. Our leverage ratio, as defined by the Credit Facility, was 1.5x and 1.8x as of June 30, 2010 and 2009, respectively. Following the end of each fiscal year, if our leverage ratio exceeds 3.0x, we are required to prepay the term debt in an amount equal to 50% of excess cash flow

(as defined in the Credit Facility) for such fiscal year. To date, we have not been required to make any prepayments in connection with these covenants as a result of our leverage ratio. There are other events and transactions, such as certain asset sales, sale and leaseback transactions resulting in aggregate net proceeds over $2.5 million in any fiscal year, proceeds from casualty events and incurrence of debt that may trigger additional mandatory prepayment.

The Credit Facility also allows us to make dividend payments, subject to certain covenant restrictions. As of June 30, 2010, we were in compliance with the financial covenants of the Credit Facility.

As of June 30, 2010, we held interest rate swaps with an aggregate notional value of $575.0 million, which are linked to the maturities of Term Loan A and Term Loan B-1 and swap the LIBOR-based floating rate interest payments due under this indebtedness for fixed interest rates. The weighted average interest rate on our term debt for fiscal 2010 was 4.7%, which included on average the impact of interest rate swaps on 73% of our debt.

Expected Refinancing

As of June 30, 2010, we had total indebtedness under the Credit Facility of $753.7 million, of which $87.5 million is under Term Loan A and $666.2 million is under Term Loan B-1. As discussed above, the maturity date of Term Loan A and any future amounts borrowed under our revolving credit facility is June 30, 2011, and the maturity date of Term Loan B-1 is June 30, 2012. Since the collateral for the indebtedness under our Credit Facility is the same for Term Loan A and Term Loan B-1, we expect to refinance Term Loan B-1 at the same time as Term Loan A. Accordingly, we anticipate refinancing all the indebtedness under our Credit Facility before June 30, 2011.

In the event we refinance this indebtedness before its maturity, we may not be able to re-designate the current interest rate swaps, which are linked to the maturities of our senior debt, as accounting hedges for new floating rate obligations, or the swap instruments may be contractually terminated by our counterparties. At June 30, 2010, our aggregate obligation resulting from the interest rate swaps was $26.1 million. In the event we are unable to re-designate our existing interest rate swap instruments as accounting hedges for new floating rate obligations, or in the event that the instruments’ counterparties exercise their right to terminate the swap instruments, we could be required to accelerate the income statement recognition of this obligation at that time, accelerate cash payments to counterparties, or both.

Our revolving credit facility provides for the issuance of letters of credit and at June 30, 2010, we had $34.2 million of irrevocable standby letters of credit outstanding under the revolving credit facility. The beneficiaries under these letters of credit generally require expiration dates of one year. Since our revolving credit facility is scheduled to mature within one year, letter of credit beneficiaries could require us to provide cash deposits to replace the standby letters of credit we issued under our revolving credit facility. In such a case we would need to dedicate a significant amount of cash to satisfy these obligations, which would reduce the capital available for our strategic initiatives and other purposes.

Current economic conditions have adversely affected the availability, cost and terms of debt financing. We anticipate refinancing our Credit Facility before the maturity date in June 2011. There can be no assurance that we will be able to refinance the facility on terms as favorable as our current facility on commercially acceptable terms, or at all. Accordingly, while we expect cash on hand, cash flow from operations and our borrowing capacity under current and expected credit facilities will allow us to meet cash requirements, including capital expenditures, tax payments, dividends, debt service payments and share repurchases, if any, over the next twelve months and for the foreseeable future, until we complete a refinancing of this facility, it will be difficult to predict our borrowing capacity and interest costs for future periods. In the event that we require additional funds for strategic initiatives or other corporate purposes, we could incur additional debt or raise funds through the issuance of our equity securities.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $310.4 million in fiscal 2010, compared to $310.8 million in fiscal 2009. The $310.4 million provided in fiscal 2010 includes net income of $186.8 million, including non-cash items such as depreciation and amortization of $111.7 million, a $40.9 million loss on the remeasurement of foreign denominated assets and stock based compensation of $17.0 million, partially offset by $9.5 million gains on refranchising and asset dispositions. In addition, cash provided by operating activities was offset by a usage of cash from a change in working capital of $54.0 million and $1.5 million change in other long term assets and liabilities.

The $310.8 million provided in fiscal 2009 includes net income of $200.1 million, including non-cash items such as depreciation and amortization of $98.1 million and a $50.1 million loss on the remeasurement of foreign denominated assets and stock based compensation of $16.2 million, as well as a $3.8 million change in other long term assets and liabilities. In addition, cash provided by operating activities was offset by a usage of cash from a change in working capital of $58.5 million. The $58.5 million of cash used from the change in working capital is primarily due to the timing of tax payments, including benefits derived from the dissolution of dormant foreign entities.

Investing Activities

Cash used for investing activities was $134.9 million in fiscal 2010, compared to $242.0 million in fiscal 2009. The $134.9 million of cash used in fiscal 2010 includes $150.3 million of payments for property and equipment and $14.0 million used for the acquisition of franchised restaurants, partially offset by proceeds received from refranchisings, dispositions of assets and restaurant closures of $21.5 million and $8.2 million of principal payments received on direct financing leases.

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

	For the
	Fiscal Years Ended
	June 30,
	2010	2009	2008
	(In millions)

New restaurants	$41.1	$65.4	$55.4
Existing restaurants	91.7	110.1	102.0
Other, including corporate	17.5	28.5	20.8

Total	$150.3	$204.0	$178.2

For fiscal 2011, we expect capital expenditures of approximately $175 million to $200 million to develop new restaurants and properties, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, for operational initiatives in our restaurants and for other corporate expenditures.

Financing Activities

Cash used by financing activities was $96.9 million in fiscal 2010, compared to $105.5 million in fiscal 2009. The $96.9 million of cash used includes $67.7 million of payments on capital leases, term debt and other debt, $38.5 million of payments on our revolving credit facility, payment of four quarterly cash dividends totaling $34.2 million and stock repurchases of $2.7 million. These cash uses were partially offset by $38.5 million of proceeds received from our revolving credit facility, $3.5 million in tax benefits from stock-based compensation and $4.2 million of proceeds from stock option exercises.

The $105.5 million of cash used in fiscal 2009 includes $144.3 million of payments on our revolving credit facility, payment of four quarterly cash dividends totaling $34.1 million, stock repurchases of $20.3 million and

$7.4 million of payments on capital leases, term debt and other debt. These cash uses were partially offset by $94.3 million of proceeds received from our revolving credit facility, $3.3 million in tax benefits from stock-based compensation and $3.0 million of proceeds from stock option exercises.

Contractual Obligations and Commitments

The following table presents information relating to our contractual obligations as of June 30, 2010:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Capital lease obligations	$134.1	$15.2	$29.7	$27.6	$61.6
Operating lease obligations(1)	1,455.0	161.7	301.6	262.1	729.6
Unrecognized tax benefits(2)	17.5	—	—	—	—
Long-term debt, including current portion and interest(3)	811.2	125.0	685.1	0.4	0.7
Purchase commitments(4)	95.8	86.7	7.3	1.8	—

Total	$2,513.6	$388.6	$1,023.7	$291.9	$791.9

(1)	Operating lease obligations have not been reduced by minimum sublease rentals of $343.1 million due in the future under noncancelable subleases.

(2)	We have provided only a total in the table above since the timing of the unrecognized tax benefit payments is unknown.

(3)	We have estimated our interest payments through the maturity of our current long-term debt facilities based on (i) current LIBOR rates, (ii) the portion of our debt we converted to fixed rates through interest rate swaps and (iii) the amortization schedule in our credit agreement.

(4)	Includes open purchase orders, as well as commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology and service agreements.

See Notes 16 and 18 to our audited consolidated financial statements in Part II, Item 8 of this Form 10-K for information about unrecognized tax benefits and our leasing arrangements, respectively.

As of June 30, 2010, the projected benefit obligation of our U.S. and international defined benefit pension plans and U.S. medical plan exceeded pension assets by $106.6 million. The discount rate used in the calculation of the benefit obligation at June 30, 2010 for the U.S. Plans is derived from a yield curve comprised of the yields of an index of 250 equally-weighted corporate bonds, rated AA or better by Moody’s, which approximates the duration of the U.S. Plans. We made contributions totaling $3.5 million into our pension plans and benefit payments of $5.6 million out of these plans during fiscal 2010. Estimated net contributions to our pension plans in 2011 are $6.7 million and estimated benefit payments out of theses plans in 2011 are $6.6 million. Estimates of reasonably likely future pension contributions are dependent on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements.

Other Commercial Commitments and Off-Balance Sheet Arrangements

We have guarantees and letters of credit issued in our normal course of business, vendor relationships, litigation and our insurance programs. For information on these commitments and contingent obligations, see Note 22 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in fiscal 2010, fiscal 2009 or fiscal 2008. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Long-lived Assets

Long-lived assets (including definite-lived intangible assets) are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review our long-lived assets for indications of impairment on a quarterly basis. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

•	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

•	significant negative industry or economic trends;

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

•	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

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

When assessing the recoverability of our long-lived assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, restaurant operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

See Note 2 to our audited Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information about accounting for long-lived assets.

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

Our impairment test for goodwill requires us to compare the carrying value of reporting units with assigned goodwill to fair value. Our reporting units with assigned goodwill are the U.S. & Canada and APAC. If the carrying value of a reporting unit exceeds its fair value, we may be required to record an impairment charge to goodwill. Our impairment test for the Brand consists of a comparison of the carrying value of the Brand to its fair value on a consolidated basis, with impairment equal to the amount by which the carrying value of the Brand exceeds its fair value. We determined the fair value of our U.S. & Canada reporting unit and the fair value of our Brand were substantially in excess of their respective carrying values when we performed our annual goodwill and Brand impairment tests as of April 1, 2010.

When testing goodwill and the Brand for impairment, we make assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing long-lived assets for impairment, as described above. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

See Note 2 to our audited Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information about accounting for long-lived assets.

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

See Note 16 to our audited Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information about accounting for income taxes.

Insurance Reserves

We carry insurance to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and we are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.1 million to $2.5 million) and self insurance, we retain a significant portion of the expected losses under these programs. Insurance reserves have been recorded based on our estimates of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR).

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

See Note 22 to our audited Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information about accounting for our insurance reserves.

New Accounting Pronouncements Issued But Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (now included in FASB Accounting Standards Codification (“ASC”) Subtopic 860-20). This standard amends ASC Topic 860 by removing the concept of a qualifying special-purpose entity (“QSPE”) and eliminates the exception from applying FASB ASC Subtopic 810-10, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. Furthermore, it establishes specific conditions to account for a transfer of financial assets as a sale, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on July 1, 2010. We do not anticipate that the adoption of this standard will have a significant impact on the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (now included in FASB ASC Topic 810). This standard is a revision to pre-existing guidance that requires an enterprise to perform an analysis to identify the primary beneficiary of a Variable Interest Entity (“VIE”), a qualitatively on-going re-assessment on whether the enterprise is the primary beneficiary of the VIE and additional disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. In addition, this statement revises the methods utilized for determining whether an entity is a VIE and the events that trigger a reassessment of whether an entity is a VIE. This standard will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which for us will be our fiscal year beginning on July 1, 2010. We do not anticipate that the adoption of this accounting standard will have a significant impact on the Company.

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

Currency Exchange Risk

Movements in currency exchange rates may affect the translated value of our earnings and cash flow associated with our foreign operations, as well as the translation of net asset or liability positions that are denominated in foreign currencies. In countries outside of the United States where we operate Company restaurants, we generally generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. In many countries where we do not have Company restaurants our franchisees pay royalties to us in currencies other than the local currency in which they operate. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in exchange rates. In fiscal 2010, income from operations would have decreased or increased $12.5 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

From time to time we have entered into foreign currency forward contracts to hedge our exposure to fluctuations in exchange rates associated with the receipt of forecasted foreign-denominated royalty cash flows. These forward contracts are denominated in Canadian dollars and Australian dollars. We have designated these forward contracts as cash flow hedges; as a result, the change in fair value of these forward contracts are recognized in stockholders’ equity until the forecasted foreign-denominated royalties are recognized as income in our consolidated statements of income, and the related foreign-denominated royalty receivable is settled in the following month, at which time the applicable portion of the fair value of the forward contract is reclassified from stockholders’ equity to our consolidated statements of income. At June 30, 2010, we had no foreign currency forward contracts to hedge the U.S. dollar equivalent in Australian dollars and in Canadian dollars of forecasted foreign-denominated royalty cash flows.

We have entered into foreign currency forward contracts intended to economically hedge our income statement exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in euros but are also denominated in British pounds, Canadian dollars and Singapore dollars. Fluctuations in the value of these forward contracts are recognized in our consolidated statements of income as incurred. However, the fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk that they are intended to hedge, which is also reflected in our consolidated statements of income. As of June 30, 2010, we had foreign currency forward contracts to hedge the net U.S. dollar equivalent of $391.2 million of intercompany loans and foreign currency-denominated assets. This U.S. dollar equivalent by currency is as follows: $293.6 million in euros; $59.3 million in British pounds; $24.3 million in Canadian dollars; and $14.0 million in Singapore dollars.

We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings, limiting our exposure to any single counterparty and regularly monitoring our market position with each counterparty.

Interest Rate Risk

We have a market risk exposure to changes in interest rates, principally in the United States. We attempt to minimize this risk through the utilization of interest rate swaps. These swaps are entered into with financial institutions and have reset dates and key terms that match those of the underlying debt. Accordingly, any change in market value associated with interest rate swaps is offset by the opposite market impact on the related debt.

As of June 30, 2010, we had interest rate swaps with a notional value of $575.0 million that qualify as cash flow hedges. These interest rate swaps help us manage exposure to changes in forecasted LIBOR-based interest payments made on variable-rate debt. A 1% change in interest rates on our existing senior term debt of $753.7 million would have resulted in an increase or decrease in interest expense of approximately $2.0 million for fiscal year 2010.

Commodity Price Risk

We purchase certain products, including beef, chicken, cheese, french fries, tomatoes and other commodities which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. Additionally, our ability to recover increased costs is typically limited by the competitive environment in which we operate. We do not utilize commodity option or future contracts to hedge commodity prices and do not have long-term pricing arrangements other than for chicken, which expires in December 2010. As a result, we purchase beef and other commodities at market prices, which fluctuate on a daily basis and may differ between different geographic regions, where local regulations may affect the volatility of commodity prices.

The estimated change in Company restaurant food, paper and product costs from a hypothetical 10% change in average prices of our commodities would have been approximately $58.5 million for fiscal 2010. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in its attestation report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Burger King Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Burger King Holdings, Inc. and subsidiaries (Burger King Holdings) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of Burger King Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Holdings as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Burger King Holdings’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 26, 2010 expressed an unqualified opinion on the effectiveness of Burger King Holdings’ internal control over financial reporting.

/s/ KPMG LLP

Miami, Florida
August 26, 2010
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Burger King Holdings, Inc.:

We have audited the internal control over financial reporting of Burger King Holdings, Inc. and subsidiaries (Burger King Holdings) as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Burger King Holdings’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Burger King Holdings’ internal control over financial reporting based on our audit.

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

In our opinion, Burger King Holdings maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Burger King Holdings as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2010, and our report dated August 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Miami, Florida
August 26, 2010
Certified Public Accountants

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In millions, except
share data)

	As of June 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$187.6	$121.7
Trade and notes receivable, net	142.9	130.0
Prepaids and other current assets, net	88.4	86.4
Deferred income taxes, net	15.1	32.5

Total current assets	434.0	370.6
Property and equipment, net	1,014.1	1,013.2
Intangible assets, net	1,025.4	1,062.7
Goodwill	31.0	26.4
Net investment in property leased to franchisees	138.5	135.3
Other assets, net	104.2	98.9

Total assets	$2,747.2	$2,707.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$106.9	$127.0
Accrued advertising	71.9	67.8
Other accrued liabilities	200.9	220.0
Current portion of long term debt and capital leases	93.3	67.5

Total current liabilities	473.0	482.3
Term debt, net of current portion	667.7	755.6
Capital leases, net of current portion	65.3	65.8
Other liabilities, net	344.6	354.5
Deferred income taxes, net	68.2	74.1

Total liabilities	1,618.8	1,732.3

Commitments and Contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 135,814,644 and 134,792,121 shares issued and outstanding at June 30, 2010 and 2009, respectively	1.4	1.4
Restricted stock units	—	—
Additional paid-in capital	647.2	623.4
Retained earnings	608.0	455.4
Accumulated other comprehensive loss	(66.9)	(45.9)
Treasury stock, at cost; 2,972,738 and 2,884,223 shares at June 30, 2010 and 2009, respectively	(61.3)	(59.5)

Total stockholders’ equity	1,128.4	974.8

Total liabilities and stockholders’ equity	$2,747.2	$2,707.1

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In millions, except
per share data)

	Years Ended June 30,
	2010	2009	2008

Revenues:
Company restaurant revenues	$1,839.3	$1,880.5	$1,795.9
Franchise revenues	549.2	543.4	537.2
Property revenues	113.7	113.5	121.6

Total revenues	2,502.2	2,537.4	2,454.7
Company restaurant expenses:
Food, paper and product costs	585.0	603.7	564.3
Payroll and employee benefits	568.7	582.2	534.7
Occupancy and other operating costs	461.1	457.8	439.0

Total Company restaurant expenses	1,614.8	1,643.7	1,538.0
Selling, general and administrative expenses (See Note 2)	495.8	494.3	501.0
Property expenses	59.4	58.1	62.1
Other operating (income) expenses, net (See Note 2)	(0.7)	1.9	(0.6)

Total operating costs and expenses	2,169.3	2,198.0	2,100.5

Income from operations	332.9	339.4	354.2

Interest expense	49.6	57.3	67.1
Interest income	(1.0)	(2.7)	(5.9)

Total interest expense, net	48.6	54.6	61.2

Income before income taxes	284.3	284.8	293.0
Income tax expense	97.5	84.7	103.4

Net income	$186.8	$200.1	$189.6

Earnings per share:
Basic	$1.38	$1.48	$1.40
Diluted	$1.36	$1.46	$1.38
Weighted average shares outstanding:
Basic	135.4	134.8	135.1
Diluted	137.2	136.8	137.6
Dividends per common share	$0.25	$0.25	$0.25

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

		Issued
	Issued	Common	Restricted	Additional		Accumulated Other
	Common	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury
	Stock Shares	Amount	Units	Capital	Earnings	Income (Loss)	Stock	Total
	(In millions, except per share information)

Balances at June 30, 2007	135.2	$1.4	$2.8	$573.6	$134.4	$7.5	$(3.8)	$715.9
Stock option exercises	1.2	—	—	3.8	—	—	—	3.8
Stock option tax benefits	—	—	—	9.3	—	—	—	9.3
Stock-based compensation	—	—	—	11.4	—	—	—	11.4
Treasury stock purchases	(1.4)	—	—	—	—	—	(35.4)	(35.4)
Issuance of shares upon settlement of restricted stock units	—	—	(2.8)	2.8	—	—	—	—
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34.2)	—	—	(34.2)
Comprehensive income:
Net income	—	—	—	—	189.6	—	—	189.6
Foreign currency translation adjustment	—	—	—	—	—	(1.7)	—	(1.7)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $3.9 million	—	—	—	—	—	(6.4)	—	(6.4)
Amounts reclassified to earnings during the period from terminated swaps, net of tax $1.1 million	—	—	—	—	—	(1.3)	—	(1.3)
Pension and post-retirement benefit plans, net of tax of $4.5 million	—	—	—	—	—	(6.5)	—	(6.5)

Total Comprehensive income								173.7

Balances at June 30, 2008	135.0	$1.4	$—	$600.9	$289.8	$(8.4)	$(39.2)	$844.5
Stock option exercises	0.6	—	—	3.0	—	—	—	3.0
Stock option tax benefits	—	—	—	3.3	—	—	—	3.3
Stock-based compensation	—	—	—	16.2	—	—	—	16.2
Treasury stock purchases	(0.8)	—	—	—	—	—	(20.3)	(20.3)
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34.1)	—	—	(34.1)
Comprehensive income:
Net income	—	—	—	—	200.1	—	—	200.1
Foreign currency translation adjustment	—	—	—	—	—	(6.0)	—	(6.0)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $10.6 million	—	—	—	—	—	(16.8)	—	(16.8)
Amounts reclassified to earnings during the period from terminated swaps, net of tax $0.4 million	—	—	—	—	—	(0.9)	—	(0.9)
Pension and post-retirement benefit plans, net of tax of $9.2 million	—	—	—	—	—	(13.8)	—	(13.8)

Total Comprehensive income								162.6
Adjustment to adopt re-measurement provision under SFAS No 158, net of tax of $0.2 million	—	—	—	—	(0.4)	—	—	(0.4)

Balances at June 30, 2009	134.8	$1.4	$—	$623.4	$455.4	$(45.9)	$(59.5)	$974.8
Stock option exercises	1.1	—	—	4.2	—	—	—	4.2
Stock option tax benefits	—	—	—	3.5	—	—	—	3.5
Stock-based compensation	—	—	—	17.0	—	—	—	17.0
Treasury stock purchases	(0.1)	—	—	(0.9)	—	—	(1.8)	(2.7)
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34.2)	—	—	(34.2)
Comprehensive income:
Net income	—	—	—	—	186.8	—	—	186.8
Foreign currency translation adjustment	—	—	—	—	—	(4.4)	—	(4.4)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $2.6 million	—	—	—	—	—	4.1	—	4.1
Amounts reclassified to earnings during the period from terminated swaps, net of tax $0.6 million	—	—	—	—	—	(1.0)	—	(1.0)
Pension and post-retirement benefit plans, net of tax of $11.3 million	—	—	—	—	—	(19.7)	—	(19.7)

Total Comprehensive income								165.8

Balances at June 30, 2010	135.8	$1.4	$—	$647.2	$608.0	$(66.9)	$(61.3)	$1,128.4

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2010	2009	2008
	(In millions)

Cash flows from operating activities:
Net income	$186.8	$200.1	$189.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.7	98.1	95.6
Impairment of long-lived assets	—	0.5	—
Impairment on non-restaurant properties	2.9	—	—
Gain on hedging activities	(1.6)	(1.3)	(2.0)
Loss (gain) on remeasurement of foreign denominated transactions	40.9	50.1	(55.6)
Gain on refranchisings and dispositions of assets	(9.5)	(11.0)	(16.8)
Bad debt expense (recoveries), net	0.8	0.7	(2.7)
Stock-based compensation	17.0	16.2	11.4
Deferred income taxes	16.9	12.1	20.3
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	(15.9)	2.1	(8.6)
Prepaids and other current assets	(1.4)	(35.4)	14.9
Accounts and drafts payable	(20.8)	3.3	20.8
Accrued advertising	6.4	(7.7)	11.1
Other accrued liabilities	(22.3)	(20.8)	(6.2)
Other long-term assets and liabilities, net	(1.5)	3.8	(28.4)

Net cash provided by operating activities	310.4	310.8	243.4

Cash flows from investing activities:
Payments for property and equipment	(150.3)	(204.0)	(178.2)
Proceeds from refranchisings, disposition of asset and restaurant closures	21.5	26.4	27.0
Payments for acquired franchisee operations, net of cash acquired	(14.0)	(67.9)	(54.2)
Return of investment on direct financing leases	8.2	7.9	7.4
Other investing activities	(0.3)	(4.4)	(1.3)

Net cash used for investing activities	(134.9)	(242.0)	(199.3)

Cash flows from financing activities:
Repayments of term debt and capital leases	(67.7)	(7.4)	(55.5)
Borrowings under revolving credit facility and other	38.5	94.3	50.0
Repayments of revolving credit facility	(38.5)	(144.3)	—
Proceeds from stock option exercises	4.2	3.0	3.8
Dividends paid on common stock	(34.2)	(34.1)	(34.2)
Excess tax benefits from stock-based compensation	3.5	3.3	9.3
Repurchases of common stock	(2.7)	(20.3)	(35.4)

Net cash used for financing activities	(96.9)	(105.5)	(62.0)

Effect of exchange rates on cash and cash equivalents	(12.7)	(7.6)	14.4
Increase (decrease) in cash and cash equivalents	65.9	(44.3)	(3.5)
Cash and cash equivalents at beginning of year	121.7	166.0	169.5

Cash and cash equivalents at end of year	$187.6	$121.7	$166.0

Supplemental cashflow disclosures:
Interest paid	$48.7	$56.0	$64.6
Income taxes paid	$54.3	$112.3	$73.5
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$3.7	$2.2	$9.3
Net investment in direct financing leases	$11.0	$12.2	$2.3

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Organization

Description of Business

Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King brand (the “Brand”).

The Company generates revenues from three sources: (i) retail sales at Company restaurants; (ii) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees.

Restaurant sales are affected by the timing and effectiveness of the Company’s advertising, new products and promotional programs. The Company’s results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings and the acquisition of franchise restaurants, as well as variability of the weather. Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when the weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margin are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of religious holidays may also impact restaurant sales.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates owned 50% or less are accounted for by the equity method. These investments were not significant as of June 30, 2010.

Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income. (See significant accounting policies for “Retirement Plans”.)

Concentrations of Risk

The Company’s operations include Company and franchise restaurants located in 76 countries and U.S. territories. Of the 12,174 restaurants in operation as of June 30, 2010, 1,387 were Company restaurants and 10,787 were franchise restaurants.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency, and energy markets

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and declines in consumer spending have increased and may continue to affect the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Foreign Currency Translation

The foreign currency of each foreign subsidiary is generally the local currency. Foreign currency balance sheets are translated using the end of period exchange rates, and statements of income are translated at the average exchange rates for each period. The translation adjustments resulting from the translation of foreign currency financial statements are recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

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

Property and Equipment, net

Property and equipment, net, owned by the Company are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements to properties where the Company is the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement. When

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

we commit to a plan to close a restaurant, we adjust the depreciable lives of the restaurants long-lived assets based on the expected date of closure.

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

The Company records rent expense and income from operating leases that contain rent holidays or scheduled rent increases on a straight-line basis over the lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments.

Favorable and unfavorable operating leases were recorded in 2002 as part of the acquisition of BKC by private equity funds controlled by TPG Capital, Bain Capital Partners and the Goldman Sachs Funds (“the Sponsors”) and subsequent acquisitions of franchise restaurants. The Company amortizes these favorable and unfavorable leases on a straight-line basis over the remaining term of the leases. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain in the consolidated statements of income. (See Note 18.)

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in the Company’s acquisitions of franchise restaurants, which are accounted for as business combinations. The Company’s indefinite-lived intangible asset consists of the Brand, which was recorded as part of the acquisition of BKC by the Sponsors.

Goodwill and the Brand are not amortized, but are tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. The impairment test for goodwill requires the Company to compare the carrying value of reporting units (with assigned goodwill) to fair value. If the carrying value of a reporting unit with assigned goodwill exceeds its estimated fair value, the Company may be required to record an impairment charge to goodwill.

The impairment test for the Brand consists of a comparison of the carrying value of the Brand to its fair value on a consolidated basis, with impairment, if any, equal to the amount by which the carrying value exceeds its fair value.

The Company performs its impairment testing of goodwill and the Brand as of the beginning of its fourth fiscal quarter. No impairment charges resulted from these impairment tests for the years ended June 30, 2010, 2009 and 2008.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

When the Company disposes of a restaurant within six months of acquisition, the goodwill recorded in connection with the acquisition is written off. Goodwill is written off based on the relative fair value of the business sold to the reporting unit when disposals occur more than six months after acquisition.

Long-Lived Assets

Long-lived assets, such as property and equipment and acquired intangibles subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews long-lived assets for indications of impairment on a quarterly basis. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, a significant under-performance relative to expected and/or historical results (two consecutive years of negative comparable sales or operating cash flows), significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires the Company to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, the Company must record an impairment charge equal to the excess, if any, of net carrying value over fair value.

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Certain definite-lived intangible assets, consisting primarily of franchise agreements recorded in connection with acquisition of BKC by the Sponsors, are grouped for impairment reviews at the country level. Other long-lived assets and related liabilities are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States, Canada, the U.K. and Germany. The operating market groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. Similarly, operating markets within the other foreign countries with large asset concentrations (the U.K. and Germany) are comprised of geographic regions within those countries (three in the U.K. and two in Germany). These operating market definitions are based upon the following primary factors:

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

In countries in which the Company has a smaller number of restaurants, most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, the Company has defined operating markets as the entire country in the case of The Netherlands, Spain, Italy, Mexico, Singapore, and China.

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Derivative Financial Instruments

Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and recognized in the statements of income when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for, and the Company has applied hedge accounting treatment.

When applying hedge accounting, the Company’s policy is to designate, at a derivative’s inception, the specific assets, liabilities or future commitments being hedged, and to assess the hedge’s effectiveness at inception and on an ongoing basis. The Company may elect not to designate the derivative as a hedging instrument where the same financial impact is achieved in the financial statements. The Company does not enter into or hold derivatives for speculative purposes.

Disclosures About Fair Value of Financial Instruments

The Company adopted the required fair value measurements and disclosure provisions of Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820 related to non-financial assets and liabilities as of July 1, 2009. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. For the Company these items primarily include long-lived assets, goodwill and intangible assets for which fair value is determined as part of the related impairment tests and asset retirement obligations initially measured at fair value. At June 30, 2010, there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

Fair value is defined by this accounting standard as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. This accounting standard establishes a fair value hierarchy “the valuation hierarchy” that prioritizes the information used in measuring fair value as follows:

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly

Level 3	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

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

Restricted investments, consisting of investment securities held in a rabbi trust to invest compensation deferred under the Company’s Executive Retirement Plan and fund future deferred compensation obligations, are carried at fair value, with net unrealized gains and losses recorded in the Company’s consolidated statements of income. The fair value of these investment securities are determined using quoted market prices in active markets classified as Level 1 within the fair value hierarchy.

Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

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

Franchise restaurants and Company restaurants contribute to advertising funds managed by the Company in the United States and certain international markets where Company restaurants operate. Under the Company’s franchise agreements, contributions received from franchisees must be spent on advertising, marketing and related activities, and result in no gross profit recognized by the Company. Advertising expense, net of franchisee contributions, totaled $91.3 million for the year ended June 30, 2010, $93.3 million for the year ended June 30, 2009, and $91.5 million for the year ended June 30, 2008, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Income Taxes

Amounts in the financial statements related to income taxes are calculated using the principles of FASB ASC Topic 740, “Income Taxes.” Under these principles, deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A deferred tax asset is recognized when it is considered more likely than not to be realized. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in income in the year in which the law is enacted. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of nonqualified stock options and settlement of restricted stock awards.

The Company recognizes positions taken or expected to be taken in a tax return, in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities are classified as other operating (income) expense, net in the consolidated statements of income.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is consistent with that of basic earnings per share, while giving effect to all dilutive potential common shares that were outstanding during the period.

Stock-based Compensation

The Company recognizes share-based compensation cost based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period, which is generally the vesting period of the equity grant.

Stock options and restricted stock and restricted stock units (“RSU”) granted by the Company typically contain only a service condition for vesting. For performance-based restricted stock and restricted stock units (“PBRS”) vesting is based both on a performance condition and a service condition. For awards that have a cliff-vesting schedule, stock-based compensation cost is recognized ratably over the requisite service period. For awards with a graded vesting schedule, where the award vests in increments during the requisite service period, the Company has elected to record stock-based compensation cost over the requisite service period for the entire award.

Retirement Plans

Gains or losses and prior service costs or credits related to the Company’s pension plans are being recognized as they arise as a component of other comprehensive income (loss) to the extent they have not been recognized as a component of net periodic benefit cost. In the fourth quarter of fiscal year 2009, the Company adopted the measurement date provisions of FASB ASC Topic 715 “Compensation — Retirement Benefits” and recorded a decrease to retained earnings of $0.4 million after tax related to its pension plans and postretirement medical plan.

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

The Company also maintains an Executive Retirement Plan (“ERP”) for all officers and senior management. Officers and senior management may elect to defer up to 75% of base pay once 401(k) limits are reached and up to 100% of incentive pay on a before-tax basis under the ERP. BKC provides a dollar-for-dollar match up to the first 6% of base pay.

The Company established a rabbi trust to invest compensation deferred under the ERP and fund future deferred compensation obligations. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes and are classified as restricted investments within other assets, net in the Company’s consolidated balance sheets. The rabbi trust is required to be consolidated into the Company’s consolidated financial statements. Participants receive returns on amounts they deferred under the deferred compensation plan based on investment elections they make.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In the quarter ended September 30, 2009, the Company elected to cease future participant deferrals and Company contributions into the rabbi trust; however, participant deferrals and Company contributions will be credited with a hypothetical rate of return based on the investment options and allocations in various mutual funds selected by each participant (the “unfunded portion of the ERP liability”). The deferred compensation expense related to the unfunded portion of the ERP liability is included as a component of selling, general and administrative expenses and was not significant. The total deferred compensation liability related to the ERP was $22.6 million and $17.9 million at June 30, 2010 and 2009, respectively.

The investment securities in the rabbi trust have been designated by the Company as trading securities and are carried at fair value as restricted investments within other assets, net in the Company’s consolidated balance sheets, with unrealized trading gains and losses recorded in earnings. The fair value of the investment securities held in the rabbi trust was $19.9 million and $17.9 million as of June 30, 2010 and 2009, respectively. During the current fiscal year, the Company began recording the net (gains) losses related to the change in value of these investments in selling, general and administrative expenses, along with an offsetting amount related to the increase (decrease) in deferred compensation, in selling, general and administrative expenses in the accompanying consolidated statements of income to reflect its exposure to the funded portion of the ERP liability. As such, the Company reclassified $3.9 million and $1.5 million of loss previously recorded in other operating (income) expenses, net to selling, general and administrative expenses for the fiscal years ended June 30, 2009 and 2008, respectively.

The following table presents net (gains) and losses related to the investments held in the rabbi trust and the offsetting increase (decrease) in deferred compensation expense related to the ERP liability as a component of selling, general and administrative expenses (in millions):

	Years Ended June 30,
	2010	2009	2008

Net (gains) losses on investments held in the rabbi trust	$(3.7)	$3.9	$1.5
Increase (decrease) in deferred compensation — funded portion	3.7	(3.9)	(1.5)

Net impact	$—	$—	$—

Amounts recorded in the consolidated statements of income representing the Company’s contributions to the Savings Plan and the ERP on behalf of restaurant and corporate employees for the years ended June 30, 2010, 2009 and 2008 totaled $6.7 million, $6.4 million and $6.9 million, respectively. Company contributions made on behalf of restaurant employees are classified as payroll and employee benefit expenses in our consolidated statements of income, while Company contributions made on behalf of corporate employees are classified as selling, general and administrative expenses in our consolidated statements of income.

Note 3.	Stock-based Compensation

Non-qualified stock option awards (“stock options”) granted by the Company expire 10 years from the grant date and generally vest ratably over a four to five-year service period commencing on the grant date. In August 2009, the Company granted stock options covering approximately 1.8 million shares to eligible employees. Nonvested shares granted by the Company consist of RSU awards, PBRS awards and deferred shares issued to non-employee members of the Company’s Board of Directors. RSU’s generally vest ratably over a two to five year service period commencing on the grant date. In August 2009, the Company granted PBRS awards covering approximately 0.7 million shares of common stock to eligible employees. The PBRS awards typically have a three year vesting period, which includes the one-year performance period. The number of PBRS awards that actually vest are determined based on achievement of a Company performance target during the one-year performance period.

The Company recorded $17.0 million, $16.2 million and $11.4 million of stock-based compensation expense in the years ended June 30, 2010, 2009 and 2008, respectively, in selling, general and administrative expenses.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Equity Incentive Plan and 2006 Omnibus Incentive Plan

The Company’s Equity Incentive Plan and 2006 Omnibus Incentive Plan (collectively, “the Plans”) permit the grant of stock-based compensation awards including stock options, RSU’s, deferred shares and PBRS to participants for up to 20.8 million shares of the Company’s common stock. Awards are granted with an exercise price or market value equal to the closing price of the Company’s common stock on the date of grant. The number of shares available to be granted under the Plans totaled approximately 3.6 million as of June 30, 2010. The Company satisfies share-based exercises and vesting through the issuance of authorized but previously unissued shares of the Company’s stock or treasury shares. Nonvested shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

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

Stock-based compensation expense for stock options is estimated on the grant date using a Black-Scholes option pricing model. The Company’s specific weighted-average assumptions for the risk-free interest rate, expected term, expected volatility and expected dividend yield are discussed below. Additionally, the Company is required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could be affected by changes in the Company’s assumptions or changes in market conditions.

The Company has determined the expected term of stock options granted using the simplified method. Based on the results of applying the simplified method, the Company has determined that 6.25 years is an appropriate expected term for awards with four-year graded vesting.

As a newly public company, the Company previously elected to base the estimate of expected volatility of its common stock for the Black-Scholes option pricing model solely on the historical volatility of a group of its peers. Beginning in 2008, the Company determined it had sufficient information regarding the historical volatility of its common stock price and implied volatility of its exchange-traded options to incorporate a portion of these volatilities into the calculation of expected volatility used in the Black-Scholes model, in addition to the historical volatility of a group of its peers.

The fair value of each stock option granted under the Plans during the years ended June 30, 2010, 2009, and 2008 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Years Ended June 30,
	2010	2009	2008

Risk-free interest rate	2.92%	3.33%	4.40%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	37.15%	31.80%	29.35%
Expected dividend yield	1.37%	0.96%	1.07%

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of stock option activity under the Plans as of and for the year ended June 30, 2010 is as follows:

				Weighted Average
	Total	Weighted	Total	Remaining
	Number of	Average	Intrinsic	Contractual Term
	Options	Exercise Price	Value	(Yrs)
	(In 000’s)		(In 000’s)

Options outstanding as of July 1, 2009	5,926.0	$16.10	$26,861.4	6.83
Granted	1,829.1	$18.37
Pre-vest cancels	(687.2)	$20.05
Exercised	(627.8)	$6.69
Post-vest cancels	(81.5)	$24.12

Options outstanding as of June 30, 2010	6,358.6	$17.16	$18,954.0	6.72

Options exercisable as of June 30, 2010	3,240.4	$13.49	$18,284.0	5.28

The weighted average grant date fair value of stock options granted was $6.56, $8.54, and $7.99 during the years ended June 30, 2010, 2009 and 2008, respectively. For the years ended June 30, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $8.1 million, $11.4 million, and $14.4 million, respectively, and the related excess tax benefits from stock options exercised were $3.5 million, $3.3 million, and $9.3 million, respectively.

For the years ended June 30, 2010, 2009 and 2008, proceeds from stock options exercised were $4.2 million, $3.0 million, and $3.8 million, respectively,

A summary of nonvested share activity under the Plans, which includes RSU’s, deferred shares, and PBRS awards, as of and for the year ended June 30, 2010 is as follows:

		Weighted
		Average
	Total	Grant
	Number of	Date Fair
	Nonvested Shares	Value
	(In 000’s)

Nonvested shares outstanding as of July 1, 2009	1,768.4	$20.69
Granted	692.5	$18.35
Vested & settled	(545.7)	$14.57
Pre-vest cancels	(271.3)	$21.20

Nonvested shares outstanding as of June 30, 2010	1,643.9

Nonvested shares unvested as of June 30, 2010	1,472.8

The weighted average grant date fair value of nonvested shares granted during the years ended June 30, 2010, 2009 and 2008 were $18.35, $25.10, and $23.95, respectively. The total intrinsic value of grants which vested and settled was $9.6 million, $1.1 million, and $14.3 million in the years ended June 30, 2010, 2009 and 2008, respectively.

As of June 30, 2010, there was $29.5 million of total unrecognized compensation cost related to stock options and nonvested shares granted under the Plans. The cost is expected to be recognized in the Company’s financial statements over a weighted-average period of 1.69 years.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For the years ended June 30, 2010, 2009 and 2008, the fair value of shares withheld by the Company to meet employees’ minimum statutory withholding tax requirements on the settlement of RSU’s was $2.7 million, $0.3 million, and $4.1 million, respectively.

Note 4.	Acquisitions, Closures and Dispositions

Acquisitions

Acquisitions are summarized as follows (in millions, except for number of restaurants):

	Years Ended June 30,
	2010	2009	2008

Number of restaurants acquired	39	87	83
Prepaids and other current assets	$1.8	$1.0	$1.0
Property and equipment, net	4.9	14.6	13.3
Goodwill and other intangible assets	7.6	55.7	47.5
Other assets, net	2.1	—	—
Assumed liabilities	(2.4)	(3.4)	(7.6)

Total purchase price	$14.0	$67.9	$54.2

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and sales of Company restaurants to franchisees, referred to as “refranchisings,” and are recorded in other operating (income) expenses, net in the accompanying consolidated statements of income. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

Closures and dispositions are summarized as follows (in millions, except for number of restaurants):

	Years Ended June 30,
	2010	2009	2008

Number of restaurant closures	34	19	29
Number of refranchisings	91	51	38
Net gain on restaurant closures, refranchisings and dispositions of assets	$(2.4)	$(8.5)	$(9.8)

Included in the net gain on restaurant closures, refranchisings and dispositions of assets for the years ended June 30, 2010 and 2009 is a $2.3 million and $5.4 million gain, respectively, from the refranchising of Company restaurants in the U.S. and Germany. Included in the net gain on restaurant closures, refranchisings and dispositions of assets for the year ended June 30, 2008 is a $9.0 million gain from the refranchising of Company restaurants, primarily in Germany.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Franchise Revenues

Franchise revenues consist of the following (in millions):

	Years Ended June 30,
	2010	2009	2008

Franchise royalties	$529.5	$518.2	$512.6
Initial franchise fees	10.9	13.8	13.2
Renewal franchise fees and other related fees	8.8	11.4	11.4

Total	$549.2	$543.4	$537.2

Note 6.	Trade and Notes Receivable, net

Trade and notes receivable, net, consists of the following (in millions):

	As of June 30,
	2010	2009

Trade accounts receivable	$158.7	$146.3
Notes receivable, current portion	4.8	5.5

	163.5	151.8
Allowance for doubtful accounts	(20.6)	(21.8)

Total, net	$142.9	$130.0

The change in allowances for doubtful accounts is as follows:

	Years Ended June 30,
	2010	2009	2008

Beginning balance	$21.8	$23.0	$28.6
Provision (recoveries) for doubtful accounts, net	0.8	0.7	(2.7)
Write-offs	(2.0)	(1.9)	(2.9)

Ending balance	$20.6	$21.8	$23.0

Note 7.	Prepaids and Other Current Assets, net

Included in prepaids and other current assets, net were inventories totaling $15.4 million and $15.8 million, prepaid expenses of $33.1 million and $31.0 million, foreign currency forward contracts of $25.9 million and $0.3 million, and refundable income taxes of $14.0 million and $39.3 million as of June 30, 2010 and 2009, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Property and Equipment, net

Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

		As of June 30,
		2010	2009

Land		$386.0	$390.3
Buildings and improvements(1)	(up to 40 years)	723.2	697.1
Machinery and equipment(2)	(up to 18 years)	317.3	293.8
Furniture, fixtures, and other	(up to 10 years)	149.0	132.8
Construction in progress		105.5	106.6

		$1,681.0	$1,620.6
Accumulated depreciation and amortization(3)		(666.9)	(607.4)

Property and equipment, net		$1,014.1	$1,013.2

(1)	Buildings and improvements include assets under capital leases of $76.6 million and $75.6 million as of June 30, 2010 and 2009, respectively.

(2)	Machinery and equipment include assets under capital leases of $1.9 million and $1.8 million as of June 30, 2010 and 2009, respectively.

(3)	Accumulated depreciation related to capital leases totaled $38.6 million and $34.1 million as of June 30, 2010 and 2009, respectively.

Depreciation and amortization expense on property and equipment totaled $120.6 million, $110.1 million and $116.6 million for the years ended June 30, 2010, 2009 and 2008, respectively.

Construction in progress represents new restaurant construction, reimaging (demolish and rebuild) and remodeling of existing and acquired restaurants.

Note 9.	Intangible Assets, net and Goodwill

The Burger King Brand, which had a carrying value of $874.0 million and $905.1 million as of June 30, 2010 and 2009, respectively, is the Company’s only intangible asset with an indefinite life. The decrease in the net carrying value of the Brand is primarily attributable to a $31.0 million impact from foreign currency translation on the value of the Brand recorded in the Company’s EMEA/APAC reporting segment. Goodwill had a carrying value of $31.0 million and $26.4 million as of June 30, 2010 and 2009, respectively. The increase in goodwill during 2010 resulted from the acquisition of 35 restaurants in Singapore.

The tables below present intangible assets subject to amortization, along with their useful lives (in millions):

		As of June 30,
		2010	2009

Franchise agreements including reacquired franchise rights	(up to 26 years)	$142.2	$140.6
Accumulated amortization		(25.3)	(19.5)

Franchise agreements, net		116.9	121.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		As of June 30,
		2010	2009

Favorable leases	up to 20 years	49.1	48.8
Accumulated amortization		(14.6)	(12.3)

Favorable leases, net		34.5	36.5

The Company recorded amortization expense on intangible assets of $8.7 million, $8.8 million, and $5.0 million in the fiscal years ended June 30, 2010, 2009, and 2008, respectively.

As of June 30, 2010, estimated future amortization expense on intangible assets for each of the years ended June 30, is $8.9 million in 2011, $8.8 million in 2012 and 2013, $8.6 million in 2014, $8.2 million in 2015 and $107.2 million thereafter.

Note 10.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in millions):

	Years Ended June 30,
	2010	2009	2008

Numerator:
Numerator for basic and diluted earnings per share:
Net income	$186.8	$200.1	$189.6

Denominator:
Weighted average shares — basic	135.4	134.8	135.1
Effect of dilutive securities	1.8	2.0	2.5

Weighted average shares — diluted	137.2	136.8	137.6

Basic earnings per share	$1.38	$1.48	$1.40
Diluted earnings per share	$1.36	$1.46	$1.38
Antidilutive shares(1)	4.3	2.4	0.8

(1)	These shares were not included in the computation of weighted average shares-diluted because they would have been anti-dilutive for the periods presented.

Note 11.	Other Accrued Liabilities and Other Liabilities

Included in other accrued liabilities (current) as of June 30, 2010 and 2009, were accrued payroll and employee-related benefit costs totaling $58.5 million and $69.4 million, respectively. The decrease in payroll and employee-related benefit costs of $10.9 million is primarily due to a decrease in annual incentive bonus accrual and timing of payroll periods during fiscal 2010, as compared to prior fiscal year.

Included in other liabilities (non-current) as of June 30, 2010 and 2009, were accrued pension liabilities of $79.4 million and $54.0 million, respectively; interest rate swap liabilities of $26.1 million and $32.4 million, respectively; casualty insurance reserves of $25.5 million and $27.7 million, respectively; retiree health benefits of $25.0 million and $21.1 million, respectively; and liabilities for unfavorable leases of $127.3 million and $155.5 million, respectively. The $28.2 million decrease in liabilities for unfavorable leases is primarily attributable to amortization taken during the fiscal year, termination of leases as a result of refranchising of Company restaurants and a $4.1 million impact from foreign currency translation.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12.	Long-Term Debt

Long-term debt is comprised of the following:

	As of June 30,
	2010	2009

Term Loan A	$87.5	$150.0
Term Loan B-1	666.2	666.2
Revolving Credit Facility	—	—
Other	1.7	2.1

Total debt	755.4	818.3
Less: current maturities of debt	(87.7)	(62.7)

Total long-term debt	$667.7	$755.6

The Company’s credit facility consists of term loans A and B-1 and a $150.0 million revolving credit facility (“credit facility”).

The interest rate under Term Loan A and the revolving credit facility is, at the Company’s option, either (a) the greater of the federal funds effective rate plus 0.50% or the prime rate (“ABR”), plus a rate not to exceed 0.75%, which varies according to the Company’s leverage ratio or (b) LIBOR plus a rate not to exceed 1.75%, which varies according to Company’s leverage ratio. The interest rate for Term Loan B-1 is, at the Company’s option, either (a) ABR, plus a rate of 0.50% or (b) LIBOR plus 1.50%, in each case so long as the Company’s leverage ratio remains at or below certain levels (but in any event not to exceed 0.75% in the case of ABR loans and 1.75% in the case of LIBOR loans). The weighted average interest rates related to the Company’s term debt was 4.7% and 5.1% for the years ended June 30, 2010 and June 30, 2009, respectively, which included the impact of interest rate swaps on 73% and 71% of the Company’s term debt, respectively.

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

The financial covenants limit the maximum amount of capital expenditures to approximately $200.0 million per fiscal year over the term of the facility, subject to certain financial ratios. Following the end of each fiscal year, if the Company’s leverage ratio exceeds 3.0x, the Company is required to prepay the term debt in an amount equal to 50% of excess cash flow (as defined in the credit facility agreement) for such fiscal year. The Company has not been required to make any prepayments in connection with these covenants. There are other events and transactions, such as certain asset sales, sale and leaseback transactions resulting in aggregate net proceeds over $2.5 million in any fiscal year, proceeds from casualty events and incurrence of debt that may trigger additional mandatory prepayment.

The facility also allows the Company to make dividend payments, subject to certain covenant restrictions. As of June 30, 2010, the Company believes it was in compliance with the financial covenants of the credit facility.

Provided that the Company is in compliance with certain financial covenants, the facility allows the Company to request one or more tranches of incremental term loans up to a maximum amount of $150.0 million, although no lender is obligated to provide any incremental term loans unless it so agrees. As of June 30, 2010, the amount available under the revolving credit facility was $115.8 million, net of $34.2 million of irrevocable standby letters of credit outstanding. BKC incurs a commitment fee on the unused revolving credit facility at the rate of 0.50% multiplied by the unused portion.

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

During the year ended June 30, 2010, the Company paid $101.2 million of long-term debt, of which $62.5 million related to the Term Loan A and $38.5 million related to the revolving credit facility and borrowed $38.5 million under the revolving credit facility. As of June 30, 2010, the next scheduled principal payment on term debt is the September 30, 2010 principal payment of $21.9 million on Term Loan A. The level of required principal repayments increases over time thereafter. The maturity dates of Term Loan A, Term Loan B-1, and any amounts drawn under the revolving credit facility are June 2011, June 2012 and June 2011, respectively.

The aggregate maturities of long-term debt, including the Term Loan A, Term Loan B-1 and other debt as of June 30, 2010, are as follows (in millions):

Principal
Year Ended June 30,	Amount

2011	$87.7
2012	666.4
2013	0.2
2014	0.2
2015	0.2
Thereafter	0.7

Total	$755.4

The Company also has lines of credit with foreign banks, which can also be used to provide guarantees, in the amounts of $3.1 million and $3.5 million as of June 30, 2010 and 2009, respectively. There are no guarantees issued against these lines of credit as of June 30, 2010 and 2009, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Fair Value Measurements

Fair Value Measurements

The following table presents (in millions) financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments, and other investments, which consists of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan, as well as their location on the Company’s consolidated balance sheets as of June 30, 2010 and 2009 respectively:

	As of June 30, 2010				Fair Value Measurements at June 30, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaid and				Active Markets	Other	Significant
	Other		Other		for Identical	Observable	Unobservable
	Current	Other	Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	Assets	Liabilities	Liabilities	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(26.1)	$—	$(26.1)	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—
Foreign currency forward contracts (liability)	—	—	—	—	—	—	—

Total	$0.1	$—	$—	$(26.1)	$—	$(26.0)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$25.8	$—	$—	$—	$—	$25.8	$—
Foreign currency forward contracts (liability)	—	—	(2.6)	—	—	(2.6)	—

Total	$25.8	$—	$(2.6)	$—	$—	$23.2	$—

Other investments:
Investments held in a rabbi trust	$—	$19.9	$—	$—	$19.9	$—	$—

Total	$—	$19.9	$—	$—	$19.9	$—	$—

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	As of June 30, 2009				Fair Value Measurements at June 30, 2009
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaid and				Active Markets	Other	Significant
	Other		Other		for Identical	Observable	Unobservable
	Current	Other	Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	Assets	Liabilities	Liabilities	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Total	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$0.3	$—	$—	$—	$—	$0.3	$—
Foreign currency forward contracts (liability)	$—	$—	$(20.3)	$—	$—	$(20.3)	$—

Total	$0.3	$—	$(20.3)	$—	$—	$(20.0)	$—

Other investments:
Investments held in a rabbi trust	$—	$17.9	$—	$—	$17.9	$—	$—

Total	$—	$17.9	$—	$—	$17.9	$—	$—

The Company’s derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

At June 30, 2010, the fair value of the Company’s variable rate term debt was estimated at $744.4 million, compared to a carrying amount of $753.7 million. At June 30, 2009, the fair value of the Company’s variable rate term debt was estimated at $791.9 million, compared to a carrying amount of $816.2 million. Refer to Note 2 for inputs used to estimate fair value.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis, that is these assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. For the Company, these items primarily include long- lived assets, goodwill and other intangible assets. Refer to Note 2 for inputs and valuation techniques used to measure fair value of these nonfinancial assets. There was no impairment charge recorded for fiscal year ended June 30, 2010.

Note 14.	Derivative Instruments

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest Rate Swaps

The Company enters into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Company’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B-1 debt (the “Term Debt”). Interest payments on the Term Debt are made quarterly and the variable rate on the Term Debt is reset at the end of each fiscal quarter. The interest rate swap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. These changes in fair value are subsequently reclassified into earnings as a component of interest expense each quarter as interest payments are made on the Term Debt. At June 30, 2010, interest rate swap contracts with a notional amount of $575.0 million were outstanding.

In September 2006, the Company settled interest rate swaps designated as cash flow hedges, which had a fair value of $11.5 million, and terminated the hedge relationship. The fair value of the settled swaps is recorded in AOCI and is being recognized as a reduction to interest expense each quarter over the remaining term of the Term Debt. At June 30, 2010, $0.4 million remained in AOCI related to settled interest rate swaps.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts, which typically have maturities between one and fifteen months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. The Company also enters into foreign currency forward contracts in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. At June 30, 2010, foreign currency forward contracts with a notional amount of $391.2 million were outstanding.

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents the required quantitative disclosures for the Company’s derivative instruments (in millions):

	For the Year Ended			For the Year Ended
	June 30, 2010			June 30, 2009
		Foreign			Foreign
	Interest	Currency		Interest	Currency
	Rate	Forward		Rate	Forward
	Swaps	Contracts	Total	Swaps	Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(16.4)	$(0.6)	$(17.0)	$(39.2)	$(0.1)	$(39.3)
Gain (loss) reclassified from AOCI into interest expense, net(1)	$(21.1)	$—	$(21.1)	$(10.5)	$—	$(10.5)
Gain (loss) reclassified from AOCI into royalty income	$—	$(0.8)	$(0.8)	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion)(2)	$(0.2)	$—	$(0.2)	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion)(2)	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$44.6	$44.6	$—	$43.2	$43.2

(1)	Includes $1.6 million and $1.3 million of gain for the fiscal year ended June 30, 2010 and 2009, respectively, related to the terminated hedges.

(2)	The amount of ineffectiveness recorded in earnings during the fiscal year ended June 30 2009 was not significant.

Note 15.	Interest Expense

Interest expense consists of the following (in millions):

	Years Ended June 30,
	2010	2009	2008

Term loans, interest rate swaps and other	$39.4	$47.2	$56.4
Capital lease obligations	10.2	10.1	10.7

Total	$49.6	$57.3	$67.1

The Company had $2.9 million and $4.9 million of unamortized deferred financing costs at June 30, 2010 and 2009, respectively. These fees are classified in other assets, net and are amortized over the term of the debt into interest expense on term debt using the effective interest method.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 16.	Income Taxes

Income before income taxes, classified by source of income, is as follows (in millions):

	Years Ended June 30,
	2010	2009	2008

Domestic	$228.4	$241.4	$245.1
Foreign	55.9	43.4	47.9

Income before income taxes	$284.3	$284.8	$293.0

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	Years Ended June 30,
	2010	2009	2008

Current:
Domestic
Federal	$64.7	$57.0	$64.5
State, net of federal income tax benefit	4.6	6.1	8.3
Foreign	11.3	9.5	10.3

	$80.6	$72.6	$83.1

Deferred:
Domestic
Federal	$14.4	$9.1	$9.8
State, net of federal income tax benefit	3.1	6.2	1.3
Foreign	(0.6)	(3.2)	9.2

	$16.9	$12.1	$20.3

Total	$97.5	$84.7	$103.4

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Years Ended June 30,
	2010	2009	2008

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	2.8	2.6
Costs/(Benefits) and taxes related to foreign operations	1.7	(4.7)	7.4
Foreign tax rate differential	(5.6)	(4.9)	(5.3)
Foreign exchange differential on tax benefits	0.3	0.7	(0.6)
Change in valuation allowance	(0.6)	1.1	(3.1)
Change in accrual for tax uncertainties	0.2	(1.3)	(0.1)
Other	(0.1)	1.0	(0.6)

Effective income tax rate	34.3%	29.7%	35.3%

The Company’s effective tax rate was 34.3% for the fiscal year ended June 30, 2010, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations. The Company’s effective tax rate was 29.7% for the fiscal year ended June 30, 2009, primarily as a result of the resolution of federal and state audits

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and tax benefits realized from the dissolution of dormant entities. The Company’s effective tax rate was 35.3% for the fiscal year ended June 30, 2008, primarily as a result of the resolution of federal, state and international audits, dissolution of a foreign partnership, and changes in state and foreign tax law.

Income tax expense includes an decrease in valuation allowance related to deferred tax assets in foreign countries of $1.7 million for the year ended June 30, 2010, an increase of $3.0 million for the year ended June 30, 2009 and a decrease of $7.1 million for the year ended June 30, 2008. The decrease in valuation allowance for the year ended June 30, 2010 is a result of changes in the projected utilization of deferred tax assets in foreign jurisdictions.

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	Years Ended June 30,
	2010	2009	2008

Income tax expense from continuing operations	$97.5	$84.7	$103.4
Interest rate swaps in accumulated other comprehensive income (loss)	2.0	(11.0)	(5.0)
Pension liability in accumulated other comprehensive income (loss)	(11.3)	(9.4)	(4.5)
Adjustments to deferred income taxes related to Brand	—	(0.2)	(2.4)
Adjustments to the valuation allowance related to Brand	—	(0.3)	(6.5)
Stock option tax benefit in additional paid-in capital	(3.5)	(3.3)	(9.3)

	$84.7	$60.5	$75.7

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	Years Ended June 30,
	2010	2009	2008

Deferred income tax expense (exclusive of the effects of components listed below)	$15.7	$3.2	$20.3
Change in valuation allowance (net of amounts allocated as adjustments to purchase accounting in 2009 and 2008)	(1.7)	3.0	(7.1)
Change in effective state income tax rate	0.8	4.5	—
Change in effective foreign income tax rate	2.1	1.4	7.1

Total	$16.9	$12.1	$20.3

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	As of June 30,
	2010	2009

Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$14.6	$12.7
Accrued employee benefits	63.8	49.6
Unfavorable leases	53.9	71.9
Liabilities not currently deductible for tax	42.2	52.7
Tax loss and credit carryforwards	138.5	111.3
Property and equipment, principally due to differences in depreciation	53.0	61.6
Other	3.4	3.4

Total gross deferred tax assets	369.4	363.2
Valuation allowance	(74.6)	(78.7)

Net deferred tax assets	294.8	284.5
Less deferred tax liabilities:
Intangible assets	249.7	237.3
Leases	53.1	55.1
Statutory impairment	12.2	—

Total gross deferred tax liabilities	315.0	292.4

Net deferred tax liability	$20.2	$7.9

For the year ended June 30, 2010, the valuation allowance decreased by $4.1 million. The decrease in valuation allowance for the year ended June 30, 2010 is primarily the result of changes in the projected utilization of deferred tax assets in foreign jurisdictions and changes in currency exchange rates.

Changes in valuation allowance are as follows:

	Years Ended June 30,
	2010	2009	2008

Beginning balance	$78.7	$87.9	$97.8
Change in estimates recorded to deferred income tax expense	(1.7)	3.0	(7.1)
Change in estimates in valuation allowance recorded to intangible assets	—	(0.3)	(6.5)
Changes from foreign currency exchange rates	(3.1)	(11.9)	4.6
Other	0.7	—	(0.9)

Ending balance	$74.6	$78.7	$87.9

The Company has no Federal loss carryforwards in the United States and has State loss carryforwards of $0.2 million, expiring between 2022 and 2026. In addition, the Company has foreign loss carryforwards of $298.0 million expiring between 2011 and 2030, and foreign loss carryforwards of $229.8 million that do not expire. As of June 30, 2010, the Company has a foreign tax credit carryforward balance of $50.8 million.

Deferred taxes have not been provided on basis differences related to investments in foreign subsidiaries. These differences consist primarily of $147.3 million of undistributed earnings, which are considered to be permanently reinvested in the operations of such subsidiaries outside the United States. Determination of the

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

deferred income tax liability on these unremitted earnings is not practicable. Such liability, if any, depends on circumstances existing if and when remittance occurs.

The Company had $14.2 million and $15.5 million of unrecognized tax benefits at June 30, 2010 and 2009, respectively, which if recognized, would affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As of June 30,
	2010	2009	2008

Beginning balance	$15.5	18.3	18.9
Additions on tax position related to the current year	1.2	4.5	3.7
Additions for tax positions of prior years	2.7	1.9	0.6
Reductions for tax positions of prior years	(2.0)	(7.7)	(3.9)
Reductions for settlements	(2.0)	(0.2)	(0.1)
Reductions due to statute expiration	(1.2)	(1.3)	(0.9)

Ending Balance	$14.2	$15.5	$18.3

During the twelve months beginning July 1, 2010, it is reasonably possible the Company will reduce unrecognized tax benefits by a range of approximately $2.0 million to $3.0 million, primarily as a result of the expiration of certain statutes of limitations and the completion of certain tax audits.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2010 and 2009 was $2.9 million and $3.7 million, respectively. Potential interest and penalties associated with uncertain tax positions recognized during the years ended June 30, 2010 and 2009 were $0.6 million, each year, and $1.5 million for the year ended June 30, 2008. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally the Company is subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions should be individually material. The Company is currently under audit by the U.S. Internal Revenue Service for the years ended June 30, 2008 and June 30, 2007. The Company also has various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.

Note 17.	Related Party Transactions

The Company paid $1.1 million in registration expenses relating to the secondary offerings during the year ended June 30, 2008. This amount included registration and filing fees, printing fees, external accounting fees, all reasonable fees and disbursements of one law firm selected by the Sponsors and all expenses related to the road show for the secondary offerings.

Note 18.	Leases

As of June 30, 2010, the Company leased or subleased 1,145 restaurant properties to franchisees and non-restaurant properties to third parties under capital and operating leases. The building and leasehold improvements of the leases with franchisees are usually accounted for as direct financing leases and recorded as a net investment in property leased to franchisees, while the land is recorded as operating leases. Most leases to franchisees provide for

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

fixed payments with contingent rent when sales exceed certain levels. Lease terms generally range from 10 to 20 years. The franchisees bear the cost of maintenance, insurance and property taxes.

Property and equipment, net leased to franchisees and other third parties under operating leases was as follows (in millions):

	As of June 30,
	2010	2009

Land	$198.3	$195.8
Buildings and improvements	79.6	114.0
Restaurant equipment	8.1	5.1

	$286.0	$314.9
Accumulated depreciation	(70.5)	(40.9)

	$215.5	$274.0

Net investment in property leased to franchisees and other third parties under direct financing leases was as follows (in millions):

	As of June 30,
	2010	2009

Future minimum rents to be received	$316.6	$306.4
Estimated unguaranteed residual value	3.7	4.0
Unearned income	(172.3)	(166.2)
Allowance on direct financing leases	(0.6)	(0.2)

	$147.4	$144.0
Current portion included within trade receivables	(8.9)	(8.7)

Net investment in property leased to franchisees	$138.5	$135.3

In addition, the Company is the lessee on land, building, equipment, office space and warehouse leases, including 259 restaurant buildings under capital leases. Initial lease terms are generally 10 to 20 years. Most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

As of June 30, 2010, future minimum lease receipts and commitments were as follows (in millions):

	Lease Receipts
	Direct		Lease Commitments(a)
	Financing	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2011	$29.9	$67.8	$(15.2)	$(161.7)
2012	29.3	62.9	(14.9)	(156.9)
2013	28.8	60.3	(14.8)	(144.7)
2014	27.6	58.2	(14.8)	(136.5)
2015	27.0	51.3	(12.8)	(125.6)
Thereafter	174.0	335.3	(61.6)	(729.6)

Total	$316.6	$635.8	$(134.1)	$(1,455.0)

(a)	Lease commitments under operating leases have not been reduced by minimum sublease rentals of $343.1 due in the future under noncancelable subleases.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s total minimum obligations under capital leases are $134.1 million and $138.1 million as of June 30, 2010 and 2009, respectively. Of these amounts, $63.2 million and $67.5 million represents interest as of June 30, 2010 and 2009, respectively. The remaining balance of $70.9 million and $70.6 million is reflected as capital lease obligations recorded in the Company’s consolidated balance sheet, of which $5.6 million and $4.8 million is classified as current portion of long-term debt and capital leases as of June 30, 2010 and 2009, respectively.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Years Ended June 30,
	2010	2009	2008

Rental income:
Minimum	$73.1	$69.9	$78.9
Contingent	17.9	20.6	20.7

Total rental income	91.0	90.5	99.6
Earned income on direct financing leases	22.7	23.0	22.0

Total property revenues	$113.7	$113.5	$121.6

Rent expense associated with the lease commitments is as follows (in millions):

	Years Ended June 30,
	2010	2009	2008

Rental expense:
Minimum	$168.9	$166.5	$150.2
Contingent	7.4	7.7	7.4
Amortization of favorable and unfavorable leases contracts, net	(15.0)	(18.2)	(24.2)

Total rental expense	$161.3	$156.0	$133.4

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

Amortization of favorable leases totaled $2.6 million, $2.6 million and $1.8 million for the years ended June 30, 2010, 2009 and 2008, respectively. Amortization of unfavorable leases totaled $17.6 million, $20.8 million and $26.0 million for the years ended June 30, 2010, 2009 and 2008, respectively.

Favorable leases, net of accumulated amortization totaled $34.4 million and $36.5 million as of June 30, 2010 and June 30, 2009, respectively, and are classified as intangible assets in the accompanying consolidated balance sheets. Unfavorable leases, net of accumulated amortization totaled $127.3 million and $155.5 million as of June 30, 2010 and June 30, 2009, respectively, and are classified within other liabilities in the accompanying consolidated balance sheets.

As of June 30, 2010, estimated future amortization expense of favorable lease contracts subject to amortization for each of the years ended June 30 is $2.6 million in 2011, $2.5 million in 2012, $2.6 million in 2013, $2.4 million in 2014, $2.3 million in 2015 and $22.1 million thereafter. As of June 30, 2010, estimated future amortization expense of unfavorable lease contracts subject to amortization for each of the years ended June 30 is $15.1 million in 2011, $14.1 million in 2012, $13.3 million in 2013, $12.4 million in 2014, $11.2 million in 2015 and $61.3 million thereafter.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 19.	Stockholders’ Equity

Dividends Paid

During each of the years ended June 30, 2010, 2009, and 2008, the Company declared four quarterly cash dividends of $0.0625 per share on its common stock. Total dividends paid by the Company during each of the years ended June 30, 2010, 2009, and 2008 was $34.2 million, $34.1 million, and $34.2 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (in millions):

				Accumulated
			Foreign	Other
			Currency	Comprehensive
	Derivatives	Pensions	Translation	Income (Loss)

Balances at June 30, 2007	$7.6	$4.5	$(4.6)	$7.5
Foreign currency translation adjustment	—	—	(1.7)	(1.7)
Net change in fair value of derivatives, net of tax of $3.9 million	(6.4)	—	—	(6.4)
Amounts reclassified to earnings during the period from terminated swaps, net of tax $1.1 million	(1.3)	—	—	(1.3)
Pension and post-retirement benefit plans, net of tax of $4.5 million	—	(6.5)	—	(6.5)

Balances at June 30, 2008	(0.1)	(2.0)	(6.3)	(8.4)
Foreign currency translation adjustment	—	—	(6.0)	(6.0)
Net change in fair value of derivatives, net of tax of $10.6 million	(16.8)	—	—	(16.8)
Amounts reclassified to earnings during the period from terminated swaps, net of tax $0.4 million	(0.9)	—	—	(0.9)
Pension and post-retirement benefit plans, net of tax of $9.2 million	—	(13.8)	—	(13.8)

Balances at June 30, 2009	(17.8)	(15.8)	(12.3)	(45.9)
Foreign currency translation adjustment	—	—	(4.4)	(4.4)
Net change in fair value of derivatives, net of tax of $2.6 million	4.1	—	—	4.1
Amounts reclassified to earnings during the period from terminated swaps, net of tax $0.6 million	(1.0)	—	—	(1.0)
Pension and post-retirement benefit plans, net of tax of $11.3 million	—	(19.7)	—	(19.7)

Balances at June 30, 2010	$(14.7)	$(35.5)	$(16.7)	$(66.9)

Note 20.	Pension and Post Retirement Medical Benefits

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

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Medical Plan (in millions):

	U.S.		International		U.S.
	Pension Plan		Pension Plans		Medical Plan
	2010	2009	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$146.0	$147.8	$23.6	$27.0	$22.1	$22.3
Service cost	—	—	1.8	2.1	0.4	0.6
Interest cost	9.1	11.0	1.3	1.6	1.3	1.7
Actuarial (gains) losses	29.0	(6.4)	5.6	(3.3)	2.7	(1.8)
Employee Contributions	—	—	0.2	0.3	—	—
Part D Rx Subsidy Received	—	—	—	—	0.1	0.1
Foreign currency exchange rate changes	—	—	(2.3)	(4.1)	—	—
Benefits paid	(5.1)	(6.4)	(0.6)	—	(0.6)	(0.8)

Benefit obligation at end of year	$179.0	$146.0	$29.6	$23.6	$26.0	$22.1
Change in plan assets
Fair value of plan assets at beginning of year	$97.9	$99.0	$16.6	$20.8	$—	$—
Actual return on plan assets	14.6	(19.5)	1.1	1.2	—	—
Employer contributions	2.3	24.8	1.2	0.9	—	—
Employee Contributions	—	—	0.2	0.3	—	—
Actuarial gain/loss	—	—	1.7	(3.5)	—	—
Benefits paid	(5.1)	(6.4)	(0.5)	0.1	—	—
Foreign currency exchange rate changes	—	—	(2.0)	(3.2)	—	—

Fair value of plan assets at end of year	$109.7	$97.9	$18.3	$16.6	$—	$—

Funded status of plan	$(69.3)	$(48.1)	$(11.3)	$(7.0)	$(26.0)	$(22.1)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(1.1)	$(1.0)	$(0.1)	$(0.1)	$(1.0)	$(1.0)
Noncurrent liabilities	(68.2)	(47.1)	(11.2)	(6.9)	(25.0)	(21.1)

Net pension liability, end of fiscal year	$(69.3)	$(48.1)	$(11.3)	$(7.0)	$(26.0)	$(22.1)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$55.1	$31.2	$2.7	$(1.3)	$(2.3)	$(5.4)

Total AOCI (before tax)	$55.1	$31.2	$2.7	$(1.3)	$(2.3)	$(5.4)

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

	U.S.		International		U.S.
	Pension Plan		Pension Plans		Medical Plan
	2010	2009	2010	2009	2010	2009

Projected benefit obligation	$179.0	$146.0	$8.8	$7.3	$26.0	$22.1
Accumulated benefit obligation	$179.0	$146.0	$1.6	$6.4	$26.0	$22.1
Fair value of plan assets	$109.7	$97.9	$1.3	$1.3	$—	$—

As of June 30, 2010, for International Pension Plans, accumulated benefit obligations in excess of plan assets relates to the Switzerland pension plan.

Components of Net Periodic Benefit Cost

A summary of the components of net periodic benefit cost for the U.S. Pension Plans and International Pension Plans and U.S. Medical Plan is presented below (in millions):

				International			U.S. Medical
	U.S. Pension Plan			Pension Plans			Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$—	$—	$—	$1.3	$1.3	$1.6	$0.4	$0.5	$0.5
Interest cost	9.1	8.8	8.7	0.8	0.8	1.2	1.4	1.3	1.3
Expected return on plan assets	(9.6)	(8.8)	(8.2)	(0.4)	(0.5)	(1.3)	—	—	—
Recognized net actuarial (gain) loss	—	—	—	—	—	—	(0.4)	(0.2)	—
Amortization of prior service cost	—	—	—	—	—	(0.3)	—	—	—

Net periodic benefit cost	$(0.5)	$—	$0.5	$1.7	$1.6	$1.2	$1.4	$1.6	$1.8

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

	U.S. Pension				U.S. Medical
	Plans		International Pension Plans		Plans
	2010	2009	2010	2009	2010	2009

Unrecognized actuarial (gain) loss	$23.9	$24.1	$4.0	$0.4	$2.7	$(1.7)
Recognized net actuarial gain (loss)	—	—	—	—	0.4	0.2

Total recognized in OCI	$23.9	$24.1	$4.0	$0.4	$3.1	$(1.5)

As of June 30, 2010, for the combined U.S. and international pension plans, the Company expected to amortize during fiscal 2011 from accumulated other comprehensive income/ (loss) into net periodic pension cost an estimated $2.5 million of net actuarial loss.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans and U.S. Medical Plan are as follows:

				International			U.S. Medical
	U.S. Pension Plan			Pension Plans			Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate as of year-end	5.20%	6.37%	6.10%	5.17%	6.00%	6.10%	5.20%	6.37%	6.10%
Range of compensation rate increase	N/A*	N/A*	N/A*	3.71%	3.53%	4.15%	N/A	N/A	N/A

*	The Company curtailed the U.S Pension Plans during the year ended June 30, 2006.

The discount rate used in the calculation of the benefit obligation at June 30, 2010 for the U.S. Plans is derived from a yield curve comprised of the yields of an index of 250 equally-weighted corporate bonds, rated AA or better by Moody’s, which approximates the duration of the U.S. Plans.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans and the U.S. Medical Plan are as follows:

				International			U.S. Medical
	U.S. Pension Plans			Pension Plans			Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	6.37%	6.10%	6.07%	6.07%	5.89%	5.39%	6.37%	6.10%	6.07%
Range of compensation rate increase	N/A *	N/A *	N/A *	3.57%	3.88%	3.61%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	8.25%	8.25%	6.42%	6.51%	7.00%	N/A	N/A	N/A

*	The Company curtailed the U.S Pension Plans during the year ended June 30, 2006.

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	Years Ended June 30,
	2010	2009	2008

Healthcare cost trend rate assumed for next year	8.00%	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2016	2016

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point increase or decrease in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost and the postretirement obligation.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The fair value of major category of pension plan assets for U.S. and International Pension Plans at June 30, 2010 is presented below:

	U.S.	International
	Pension Plan	Pension Plans
	2010	2010

Level 2:
Cash and Cash equivalents(a)	$7.7	$0.3
Equity Securities(b):
U.S.	49.2	3.2
Non — U.S.	11.8	8.3
Fixed Income(b) :
Corporate Bonds and Notes	20.6	—
U.S. Government Treasuries	6.3	—
International Debt	4.9	—
Mortgage-Backed Securities	4.5	—
U.S. Government Agencies	1.9	—
Asset-Backed Securities	1.0	—
Municipal Bonds	0.8	—
Non- U.S. Bonds	0.2	6.2
Other(c )	0.8	0.3

Total fair value of plan assets	$109.7	$18.3

(a)	Short-term investments in money market funds

(b)	Securities held in common commingled trust funds

(c)	Other securities held in common commingled trust funds including interest rate swaps and foreign currency contracts.

The Company categorizes plan assets within a three level fair value hierarchy as described in Note 2. Pooled funds are primarily classified as Level 2 and are valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. The fair value of plan assets for U.S. Pension Plan and International Pension Plans as of June 30, 2009 was $97.9 million and $16.6 million, respectively.

The investment objective for the U.S. Pension Plans and International Pension Plans is to secure the benefit obligations to participants while minimizing costs to the Company. The goal is to optimize the long-term return on plan assets at an average level of risk. The portfolio of equity securities, currently targeted at 60% for U.S. Pension Plan and 70% for International Plan, includes primarily large-capitalization companies with a mix of small-capitalization U.S. and foreign companies well diversified by industry. The portfolio of fixed income asset allocation, currently targeted at 40% for U.S. Plan and 30% for International Plan, is actively managed and consists of long duration fixed income securities primarily in U.S. debt markets and non — U.S. bonds with long-term maturities that help to reduce exposure to interest variation and to better correlate asset maturities with obligations.

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $3.5 million, $25.7 million and $6.1 million for the years ended June 30, 2010, 2009 and 2008, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The U.S. and International Pension Plans’ and U.S. Medical Plan’s expected contributions to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows:

	U.S.	International	U.S.
	Pension Plans	Pension Plans	Medical Plan*

Estimated Net Contributions During Fiscal 2011:	$6.1	$0.6	$1.0
Estimated Future Year Benefit Payments During Years Ended June 30,:
2011	$6.4	$0.2	$1.0
2012	$6.7	$0.3	$1.3
2013	$7.1	$0.3	$1.4
2014	$7.6	$0.2	$1.6
2015	$8.2	$0.2	$1.7
2016 - 2020	$51.9	$2.4	$10.4

*	Net of Part D Subsidy

Note 21.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net, consist of the following (in millions):

	Years Ended June 30,
	2010	2009	2008

Net (gains) losses on disposal of assets restaurant closures and refranchisings	$(2.4)	$(8.5)	$(9.8)
Litigation settlements and reserves, net	(0.2)	0.2	1.1
Foreign exchange net (gains) losses	(3.3)	8.4	2.3
Other, net	5.2	1.8	5.8

Other operating (income) expense, net	$(0.7)	$1.9	$(0.6)

The $5.2 million of other, net within other operating (income) expense, net for fiscal year ended June 30, 2010 includes a $2.4 million charge related to consumption tax in EMEA, $1.5 million of severance costs related to refranchisings in Germany, $1.0 million of franchise workout costs and a $0.7 million contract termination fee, partially offset by $1.1 million of income recorded in connection with the expiration of gift cards in the U.S.

The $1.8 million of other, net within other operating (income) expense, net for the fiscal year ended June 30, 2009 consists primarily of $1.7 million of franchise workout costs.

The $5.8 million of other, net within other operating (income) expenses, net for the year ended June 30, 2008 includes $3.1 million of franchise workout costs and $1.9 million of settlement losses associated with the acquisition of franchise restaurants.

Note 22.	Commitments and Contingencies

Guarantees

The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $71.5 million as of June 30, 2010, expiring over an average period of seven years.

Other commitments arising out of normal business operations were $9.7 million as of June 30, 2010, of which $8.6 million was guaranteed under bank guarantee arrangements.

Letters of Credit

As of June 30, 2010, the Company had $34.2 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s revolving credit facility. As of June 30, 2010, no amounts had been drawn on any of these irrevocable standby letters of credit.

As of June 30, 2010, the Company had posted bonds totaling $3.1 million, which related to certain utility deposits and capital projects.

Vendor Relationships

During the year ended June 30, 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of June 30, 2010, the Company estimates that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of June 30, 2010 and 2009, the deferred amounts totaled $14.9 million and $16.1 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of income.

As of June 30, 2010, the Company had $9.2 million in aggregate contractual obligations for the year ended June 30, 2010 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to five years with a termination fee ranging from $0.5 million to $1.9 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $12.1 million over five years with no early termination fee.

The Company also enters into commitments to purchase advertising. As of June 30, 2010, commitments to purchase advertising totaled $60.7 million and run through December 2012.

Litigation

On July 30, 2008, the Company was sued by four Florida franchisees over its decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. The court dismissed the plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. However, BKC’s motion to dismiss the plaintiff’s amended complaint is still before the court.

On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In April 2010, the Company received a demand from the law firm representing the plaintiffs in the class action lawsuit, notifying the Company that the firm was prepared to bring a class action covering the other restaurants. If a lawsuit is filed, the Company intends to vigorously defend against all claims in the lawsuit, but the Company is unable to predict the ultimate outcome of this litigation.

The National Franchisee Association, Inc. and several individual franchisees filed class action lawsuits on November 10, 2009, and June 15, 2010, respectively, claiming to represent Burger King franchisees. The lawsuits seek a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK Value Menu sold by the franchisees, specifically the 1/4 lb. Double Cheeseburger and the Buck Double. The lawsuit filed by the individual franchisees also seeks monetary damages for financial loss incurred by franchisees who were required to sell those products for no more than $1.00. In June 2010, the court entered an order in the NFA case granting in part BKC’s motion to dismiss. The court held that BKC had the authority under its franchise agreements to set maximum prices but that, for purposes of a motion to dismiss, the NFA had asserted a “plausible” claim that BKC’s decision may not have been made in good faith. Both cases have been consolidated in front of the same judge. While the Company believes its decision to put the 1/4 lb. Double Cheeseburger and the Buck Double on the BK Value Menu was made in good faith, the Company is unable to predict the ultimate outcome of these cases.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Other

The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.1 million to $2.5 million) and self insurance, the Company retains a significant portion of the expected losses under these programs.

Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

development patterns, and claim reserve, management and settlement practices. As of June 30, 2010 and 2009, the Company had $37.1 million and $39.5 million, respectively, in accrued liabilities for such claims.

Note 23.	Segment Reporting

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

The following tables present revenues, income from operations, depreciation and amortization, total assets, long-lived assets and capital expenditures by geographic segment (in millions):

	Years Ended June 30,
	2010	2009	2008

Revenues:
United States and Canada	$1,695.2	$1,743.0	$1,578.5
EMEA/APAC	698.0	687.4	760.8
Latin America	109.0	107.0	115.4

Total revenues	$2,502.2	$2,537.4	$2,454.7

Other than the United States and Germany, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $1.5 billion, $1.6 billion and $1.4 billion for the years ended June 30, 2010, 2009 and 2008, respectively. Revenues in Germany totaled $281.9 million, $307.2 million and $349.5 million for the years ended June 30, 2010, 2009 and 2008, respectively.

	Years Ended June 30,
	2010	2009	2008

Income from Operations:
United States and Canada	$346.7	$345.7	$349.7
EMEA/APAC	84.6	83.6	91.8
Latin America	38.2	37.8	41.4
Unallocated	(136.6)	(127.7)	(128.7)

Total income from operations	332.9	339.4	354.2
Interest expense, net	48.6	54.6	61.2

Income before income taxes	284.3	284.8	293.0
Income tax expense	97.5	84.7	103.4

Net income	$186.8	$200.1	$189.6

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008

Depreciation and Amortization:
United States and Canada	$72.8	$63.4	$64.0
EMEA/APAC	18.0	15.7	14.1
Latin America	4.9	5.6	4.5
Unallocated	16.0	13.4	13.0

Total depreciation and amortization	$111.7	$98.1	$95.6

	2010	2009

Assets:
United States and Canada	$2,047.6	$2,004.3
EMEA/APAC	592.5	598.2
Latin America	66.8	59.5
Unallocated	40.3	45.1

Total assets	$2,747.2	$2,707.1

	2010	2009

Long-Lived Assets:
United States and Canada	$960.7	$945.0
EMEA/APAC	113.6	121.3
Latin America	38.0	37.1
Unallocated	40.3	45.1

Total long-lived assets	$1,152.6	$1,148.5

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of the Company’s total long-lived assets as of June 30, 2010 and 2009. Long-lived assets in the United States, including the unallocated portion, totaled $923.2 million and $917.1 million as of June 30, 2010 and 2009, respectively.

	Years Ended June 30,
	2010	2009	2008

Capital Expenditures:
United States and Canada	$99.9	$146.9	$121.9
EMEA/APAC	30.9	30.7	28.6
Latin America	5.4	7.6	9.4
Unallocated	14.1	18.8	18.3

Total capital expenditures	$150.3	$204.0	$178.2

The goodwill reflected in the Company’s consolidated balance sheets of $31.0 million and $26.4 million as of June 30, 2010 and 2009, respectively, was primarily attributable to the Company’s United States and Canada geographic segment.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 24.	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data (in millions, except per share data):

	Quarters Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010

Revenue	$636.9	$645.4	$596.9	$623.0
Operating income	$83.0	$88.2	$78.9	$82.8
Net income	$46.6	$50.2	$41.0	$49.0
Basic earnings per share	$0.35	$0.37	$0.30	$0.36
Diluted earnings per share	$0.34	$0.37	$0.30	$0.36

	Quarters Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009

Revenue	$673.5	$634.1	$599.9	$629.9
Operating income	$89.9	$86.2	$75.6	$87.7
Net income	$49.8	$44.3	$47.1	$58.9
Basic earnings per share	$0.37	$0.33	$0.35	$0.44
Diluted earnings per share	$0.36	$0.33	$0.34	$0.43

Quarterly results are impacted by the timing of expenses and charges which affect comparability of results.

Note 25.	Subsequent Event

On August 19, 2010, the Company declared a quarterly dividend of $0.0625 per share of common stock that is payable on September 30, 2010 to shareholders of record on September 14, 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and the report of Independent Registered Public Accounting Firm on internal control over financial reporting are set forth in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

On June 2, 2010, the Compensation Committee of the Board (the “Compensation Committee”) approved a change to our long term equity incentive program. For fiscal 2011, the Compensation Committee decided to bifurcate the annual performance based restricted stock grant which comprises 50% of the annual equity award into 25% restricted stock and 25% performance shares for the Chief Executive Officer and the executive vice presidents of the Company. The restricted stock and performance shares will vest 100% on the third anniversary of the grant date. The performance share awards will have a one year performance period ending June 30, 2011. The final performance share awards can increase or decrease by 100% based upon the financial performance of the Company during fiscal 2011. The measure of the Company’s performance for this purpose for fiscal 2011 is Profit Before Taxes or PBT, and the grant date is August 25, 2010. The remainder of the equity award will continue to be a stock option grant.

On July 19, 2010, the Compensation Committee approved base salary increases for two of our named executive officers to bring their base salaries into the desired competitive range. Ben K. Wells, our Chief Financial Officer, received a base salary increase of $30,000, to $525,000. Charles M. Fallon, Jr., our President, North America, received a base salary increase of $62,250, to $500,000. These increases were effective as of July 2, 2010. In addition, the Compensation Committee approved a special equity award for Mr. Wells to reward him for superior performance. The equity award consists of shares of restricted stock with a value of $360,000 and a grant date of August 25, 2010. The restricted stock will vest ratably over three years on the anniversary of the grant date.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item, other than the information regarding our executive officers which is set forth in Part I, Item I above under the caption “Executive Officers of the Registrant”, is incorporated herein by reference from the Company’s definitive proxy statement to be filed no later than 120 days after June 30, 2010. We refer to this proxy statement as the 2010 Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference from the Company’s 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s 2010 Proxy Statement.

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

(3)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description	Where Found

3.1	Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K dated August 31, 2006
3.2	Amended and Restated Bylaws, effective as of the date of the Company’s 2010 Annual Meeting of stockholders	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated June 3, 2010.
4.1	Form of Common Stock Certificate	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10.1		Amended and Restated Credit Agreement, dated February 15, 2006, among Burger King Corporation, Burger King Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., RBC Capital Markets and Wachovia Bank, National Association, as documentation agents	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10.2		Form of Amended and Restated Shareholders’ Agreement by and among Burger King Holdings, Inc., Burger King Corporation, TPG BK Holdco LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000 Employee Fund, L.P., Bridge Street Special Opportunities Fund 2000, L.P., Stone Street Fund 2000, L.P., Goldman Sachs Direct Investment Fund 2000, L.P., GS Private Equity Partners 2000, L.P., GS Private Equity Partners 2000 Offshore Holdings, L.P., GS Private Equity Partners 2000-Direct Investment Fund, L.P., Bain Capital Integral Investors, LLC, Bain Capital VII Coinvestment Fund, LLC and BCIP TCV, LLC	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.10†	Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.11†	Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.12†	Burger King Corporation Fiscal Year 2006 Executive Team Restaurant Support Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.13†	Form of Management Restricted Unit Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.14†	Form of Amendment to Management Restricted Unit Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.15†	Management Restricted Unit Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation, dated as of October 8, 2004	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.16†	Special Management Restricted Unit Agreement among Peter C. Smith, Burger King Holdings, Inc. and Burger King Corporation, dated as of December 1, 2003	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.17†	Form of 2003 Management Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.18†	Form of 2005 Management Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10	.19†	Form of Board Member Stock Option Agreement	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.20†	Form of Special Management Stock Option Agreement among John W. Chidsey, Burger King Holdings, Inc. and Burger King Corporation	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.30†	Restricted Stock Unit Award Agreement between Burger King Holdings, Inc. and John W. Chidsey, dated as of May 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.31†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.32†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.33†	Form of Option Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.34†	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.35†	Form of Performance Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006
10	.36†	Form of Retainer Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006
10	.37†	Form of Annual Deferred Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K dated August 14, 2006
10	.44†	Form of Performance Award Agreement for Restricted Stock Units	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K filed October 26, 2007
10	.45†	Option Award Agreement between Burger King Holdings, Inc. and Charles M. Fallon, Jr. dated June 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q filed February 5, 2008
10	.46†	Option Award Agreement between Burger King Holdings, Inc. and Charles M. Fallon, Jr. dated June 6, 2006	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q filed February 5, 2008
10	.47†	Form of Restricted Stock Unit Agreement under Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q filed May 5, 2008
10	.49†	Employment Agreement dated August 22, 2006 between Peter Robinson and Burger King Corporation	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K filed November 5, 2008
10	.50†	Assignment Letter dated August 22, 2006 among Peter Robinson, Burger King Corporation and Burger King Europe GmbH	Incorporated herein by reference to the Burger King Holdings, Inc. Current Report on Form 8-K filed November 5, 2008
10	.52†	Amended and Restated Employment Agreement between Charles M. Fallon and Burger King Corporation dated December 8, 2008	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K filed August 27, 2009

Exhibit
Number		Description	Where Found

10	.53†	Amended and Restated Employment Agreement between Russell B. Klein and Burger King Corporation dated December 8, 2008	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K filed August 27, 2009
10	.54†	Amended and Restated Employment Agreement between Ben K. Wells and Burger King Corporation dated December 8, 2008	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K filed August 27, 2009
10	.55†	Form of Performance Award Agreement for Restricted Stock Units under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K filed August 27, 2009
10	.56†	Form of Performance Award Agreement for Performance Based Restricted Stock under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-K filed August 27, 2009
10	.57†	First Amendment to Employment Agreement dated as of September 30, 2009 between Burger King Corporation and Peter Robinson	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-Q filed November 2, 2009
10	.58†	Separation Agreement and General Release dated November 5, 2009 between Burger King Corporation and Russell B. Klein	Incorporated herein by reference to the Burger King Holdings, Inc. Annual Report on Form 10-Q filed February 5, 2010
10	.59†	Amended and Restated Employment Agreement between John W. Chidsey and Burger King Corporation dated April 1, 2010	Incorporated herein by reference to the Burger King Holdings, Inc. Quarterly Report on Form 10-Q filed April 30, 2010
10	.60†	Form of Restricted Stock Award Agreement under the Burger King Holdings Inc. 2006 Omnibus Incentive Plan	Attached
10	.61†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Attached
21.1		List of Subsidiaries of the Registrant	Attached
23.1		Consent of KPMG LLP	Attached
31.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2		Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2		Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ John W. Chidsey
Name:     John W. Chidsey
Title: Chairman and Chief Executive Officer

Date:	August 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Chidsey John W. Chidsey	Chairman and Chief Executive Officer (principal executive officer)	August 26, 2010

/s/ Ben K. Wells Ben K. Wells	Chief Financial Officer (principal financial and accounting officer)	August 26, 2010

/s/ Richard W. Boyce Richard W. Boyce	Director	August 26, 2010

/s/ David A. Brandon	Director	August 26, 2010

/s/ Ronald M. Dykes Ronald M. Dykes	Director	August 26, 2010

/s/ Peter R. Formanek Peter R. Formanek	Director	August 26, 2010

/s/ Manuel A. Garcia Manuel A. Garcia	Director	August 26, 2010

/s/ Sanjeev K. Mehra Sanjeev K. Mehra	Director	August 26, 2010

/s/ Stephen G. Pagliuca	Director	August 26, 2010

/s/ Brian T. Swette Brian T. Swette	Director	August 26, 2010

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	August 26, 2010