Form 10-K/A
period 2010-06-30
Burger King Holdings Inc
filed 2010-09-20
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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
     The number of shares outstanding of the Registrant’s Common Stock as of September 13, 2010 was 136,465,856.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
Burger King Holdings, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2010 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. This Amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

CURRENT BOARD OF DIRECTORS

Our Amended and Restated Certificate of Incorporation provides that the number of directors constituting the Board of Directors shall not be fewer than three or more than 15, with the exact number to be fixed by a resolution adopted by the affirmative vote of a majority of the Board. The Board of Directors has fixed the number of directors at 10. The term of office of each director is one year and each director continues in office until he resigns or until a successor has been elected and qualified.

John W. Chidsey, Richard W. Boyce, David A. Brandon, Ronald M. Dykes, Peter R. Formanek, Manuel A. Garcia, Sanjeev K. Mehra, Stephen G. Pagliuca, Brian T. Swette and Kneeland C. Youngblood currently serve as directors. Messrs. Boyce, Pagliuca and Mehra were appointed to the Board of Directors by certain private equity funds affiliated with each of TPG Capital, Bain Capital Partners and Goldman, Sachs & Co. (the “Goldman Sachs Funds”) respectively, pursuant to the Shareholders’ Agreement referred to below under “Shareholders’ Agreement.”

The following table sets forth the name, age, principal occupation of, and other information regarding, each of the current directors of the Company:

John W. Chidsey Director since 2006 Age 48	Mr. Chidsey has served as Chairman of our Board since July 1, 2008 and has served as Chief Executive Officer since April 2006. From September 2005 until April 2006, he served as our President and Chief Financial Officer and from June 2004 until September 2005, he was our President, North America. Mr. Chidsey joined us as Executive Vice President, Chief Administrative and Financial Officer in March 2004 and held that position until June 2004. From January 1996 to March 2003, Mr. Chidsey served in numerous positions at Cendant Corporation (a business and consumer services provider), including Chief Executive Officer of the Vehicle Services Division and the Financial Services Division. Mr. Chidsey is a director of HealthSouth Corporation (a healthcare services provider) and is also a member of the Board of Trustees of Davidson College.
Mr. Chidsey has extensive experience in managing and leading franchised and branded businesses due to his long tenures at Cendant, PepsiCo. and the Company. He also has experience in matters of finance, corporate strategy and senior leadership relevant to large public companies. Mr. Chidsey is a certified public accountant and a member of the Georgia Bar.
Richard W. Boyce Director since 2002 Age 56	Mr. Boyce has been a Partner of TPG Capital L.P. (formerly Texas Pacific Group) based in San Francisco, California since January 1997. Mr. Boyce is a director of LPL Investment Holdings, Inc. (a holding company for one of the largest brokerage firms in the U.S.) and Direct General Corporation (an insurance provider). He has served as a director of On Semiconductor Corp. (a provider of semiconductor and integrated circuit devices) and Gate Gourmet (a provider of airline catering and provisioning services).
Mr. Boyce has financial, operating and management experience gained through his roles as chief executive officer of J. Crew Group, Inc. (a clothing retailer) and as a former chairman of the board of directors of Burger King Corporation. He also has a high level of financial literacy gained through his investment experience as a partner at TPG Capital in addition to knowledge and experience gained through service on the boards of numerous public companies.
David A. Brandon Director since 2003 Age 58	David A. Brandon has served on our Board since September 2003. Mr. Brandon is Director of Athletics at The University of Michigan and has served in that role since March 2010. He previously served as the Chairman and CEO of Domino’s Pizza in Ann Arbor, Michigan from March 1999 through March 2010. Mr. Brandon is a director of The TJX Companies (a discount retailer of apparel and home fashion), Domino’s Pizza, Kaydon Corporation (a designer and manufacturer of engineered performance products) and DTE Energy (a technology provider for residential and commercial electric natural gas). He previously served as a director of Northwest Airlines.
Mr. Brandon has experience in senior leadership and management roles in various businesses operating in global markets and spanning a diverse range of products and services, including retail pizza delivery and distribution through his role as the CEO of Domino’s Pizza for more than 10 years. The Board benefits from Mr. Brandon’s breadth of knowledge and insight into the management of rapid growth and global expansion, marketing, advertising, brand management and operations.

Ronald M. Dykes Director since 2007 Age 63	Mr. Dykes has been a director since April 2007 and lead independent director since April 2010. Mr. Dykes most recently served as Chief Financial Officer of BellSouth Corporation, a position he retired from in 2005. Prior to his retirement, Mr. Dykes worked for BellSouth Corporation and its predecessor entities in various capacities for over 34 years. Mr. Dykes is a director of American Tower Corporation (an operator of wireless communication towers), and from October 2000 through December 31, 2005, also served as a director of Cingular Wireless, most recently as Chairman of the Board.
Mr. Dykes has management experience in communications network operations and engineering, financial expertise with companies in the wireless communications sector, substantial experience as a director for public companies and years of experience providing strategic development and advisory services to global companies.
Peter R. Formanek Director since 2003 Age 67	Mr. Formanek has been a private investor since May 1994. Mr. Formanek is a co-founder and retired President of AutoZone, Inc. He is a director and member of the audit committee of KAR Auction Services (a leading wholesaler of used and salvaged vehicles). He previously served as a director of Perrigo, Co. (a manufacturer and marketer of over-the-counter drugs), Borders Group, and The Sports Authority.
Mr. Formanek has financial, operating and management experience gained through his role as the co-founder and President of Autozone, Inc. He also has experience as a director of private and public companies and has served as a member of the audit committee of another public company. His current role as a private investor enables him to bring the investor’s perspective to our Board.
Manuel A. Garcia Director since 2003 Age 67	Mr. Garcia has served as President and Chief Executive Officer of Atlantic Coast Management, Inc., an operator of various restaurants in the Orlando, Florida area, since 1996. Mr. Garcia is Chairman of the Board of Culinary Concepts, Inc. (a food processing company) and is a member of the Board of Trustees of Florida State University.
Mr. Garcia has experience in the restaurant industry as a former franchisee of Burger King® and as an operator of other restaurant chains and concepts. The Board benefits from Mr. Garcia’s breadth of knowledge and insight into restaurant operations and his financial literacy gained through his ownership and management of various business enterprises.
Sanjeev K. Mehra Director since 2002 Age 51	Mr. Mehra has been with Goldman, Sachs & Co. in New York, New York since 1986, and has been a Managing Director since 1996. Mr. Mehra is a director of SunGard Capital Corp. (“SCC”), SunGard Capital Corp. II (“SCC II”), SCC’s subsidiary, and SunGard Data Systems, Inc (collectively, a software and processing solutions company), ARAMARK Corporation (a provider of uniform and career apparel), First Aviation Services, Inc. (a fixed base operator), Sigma Electric Manufacturing Corp. (a manufacturer of custom electric fittings), KAR Auction Services, Inc. and Hawker Beechcraft, Inc. (a manufacturer of piston, turboprop and jet aircraft). Mr. Mehra has served as a director of Hexcel Corp. (a manufacturer of advance composite materials) and Nalco Holding Co. (a water treatment and process improvement company).
Mr. Mehra has management, leadership and financial expertise gained through his experience in the financial services industry. The Board benefits from Mr. Mehra’s experience as a managing director in the private equity area and the corporate finance department of Goldman, Sachs & Co and his experience as a director of other multinational public and private companies.

Stephen G. Pagliuca Director since 2010 Age 55	Stephen G. Pagliuca served on our Board from December 2002 through September 21, 2009. He resigned briefly in September 2009 to run for political office and was reappointed on January 20, 2010. Mr. Pagliuca has served as a Managing Director of Bain Capital Partners, LLC since 1989. Mr. Pagliuca is a director of HCA (Hospital Corporation of America), Gartner, Inc. (a technology research and advisory firm) and the Weather Channel. Mr. Pagliuca has served as a director of Warner Chilcott Limited (an international pharmaceutical company), Quintiles Transitional Corp. (a contract research company for biotech and pharmaceutical companies), FCI, S.A. (a manufacturer of electronic and optical connectors) and Epoch Senior Living, Inc. (an assisted living and senior healthcare company).
Mr. Pagliuca has management and leadership experience as a managing director of Bain Capital Partners, LLC. The Board benefits from Mr. Pagliuca’s experience in developing the turnaround practice at Bain Capital, his experience as a director of other multinational public and private companies and his experience as a senior accountant and tax specialist with a public accounting firm.
Brian T. Swette Director since 2003 Age 56	Mr. Swette served as Non-Executive Chairman of our Board from April 2006 to June 30, 2008. Mr. Swette served as Chief Operating Officer of eBay from 1998 to 2002 and has been a private investor since 2002. Mr. Swette is a director of Jamba, Inc. (a chain of smoothie restaurants) and Shutterfly Inc. (an Internet-based social expression and personal publishing service). Mr. Swette is also a director of the following private companies: The FRS Company (maker of nutraceutical energy products) and Care.com (an online source for caregiver services). Mr. Swette previously served as a director of TheLadders.com (an online marketplace for professional employees).
Mr. Swette brings to the Board his executive and management experience as well as significant knowledge of Internet companies and consumer industries. Mr. Swette’s marketing skills brings a relevant perspective to our Board of Directors and management.
Kneeland C. Youngblood Director since 2004 Age 54	Mr. Youngblood is a founding partner of Pharos Capital Group, L.L.C., a private equity firm focused on health care, business services and opportunistic investments, and has served as managing partner since January 1998. Mr. Youngblood is a director of Starwood Hotels and Resorts Worldwide, Inc., Gap Inc. and Energy Future Holdings (formerly TXU) (an electric utility company).
Mr. Youngblood’s experience on the boards of two other consumer-facing public companies and several private companies and his experience as the founding partner of Pharos Capital Group, L.L.C. give him a wide range of experience in a number of industries.

Audit Committee

The Board of Directors has established an Audit Committee. The Audit Committee assists the Board in its oversight of (i) the integrity of our financial statements, (ii) the qualifications, independence and performance of our independent registered public accounting firm, (iii) the performance of our internal audit function, and (iv) compliance by us with legal and regulatory requirements and our compliance program. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm.

The current members of the Audit Committee are Messrs. Ronald M. Dykes (Chairman), Peter R. Formanek and Manuel A. Garcia. The Board of Directors has determined that (i) Messrs. Dykes, Formanek and Garcia are independent directors under the Independence Standards and the Audit Committee Independence Standards, and (ii) all of the members of the Audit Committee are “financially literate” as defined by the NYSE rules. The Board of Directors also has determined that Mr. Dykes possesses “financial management expertise” under the NYSE rules and qualifies as an “audit committee financial expert” as defined by the applicable SEC regulations.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position with the Company of each of our current executive officers who is not also a director of the Company:

Name	Age	Position

Natalia Franco	48	Global Chief Marketing Officer
Ben K. Wells	56	Chief Financial Officer
Julio A. Ramirez	56	EVP, Global Operations
Peter C. Smith	54	EVP, Chief Human Resources Officer
Anne Chwat	51	EVP, General Counsel and Secretary
Charles M. Fallon, Jr.	48	President, North America
Kevin Higgins	47	President, EMEA

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

Peter C. Smith has served as our EVP, Chief Human Resources Officer since December 2003. From September 1998 to November 2003, Mr. Smith served as Senior Vice President of Human Resources at AutoNation.

Anne Chwat has served as our EVP, General Counsel and Secretary since September 2004. In June 2008, Ms. Chwat also began serving as a board member and President of the Have It your Way® Foundation, the charitable arm of the Burger King system. From September 2000 to September 2004, Ms. Chwat served in various positions at BMG Music (now SonyBMG Music Entertainment), including as Senior Vice President, General Counsel and Chief Ethics and Compliance Officer.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of any class of our equity securities to file reports of ownership and changes in ownership of our common stock. To the best of our knowledge, all required reports were filed on time and all transactions by our directors, executive officers and beneficial owners of more than 10% of any class of our equity securities were reported on time, except for an equity grant for Kevin Higgins that should have been reported on a Form 4 in August 2009 and an equity grant for Richard W. Boyce that should have been reported on Form 4 in November 2009. The failures to timely report were inadvertent and, as soon as the oversights were discovered, Mr. Higgins reported the transaction on a Form 5 and Mr. Boyce reported the transaction on Form 4.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis, or CD&A, describes our compensation philosophy, how the Compensation Committee establishes executive compensation, the objectives of our various compensation programs, how performance metrics are selected and evaluated for the various components of our compensation programs and how the performance of our CEO and other NEOs is evaluated and results in the level of compensation awarded under the various components of our compensation program.

On September 2, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Acquisition Holding Corporation, a Delaware corporation (“Parent”), and Blue Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). The Merger Agreement provides that, among other things, as soon as practicable following completion of the tender offer for shares of the Company’s common stock, and subject to the satisfaction or waiver of certain conditions, the Purchaser will merge with and into the Company (the “Merger”) in accordance with the Delaware General Corporation Law. In connection with our proposed Merger, the Compensation Committee has made various decisions with respect to outstanding cash and equity awards and employment agreements that we have with certain of our NEOs which will be effective upon consummation of the Merger. These actions are discussed in the Schedule 14d-9 filed by the Company with the SEC on September 16, 2010 (the “Schedule 14d-9”) and are not reflected in this CD&A or the compensation tables.

As used in this CD&A, the following terms have the following meanings:

•	“BKC” is Burger King Corporation, a Florida corporation;

•	the “CEO” is our Chief Executive Officer, John W. Chidsey, who also serves as Chairman of our Board of Directors;

•	the “NEOs” are the following executives:

•	John W. Chidsey, Chairman and CEO;

•	Ben K. Wells, Chief Financial Officer;

•	Anne Chwat, EVP, General Counsel and Secretary;

•	Charles M. Fallon, Jr., President, North America;

•	Peter C. Smith, EVP, Chief Human Resources Officer; and

•	Russell B. Klein, former President, Global Marketing, Strategy & Innovation;

•	the “CEO Direct Reports” are our executives who report directly to the CEO. All of the NEOs (other than the CEO) are CEO Direct Reports; and

•	“Total Direct Compensation” is annual base salary, cash incentives and long-term equity incentives.

Special Note Regarding Determination of NEOs

Mr. Klein entered into a Separation and Release Agreement with BKC, dated November 5, 2009 (the “Separation Agreement”), in which the parties agreed that Mr. Klein’s employment would terminate effective December 15, 2009. Mr. Klein is an NEO as a result of his separation payment and a special equity award granted in fiscal 2010 which was forfeited upon his separation from the Company. The details of Mr. Klein’s Separation Agreement are discussed below in “Agreements with Mr. Klein”.

Our Compensation Philosophy and Objectives

We believe that compensation is an important tool to further our long-term goal of creating shareholder value. As such, our compensation philosophy is based on pay-for-performance principles, which incorporate the Company’s achievement of specific financial goals as well as achievement by employees of individual performance goals. Our compensation programs are designed to support our business initiatives by:

•	rewarding superior financial and operational performance;

•	placing a significant portion of compensation at risk if performance goals are not achieved;

•	aligning the interests of the CEO and the CEO Direct Reports with those of our shareholders; and

•	enabling us to attract, retain and motivate top talent.

Our compensation policies are aligned with our business strategy. The key elements of our business strategy are:

•	expand worldwide development;

•	invest in our restaurants to drive growth;

•	develop innovative products that support both ends of our barbell menu strategy;

•	employ innovative marketing strategies;

•	enhance restaurant margins and profitability by:

•	achieving our comparable sales and average restaurant sales potential;

•	better utilizing our fixed cost base and exploring ways to mitigate labor, commodity and energy costs; and

•	use proactive portfolio management to drive growth.

Our executive compensation program for all senior executives at the Company, including the NEOs, consists of base salary, annual cash incentives, long-term equity incentives and executive benefits and perquisites. Annual cash and long-term equity incentive programs reward our financial performance compared to goals established for the year. Each year, the Compensation Committee approves worldwide and regional financial goals for these programs. We must achieve at least the minimum financial goals with respect to the annual cash incentive program in order for any payments to be made for that year.

Individual performance objectives are established at the beginning of each fiscal year for all of our employees, including the NEOs. These individual performance objectives are intended to support our business strategy and inclusion and leadership development initiatives. Our inclusion and leadership development initiatives are designed to reinforce the importance of developing our employees, while respecting and embracing all of the differences we bring to the Burger King® brand.

The Compensation Committee recommends, and the Board approves, individual performance objectives for the CEO each fiscal year. The CEO, assisted by the Chief Human Resources Officer, then establishes individual performance objectives for each CEO Direct Report, including the NEOs (other than the CEO, which is determined by the Compensation Committee, and the Chief Human Resources Officer, which is determined by the CEO) based on the objectives that the Board has set for the CEO. Performance against these pre-established objectives is evaluated by the Compensation Committee following the end of each fiscal year. The annual cash incentive for all participants (assuming we have achieved at least our minimum financial goals) and the long-term equity incentive for all participants other than the CEO may be adjusted based on individual performance.

Oversight of Executive Compensation Programs

Role of Compensation Committee

The Compensation Committee is composed entirely of outside directors and is responsible to the Board of Directors and our shareholders for establishing and overseeing our compensation philosophy and for overseeing our executive compensation policies and programs generally. As part of this responsibility, the Compensation Committee:

•	administers our executive compensation programs;

•	evaluates the performance of the CEO and the CEO Direct Reports;

•	oversees and sets compensation for the CEO and the CEO Direct Reports;

•	makes decisions relating to the issuance of equity to executive officers; and

•	reviews our management succession plan.

The Compensation Committee is responsible for all decisions relating to the issuance of equity to our executive officers. However, the Board of Directors approves all compensation decisions relating to the CEO.

The Compensation Committee’s charter describes the Compensation Committee’s responsibilities. The Compensation Committee and the Board of Directors review the charter annually. The charter was last revised on November 19, 2009.

Role of Compensation Consultant

Under its charter, the Compensation Committee is authorized to engage the services of outside advisors, experts and others. For fiscal 2010, the Compensation Committee again engaged Mercer as an outside compensation consultant to advise the Compensation Committee on matters related to executive compensation. During fiscal 2010, Mercer assisted the Compensation Committee’s executive compensation-setting process by:

•	Reviewing those companies that comprise our peer group and advising the Compensation Committee on the appropriate levels of adjustment necessary for comparative purposes;

•	Providing a competitive analysis of Total Direct Compensation for our CEO and the CEO Direct Reports against our peer group (described below);

•	Providing analysis and advice with respect to the evaluation of the renewal of the employment agreements for our CEO and our CEO Direct Reports;

•	Assisting in the design of our compensation programs for executives and Board members;

•	Reviewing the effectiveness of our compensation programs, including our annual and long-term incentive programs, against those of our peer group;

•	Providing data to support our current incentive plan parameters and measures;

•	Reviewing our compensation plans to ensure that the design for fiscal 2010 will be competitive as compared to our industry and peer group;

•	Reviewing the Compensation Committee’s fiscal 2010 calendar;

•	Assisting in compliance with SEC disclosures regarding executive compensation; and

•	Reviewing this CD&A.

Peer Group Comparison

To establish Total Direct Compensation levels for our CEO and the CEO Direct Reports, the Compensation Committee compares our compensation practices and Total Direct Compensation opportunities with those of certain publicly-traded peer companies selected by us. It also considers data reported in various compensation surveys. In making determinations about compensation, however, the Compensation Committee places greater emphasis on the following factors specific to the relevant individual and his or her role:

•	performance and long-term potential;

•	nature and scope of the individual’s responsibilities and his or her effectiveness in supporting our long-term goals; and

•	Total Direct Compensation of the individual in relation to other CEO Direct Reports.

We believe that the relative pay of each CEO Direct Report as compared to the pay of each other CEO Direct Report and the CEO is one factor of many to be considered in establishing compensation for our CEO Direct Reports. We have not established a policy regarding the numerical ratio of total compensation of the CEO to that of the CEO Direct Reports, but we do review compensation levels to ensure that appropriate internal pay equity exists. The difference between the CEO’s compensation and that of the CEO Direct Reports reflects the significant difference in the nature and scope of their relative responsibilities. The CEO’s responsibilities for management and oversight of a global enterprise are significantly higher than those of the other executives. As a result, the CEO’s compensation is substantially higher than the compensation of our CEO Direct Reports.

Our peer group is focused on other restaurant and franchise companies. We also include companies in the broader consumer products/services industry and companies with a strong global footprint because we recruit executive talent from a more diverse background and we consider international growth to be a key driver of our success. Additionally, as a highly franchised company, the complexity of managing the overall Burger King® system may not be reflected in our actual revenue, so for peer group purposes, we add 50% of the worldwide franchise sales of our system to our total revenue numbers, thereby increasing our annual revenue, for comparison purposes, to approximately $9.3 billion in fiscal 2009. Taking into account this first adjustment, our annual revenue is still less than the median of the peer group. The median revenue for the peer group in calendar year 2009 was $9.8 billion. Consequently, in consultation with Mercer, we adjust the compensation data from the peer group companies for differences in revenue to provide comparable data for our analysis. We review the peer group and make changes as we deem necessary on an annual basis. While the Compensation Committee uses the adjusted compensation data from our peer group as a reference point, it is not, and was not in fiscal 2010, the determining factor in executive compensation decisions. The adjusted compensation data is used primarily to ensure that our executive compensation program as a whole is competitive when the Company achieves targeted performance levels.

For the fiscal 2010 analysis, the companies comprising the peer group and their respective industry groups were:

Peer Group Company	GICS Industry Description

Brinker International, Inc.	Hotels, Restaurants & Leisure
Darden Restaurants, Inc.	Hotels, Restaurants & Leisure
Domino’s Pizza, Inc.	Hotels, Restaurants & Leisure
Marriott International, Inc.	Hotels, Restaurants & Leisure
McDonald’s Corp.	Hotels, Restaurants & Leisure
Nike, Inc.	Textiles, Apparel & Luxury Goods
PepsiCo. Inc.	Beverages
Starbucks Corp.	Hotels, Restaurants & Leisure
Starwood Hotels & Resorts Worldwide, Inc.	Hotels, Restaurants & Leisure
The Coca-Cola Company	Beverages
Wendy’s/Arby’s Group, Inc.	Hotels, Restaurants & Leisure
Wyndham Worldwide Corp.	Hotels, Restaurants & Leisure
Yum! Brands, Inc.	Hotels, Restaurants & Leisure

For fiscal 2011, the peer group will be composed of the same companies set forth above.

Role of Executives in Establishing Compensation

Our Chief Human Resources Officer administers our retirement, severance and other benefit plans and trusts, with oversight and supervision by the Compensation Committee. In addition, our Chief Human Resources Officer makes recommendations to the Compensation Committee regarding job leveling and grading for the CEO, the CEO Direct Reports and other senior level employees. Our CEO and Compensation Committee work together to review our management succession plan for these employees.

The CEO annually reviews the individual performance of each CEO Direct Report and provides the Compensation Committee with (i) evaluations of each CEO Direct Report, including an evaluation of each person’s performance against his or her individual performance objectives and (ii) recommendations regarding any increase in each person’s base salary level, the individual performance rating for purposes of calculating his or her annual cash incentive payment and any long-term equity award.

The CEO, Chief Human Resources Officer, General Counsel and Vice President of Total Rewards attend Compensation Committee meetings, although they leave the meetings during discussions and deliberations of individual compensation actions affecting them personally and during the Compensation Committee’s executive sessions.

Elements of Compensation and Benefit Programs

To achieve our policy goals, the Compensation Committee utilizes the following components of compensation: base salary, annual cash incentives, long-term equity incentives, benefits and perquisites. Different elements of the total compensation package serve different objectives. Competitive base salaries and benefits are designed to attract and retain employees by providing them with a stable source of income and security over time. Annual cash incentives and long-term equity incentives are performance-based and, in the case of annual cash incentives, will only be paid if we achieve our minimum financial goals for the fiscal year. Moreover, employees who contribute positively towards our business strategy and inclusion and leadership development initiatives can increase the amount of their annual cash incentives and long-term equity incentives based on their individual performance rating. However, the CEO’s annual equity incentive is not subject to adjustment based on individual performance. The use of equity compensation supports the objectives of encouraging stock ownership and aligning the interests of the NEOs with those of our shareholders, as they share in both the positive and negative stock price returns experienced by our shareholders.

The only retirement programs we provide to our NEOs are the ability to participate in BKC’s 401(k) plan and the Executive Retirement Program as described below in the “Executive Benefits and Perquisites” section of this CD&A.

The Compensation Committee uses Total Direct Compensation as its measure when it determines the level and components of compensation for the NEOs. The Compensation Committee reviews the Total Direct Compensation of the NEOs using data provided by Mercer and Company management. For the NEOs, the Compensation Committee places more emphasis on the performance-based components of Total Direct Compensation. Actual payments may vary for the NEOs if the Company exceeds or fails to meet financial and operational targets and may vary for an NEO if he or she exceeds or fails to meet his or her individual objectives. The table below sets forth the percentage of targeted and actual components of Total Direct Compensation for our current NEOs for fiscal 2010:

Total Direct Compensation

					Long-Term Equity
	Base Salary		Annual Cash Incentive		Incentive
Name	Target	Actual	Target	Actual	Target	Actual

John W. Chidsey	17%	21%	17%	13%	67%	67%
Ben K. Wells	31%	38%	22%	16%	47%	46%
Anne Chwat	31%	37%	22%	19%	47%	45%
Charles M. Fallon, Jr.	31%	38%	22%	16%	47%	46%
Peter C. Smith	31%	38%	22%	16%	47%	46%

The Compensation Committee has set the CEO’s variable pay, as a percentage of total pay, significantly higher than that of the other NEOs due to the importance of aligning the interests of the CEO with those of our shareholders and the nature of the CEO’s role and responsibilities as compared to the other NEOs.

Our executive compensation program is designed to encourage and reward behavior that promotes sustainable growth in shareholder value through attainment of annual and long-term goals. For example, our performance-based restricted stock awards are subject to a three-year cliff vesting period, including a one-year performance period. Consequently, executives are incentivized to achieve annual financial targets in order to maximize the number of shares of performance based restricted stock that they will actually receive. The vesting period also encourages executives to consider long-term growth in making decisions, as they will not be able to monetize the shares for three years. We believe that this design limits speculative rewards and inappropriate risk taking for short-term results.

Base Salary

We provide base salaries to recognize the skills, competencies, experience and individual performance that each NEO brings to his or her position. The Compensation Committee annually reviews and approves any changes to the base salary of the CEO and each other NEO and submits the CEO’s base salary to the Board of Directors for approval. The Compensation Committee considers various factors such as the relevant employment agreement, the executive’s performance and responsibilities, leadership and years of experience, competitive salaries within the marketplace for similar positions, and his or her total compensation package. In July 2009, in light of the recessionary environment that the Company faced and in line with the Company’s implementation of cost containment strategies to position the Company to effectively operate in the challenging economic environment, the Compensation Committee decided to forgo base salary increases for all executive officers (including the NEOs) for fiscal 2010. In light of continuing economic uncertainty, in July 2010 the Compensation Committee again decided to forgo across-the-board base salary increases for the executive officers and decided to make targeted base salary increases only in those situations where the Compensation Committee believed that for retention purposes it was necessary to bring the executive’s salary into a competitive range. As part of these targeted increases, the base salaries of Messrs. Wells and Fallon were increased by $30,000 and $62,250, respectively, to $525,000 and $500,000. These increases were effective as of July 2, 2010.

Annual Cash Incentive Program

The NEOs are eligible to receive an annual performance-based cash bonus based on the Company’s financial performance, which can be adjusted by their individual performance. Approximately 1,600 Company employees are eligible to participate in this annual cash incentive program. For fiscal 2010, annual cash incentives were awarded under the BKC Fiscal Year 2010 Restaurant Support Incentive Program (the “RSIP”), which was implemented under our 2006 Omnibus Incentive Plan. This annual cash incentive is calculated for each eligible employee as a percentage of his or her base salary, based on Company financial performance and as may be adjusted for individual performance, as set forth below. We must achieve at least the minimum financial goals established for a fiscal year in order for any payments to be made for that year. The formula for determining an eligible employee’s cash incentive under the RSIP (the “Payout Amount”) is:

Annual Base Salary	X	Target Bonus Percentage	X	Overall Business Performance Factor	X	Individual Performance Multiplier	=	Payment Amount

Target Bonus Percentage:  The employment agreement for each NEO establishes the annual target cash bonus opportunity or target bonus for the NEO, expressed as a percentage of his or her then current base salary. For Mr. Chidsey, his target bonus is 100% of base salary, for each of Messrs. Wells, Fallon and Smith and Ms. Chwat their target bonus is 70% of base salary and for Mr. Klein his targeted bonus was 80% of base salary.

Overall Business Performance Factor:  The Overall Business Performance Factor is based on two Company financial performance measures which are equally weighted, as follows:

•	50% on worldwide Company performance, and

•	50% on the Company’s performance in the employee’s geographic area of responsibility, which is either worldwide or regional.

Given the roles and worldwide scope of responsibility of Messrs. Chidsey, Wells, Smith and Klein and Ms. Chwat, the Overall Business Performance Factor for those NEOs was measured on a 100% worldwide basis. The Overall Business Performance Factor for Mr. Fallon, who has regional responsibilities, was measured 50% on a worldwide basis and 50% on his geographic areas of responsibility, which is the North America region.

In July 2009, the Compensation Committee approved using PBT (profit before taxes) as the measure to determine the Company’s worldwide Company performance and EBITDA as the measure to determine the Company’s regional performance for purposes of calculating the Overall Business Performance Factor under the RSIP. The change was made to increase management’s focus on managing capital through operating and financial decisions, as PBT holds management accountable for controlling costs and increasing profits and is a key driver for total shareholder return. PBT excludes the impact of taxes which only a few employees have the ability to impact. For those employees with regional responsibilities, the use of PBT introduces a second measure for evaluating Company performance, while preserving EBITDA as the measure for regional performance.

In July 2009, the Compensation Committee established a target performance level and a maximum performance level for worldwide PBT and EBITDA for each region. In addition, the Compensation Committee set a threshold performance level for each measure which must be achieved in order for any payments to be made under the RSIP. At the “threshold” performance level, a payout of 50% of target bonus may be earned, at the “target” performance level, a payout of 100% of target bonus may be earned; and at the “maximum” performance level, a payout of 200% of target bonus may be earned. To the extent that the fiscal year worldwide PBT or EBITDA for a region, after adjustment for foreign currency as discussed below, falls between the threshold and target performance levels, the Overall Business Performance Factor would be between 50% and 100%, and if either of these measures falls between the target and maximum performance levels, the Overall Business Performance Factor would be between 100% and 200%. If the adjusted PBT falls below 75% of the target performance level, there would be no payout under the RSIP for that fiscal year. If the adjusted PBT falls below the threshold performance level, there would be no payout for the worldwide portion and if the adjusted EBITDA for a particular region falls below the threshold performance level, then there would be no payment on that portion of the bonus for any officer who had the relevant regional performance included in determining the Overall Business Performance Factor.

Our threshold performance level, target performance level and maximum performance level under the RSIP are based on our Board-approved budget and business plan for the upcoming fiscal year. At the end of the fiscal year, the Compensation Committee adjusts the actual worldwide PBT or regional EBITDA results to bring actual results back to the forecasted currency exchange rates, thereby eliminating any benefit or detriment due to fluctuations in currency exchange rates, which we refer to as “Incentive PBT” and “Incentive EBITDA.”

The tables below set forth the threshold performance level, target performance level and maximum performance level, for worldwide PBT and for North America EBITDA, and the Incentive worldwide PBT and Incentive North America EBITDA for fiscal 2010:

FISCAL 2010 WORLDWIDE PBT PERFORMANCE LEVELS

Threshold	Target	Maximum
Performance Level	Performance Level	Performance Level	Incentive PBT
(In millions)

$259	$305	$338	$271

FISCAL 2010 NORTH AMERICA EBITDA PERFORMANCE LEVELS UNDER RSIP

Threshold	Target	Maximum
Performance Level	Performance Level	Performance Level	Incentive EBITDA
(In millions)

$436	$513	$569	$485

Individual Performance Multiplier:  Assuming that we have achieved at least the threshold financial performance level established for a fiscal year, an eligible employee’s annual cash incentive may be adjusted based on individual performance. For fiscal 2010, our executives’ individual performance was evaluated based on the achievement of business objectives and inclusion and leadership development objectives. In fiscal 2010, this list of individual performance objectives (both quantitative and qualitative) for each NEO other than the CEO included approximately 15 criteria relating to broad business objectives and at least five criteria addressing broad inclusion and people development objectives. These business objectives differed for each NEO based on his or her individual responsibilities and the business function, division or group that he or she managed. For Mr. Wells, the business objectives included initiatives to enhance and/or roll-out various P&L enhancements, rationalize global general and administrative costs, and implement various Global Financial Systems, financial reporting and accountability enhancements; for Ms. Chwat, the business objectives included qualitative measures relating to the adoption of initiatives to address issues arising from the Company’s franchising and marketing activities and continued enhancement of governance and compliance processes; for Mr. Fallon, the business objectives included quantitative and qualitative measures relating to the operational performance of the restaurants in his respective region, continued expansion of the region’s restaurant portfolio and enhanced guest experience and franchisee relationships; and for Mr. Smith, the business objectives included qualitative measures designed to increase the effectiveness of Human Resources processes, enhance employee learning and development programs and build a Company-wide culture of fiscal responsibility.

At the end of the fiscal year, the CEO, assisted by the Chief Human Resources Officer, provides the Compensation Committee with a performance rating, on a scale of between 1 and 5, with 5 being the highest possible rating, for each of the business, inclusion and people development objectives for each NEO (other than the CEO, which is determined by the Compensation Committee, and the Chief Human Resources Officer, which is determined by the CEO). Each NEO other than the CEO was then evaluated on 12 leadership and management competencies and the resulting scores were weighted 2/3 for the business objectives and 1/3 for the inclusion and people development objectives to determine their final Individual Performance Multiplier.

For fiscal 2010, the individual performance objectives for the CEO included company-wide financial and operational measures, such as EBITDA, comparable sales and restaurant portfolio growth, as well as initiatives relating to employee morale, succession planning and leadership. However, the Compensation Committee maintains complete discretion in assigning the CEO a performance rating based on his performance and therefore the determination of the CEO’s Individual Performance Multiplier is inherently subjective.

Individual Performance Multipliers range from 0 to 1.25, based on an individual’s performance rating. If the Company achieves the Overall Business Performance Factor at the maximum performance level, and the NEOs achieve the highest individual performance rating, the annual cash bonus earned by each of the NEOs would be as follows (expressed as a percentage of base salary): Mr. Chidsey, 250%; Mr. Klein, 200%; and Ms. Chwat and Messrs. Wells, Fallon and Smith, 175%.

For fiscal 2010, the Compensation Committee evaluated the CEO and reviewed the individual performance evaluations that the CEO completed for each other NEO at the end of fiscal 2010. All of the NEOs rated Individual Performance Multipliers are equal to 1.0.

The fiscal 2010 RSIP payout amounts for the NEOs are set forth in the following table:

2010 RSIP CASH BONUS

		Target Bonus
		as
	Annual	Percentage of	Percentage Payout	Payout
Name	Base Pay ($)	Base Salary	(% of Base Salary)	Amount ($)

John W. Chidsey	1,042,875	100%	62%	649,967
Ben K. Wells	494,709	70%	44%	215,828
Anne Chwat	450,883	70%	44%	196,708
Charles M. Fallon, Jr.	437,750	70%	50%	220,750
Peter C. Smith	437,091	70%	44%	190,691

Long-Term Equity Incentives

We believe that long-term compensation is a critical component of our executive compensation program as a way to foster a long-term focus on our financial results. Long-term compensation is an incentive tool that we and the Compensation Committee use to align the financial interests of executives to the creation of sustained shareholder value. We believe that equity incentives are preferable to cash in a long-term plan design because:

•	the ultimate value is impacted by share price gains or losses, linking executive returns to those of shareholders;

•	equity incentives provide an opportunity for executives to increase their stock ownership in us;

•	once vested, stock options provide flexibility for executives in deciding when to exercise their options and recognize income; and

•	equity incentives are a common form of pay in most publicly traded companies, and we use these incentives to remain competitive in attracting and retaining executives.

The Compensation Committee has adopted an Equity Grant Policy and the Board of Directors has adopted Stock Ownership Guidelines. These policies are described below in the “Additional Features of our Executive Compensation Programs” section of this CD&A.

We award annual long-term equity incentives to the NEOs and approximately 200 other executives. For the NEOs, these awards represent the largest component of their Total Direct Compensation. The Compensation Committee established individual target awards for fiscal 2010 based on the executive’s level, base salary, and for all NEOs other than the CEO, the Individual Performance Multiplier established for each executive. Pursuant to his employment agreement, the CEO’s target award is not subject to adjustment based on his individual performance.

For fiscal 2010, the Compensation Committee decided to award a combination of equity grants, with 50% of the value earned paid in the form of stock options and 50% of the value earned paid in the form of performance-based restricted stock awards. This was the same equity mix determined by the Compensation Committee for fiscal 2009. The fiscal 2010 performance-based restricted stock awards are subject to a one-year performance period and then, to the extent earned, will vest 100% on the third anniversary of the grant date, and the fiscal 2010 option awards will vest ratably over four years.

The fiscal 2010 performance-based restricted stock awards for the CEO and other NEOs were subject to an increase or decrease by up to 50% at fiscal year end, based upon the financial performance of the Company during fiscal 2010. For fiscal 2010, the Compensation Committee established PBT as the financial metric by which Company performance would be measured and set the threshold, target and maximum performance levels at the same levels as those used for the RSIP.

For fiscal 2010, our Incentive PBT fell between the threshold and target performance levels. Based on Company performance, there was a 38% downward adjustment in the fiscal 2010 performance-based restricted stock awards granted to the NEOs. Consequently, the number of shares of performance-based restricted stock actually awarded for fiscal 2010, after adjustment for Company performance and the resulting reduction in the number of shares, was as follows: Mr. Chidsey, 70,996; Mr. Wells, 12,629; Ms. Chwat, 11,511; Mr. Fallon, 11,175; and Mr. Smith, 11,158.

In June 2010, the Compensation Committee approved a change to our long term equity incentive program. For fiscal 2011, the Compensation Committee decided to bifurcate the annual performance-based restricted stock grant which comprises 50% of the annual equity award into 25% restricted stock and 25% performance shares for the CEO and the executive vice presidents of the Company, including all NEOs. The restricted stock and performance shares will vest 100% on the third anniversary of the grant date. For fiscal 2010, the target equity awards for the NEOs, after application of the Individual Performance Multiplier and as a percentage of their base salary are as follows: Mr. Chidsey, 400%; Mr. Klein, 200%; and Ms. Chwat and Messrs. Wells, Smith and Fallon, 150%.

Executive Benefits & Perquisites

In addition to base salary, annual cash bonuses and long-term equity incentives, we provide the following executive benefit programs:

Executive Retirement Program

The Executive Retirement Program (“ERP”) is a non-qualified excess benefits program available to senior-level U.S. employees. This program permits voluntary deferrals of up to 50% of base salary and 100% of cash bonus until retirement or termination of employment. Deferrals become effective once an executive has reached his or her applicable 401(k) contribution limit. Amounts deferred, up to a maximum of 6% of base salary, are matched by us on a dollar-for-dollar basis. Depending on the level at which we achieve specified financial performance goals, accounts under the plan also may be credited by us with up to an additional 4% of base salary at the target performance level and 6% of base salary at the maximum performance level. The financial performance goals for fiscal 2010 were based on PBT to reflect the change made in the measure of worldwide Company financial performance under the RSIP for fiscal 2010. Prior to fiscal 2008, all accounts earned interest at the same fixed interest rate. Beginning in fiscal 2008, all amounts earned interest at a rate that reflects the performance of investment funds that the employee selects from a pool of funds. All of our contributions vest ratably over the three-year period beginning on the date the employee commences employment. After three years of employment, all future Company contributions for the benefit of that employee are fully vested. Our performance-based contribution for fiscal 2010 was 2.49% of base salary for all participating employees.

On July 1, 2007, we established a rabbi trust to invest compensation deferred under the ERP and fund future deferred compensation obligations. We closed the rabbi trust for any new contributions effective September 1, 2009, and all contributions since that date have been and will continue to be made on an unfunded basis. Further details are provided in the 2010 All Other Compensation Table and the 2010 Nonqualified Deferred Compensation Table.

Executive Life Insurance Program

The Executive Life Insurance Program provides life insurance coverage which is paid by us and allows our U.S. executives to purchase additional life insurance coverage at their own expense. Coverage for our NEOs, which is paid by us, is limited to the lesser of $1.3 million or 2.75 times base salary. Further details are provided in the 2010 All Other Compensation Table.

Executive Health Plan

Until April 2010, we offered an Executive Health Plan to all of our NEOs. The Executive Health Plan provided reimbursement for out-of-pocket costs and expenses for deductibles, coinsurance, dental care, orthodontia, vision care, prescription drugs, and preventative care for an NEO and his or her eligible dependents up to an annual maximum of $100,000. Effective April 2010, this plan was terminated and replaced with an increased perquisite allowance.

Perquisites

Each NEO is provided with an annual perquisite allowance to be used at his or her discretion. Until March 30, 2010 , the annual perquisite allowance was $50,000 for Mr. Chidsey and $35,000 for each other NEO. Effective April 1, 2010, the annual perquisite allowance was increased to $63,500 for Mr. Chidsey and $48,500 for each other NEO. In addition to Mr. Chidsey’s annual perquisite allowance, he is entitled to personal use of private charter jet and private car service, which are not subject to tax gross-up. Additional information regarding perquisites provided to the NEOs is set forth in the 2010 Perquisites Table.

Certain Other Benefits

BKC also maintains a comprehensive benefits program consisting of retirement income and health and welfare plans. The objective of the program is to provide full time employees with reasonable and competitive levels of financial support in the event of retirement, death, disability or illness, which may interrupt the eligible employee’s employment or income received as an active employee. BKC’s health and welfare plans consist of life, disability and health insurance benefit plans that are available to all eligible full-time employees. BKC also provides a 401(k) plan that is available to all eligible full-time employees. The 401(k) plan includes a matching feature of up to 6% of the employee’s base salary.

Other Compensation Committee Actions

From time to time, our Compensation Committee awards special cash or equity grants for retention purposes or to recognize extraordinary performance or disparities in pay. On July 19, 2010, the Compensation Committee approved a special equity grant with a grant date of August 25, 2010 and an aggregate grant date fair value of $360,000 for Mr. Wells. The grant consisted of restricted stock which vests ratably on the anniversary of the grant date over a three year period.

Employment Agreements

We currently have employment agreements with our CEO and each of our officers. We believe that employment agreements provide us protection in an extremely competitive environment by imposing restrictions on an employee’s ability to engage in competitive activities and solicit employees and franchisees. Pursuant to his or her respective employment agreement, the CEO and each of our CEO Direct Reports has agreed (i) not to compete with us during the term of his or her employment and for one year after termination of employment; (ii) not to solicit our employees or franchisees during the term of his or her employment and for one year after termination; and (iii) to maintain the confidentiality of our information. If an executive breaches any of these covenants, we will cease providing any severance and other benefits to the executive and we have the right to require the executive to repay any severance amounts already paid to him or her. See the “Clawback Policy” section of this CD&A for information about our right to recoup economic gains from equity grants if an employee violates any restrictive covenants contained in his or her employment or separation agreement.

Employment Agreement with Mr. Chidsey

We initially entered into an employment agreement with Mr. Chidsey to serve as our Chief Executive Officer on April 6, 2006, which was amended on December 16, 2008 and further amended on April 1, 2010. The initial term of the agreement ended on April 6, 2009. At the end of the term, the agreement automatically extends for additional three-year periods, unless either party provides notice of non-renewal to the other at least six months prior to the expiration of the relevant period. Prior to the notice date, the Compensation Committee evaluated the terms of Mr. Chidsey’s employment agreement and decided that the agreement should be renewed. Consequently, on April 7, 2009, the agreement automatically extended for a period of three years. The current term of the agreement ends on April 6, 2012. Pursuant to his employment agreement, Mr. Chidsey is eligible to receive an annual base salary of $1,042,875, subject to increase by the Compensation Committee, in its sole discretion. The employment agreement provides that Mr. Chidsey’s target annual cash bonus opportunity is 100% of his base salary; however, Mr. Chidsey has the opportunity to earn up to 250% of his base salary if we achieve our financial objectives at the maximum performance level and Mr. Chidsey receives the maximum individual performance rating pursuant to the RSIP. Mr. Chidsey may elect to receive up to 50% of his annual cash bonus in such non-cash form as the Compensation Committee makes available to members of our senior management team. On an annual basis, Mr. Chidsey also is entitled to receive a target annual performance-based equity grant (consisting of restricted stock, stock options or any combination thereof as determined by the Compensation Committee) with a grant date value equal to 400% of his base salary as described in the “Elements of Compensation and Benefit Programs” section of this CD&A. Mr. Chidsey also is entitled to receive an annual perquisite allowance of $63,500, private charter jet usage for business travel (and up to $100,000 per year for personal use) and personal use of a car service. Additional information regarding Mr. Chidsey’s private charter jet usage and car service is set forth in the 2010 Perquisites Table.

If Mr. Chidsey’s employment is terminated without cause or he terminates his employment with good reason or due to his death or disability (as such terms are defined in the employment agreement), he will be entitled to receive an amount equal to the sum of four times his base salary if the separation occurs prior to a change in control (or six times his base salary if the separation occurs subsequent to a change in control) and two times the annual amount of his annual perquisites allowance if his separation occurs prior to a change in control (or three times his annual perquisites allowance if the separation occurs subsequent to the change in control). This severance amount will be payable over a period of six months on our regular payroll dates, commencing on the first business day immediately following the six month anniversary of the termination date and ending on the one year anniversary of the termination date. Mr. Chidsey also will be entitled to continued coverage under BKC’s medical, dental and life insurance plans for him and his eligible dependents during the two-year period following termination (or three-year period, if his termination occurs after a change in control). If Mr. Chidsey’s employment is terminated due to his death or disability or during the 24-month period after a change in control of the Company either without cause or for good reason, all options and other equity awards held by Mr. Chidsey will vest in full. Upon termination of his employment for any reason other than for cause, Mr. Chidsey will have one year to exercise all vested awards. Among other events, a resignation for any reason within the 30-day period immediately following the one-year anniversary of a change in control involving a strategic buyer (as determined by the Board) constitutes a termination by BKC without cause under the employment agreement. If any payments due to Mr. Chidsey in connection with a change in control would be subject to an excise tax, we will provide Mr. Chidsey with a related tax gross-up payment, unless a reduction in Mr. Chidsey’s payments by up to 10% would avoid the excise tax. Mr. Chidsey is not entitled to receive an annual bonus or prorated annual bonus for the year of his termination of employment.

Employment Agreements with Ms. Chwat and Messrs. Wells, Fallon and Smith

We have entered into one-year employment agreements with each of Ms. Chwat and Messrs. Wells, Fallon and Smith. At the end of the term, each executive’s employment agreement automatically extends for an additional one-year period and will continue to be so extended unless BKC provides notice of non-renewal at least 90 days prior to the expiration of the relevant period. The employment agreements of each of Ms. Chwat and Messrs. Wells, Fallon and Smith expired on June 30, 2010 and, on July 1, 2010, these agreements automatically extended for a period of one year each.

Pursuant to their respective employment agreements, these NEOs are eligible to receive annual base salaries, which are subject to increase by the Compensation Committee, in its sole discretion. During fiscal 2010, each of Ms. Chwat and Messrs. Wells, Fallon and Smith, was eligible to receive a performance-based annual cash bonus with a target payment equal to 70% of his or her annual base salary if we achieve the target financial objectives set by the Compensation Committee for a particular fiscal year; however, he or she is eligible to receive a performance-based annual cash bonus of up to 175% of his or her base salary if we achieve our financial objectives at the maximum level and he or she receives the maximum individual performance rating pursuant to the RSIP. Each executive also is entitled to receive an annual perquisite allowance and is eligible to participate in our long-term equity programs. Each executive is entitled to receive outplacement services upon termination of employment.

Pursuant to their respective employment agreements, if BKC terminates the executive’s employment without cause or if the executive terminates his or her employment with good reason (as defined in the relevant agreement), he or she will be entitled to receive his or her then current base salary and perquisite allowance for one year, payable in equal installments over a six-month period beginning on the first business day following the six month anniversary of the termination date and ending on the one year anniversary of the termination date and continued coverage for one year under BKC’s medical, dental and life insurance plans for the executive and his or her eligible dependents. In addition, each executive is entitled to receive an additional severance amount equal to the pro-rata bonus that would have been earned if the executive had been employed at the end of the year. This additional severance amount will only be paid to the extent, and when, the Company pays the RSIP bonuses. Additionally, if the executive’s employment is terminated at any time within 24 months after a change in control of the Company either without cause or by the executive for good reason, all options held by the executive will become fully vested upon termination and he or she will have 90 days to exercise such options.

The potential payments and benefits to the NEOs in the event of a termination of employment or change in control are described below in the 2010 Potential Payments Upon Termination or Change in Control Table.

Agreements with Mr. Klein

Mr. Klein’s service as President, Global Marketing, Strategy and Innovation ended on December 15, 2009 (the “Separation Date”). In connection with his separation, BKC entered into the Separation Agreement which entitles Mr. Klein to receive (i) a gross payment of $550,000 payable in thirteen equal, bi-weekly installments commencing on BKC’s first regular payroll following May 6, 2010; (ii) a severance amount equal to a prorated cash bonus for fiscal 2010 calculated in accordance with the terms of the RSIP bonus plan, and payable to the extent and when, the Company pays out RSIP bonuses to other employees; (iii) coverage under BKC’s medical, dental and life insurance plans for one year following the Separation Date; and (iv) outplacement services.

Additional Features of our Executive Compensation Programs

Deductibility of Compensation

Section 162(m) of the IRC and the related regulations and other guidance promulgated thereunder, generally limit the tax deductibility of non-performance based annual compensation paid by a publicly-held company to $1,000,000 for the CEO and the next four highest compensated officers of the Company (other than the CFO). Since we became a public company in May 2006, our existing compensation programs have generally been eligible for special relief from this tax rule. While the Compensation Committee takes the impact of 162(m) into consideration in making its decisions, the Compensation Committee does not limit its compensation decisions by the deductibility of such compensation. The Compensation Committee recognizes that in order to attract and retain individuals with superior talent, it may be necessary to pay amounts that are not deductible. During fiscal 2010, certain amounts paid to our CEO were not deductible.

Equity Grant Policy

On February 28, 2007, the Compensation Committee adopted an Equity Grant Policy governing the issuance of equity awards. Under the Equity Grant Policy, the Compensation Committee may delegate to one of our officers the authority to make grants to any person other than the CEO, the CEO Direct Reports or our executive officers.

Under the Equity Grant Policy, our annual employee grants are made on August 21 of each year and our mid-year grants are made on March 21 of each year. The Company, with the approval of the Compensation Committee or pursuant to the delegation of authority described above, also may make additional grants at its discretion. These additional grants are generally made for purposes of recognition and retention, and to newly hired executives, and are to be awarded on the first day of the month following the date of approval of the equity award, or at a later date designated by the approving authority. No grants may be made on any of these predetermined dates if the grant date would fall on or within five days preceding our release of material non-public information. In such event, the grant date must be postponed until the first business day following the release.

Under the Equity Grant Policy, we set the exercise price of options and the fair market value of other equity awards at the closing price of our common stock on the NYSE on the date of the grant, or, if there is no reported sale on the grant date, then on the last preceding date on which any reported sale occurred.

Executive Stock Ownership Guidelines

On September 13, 2007, the Board adopted Executive Stock Ownership Guidelines (the “Guidelines”) establishing minimum equity ownership requirements for our CEO, executive vice presidents and senior vice presidents. The purposes of the Guidelines are to align the interests of those executives with the interests of shareholders and further promote our commitment to sound corporate governance. The minimum required ownership is determined as a multiple of the executive’s annual base salary, based upon the executive’s level, as follows: 4 times base salary for our CEO, 2 times base salary for all executive vice presidents, 1.75 times base salary for all regional presidents and one times base salary for all other senior vice presidents.

The Guidelines identify the types of equity that may be considered in determining whether an executive has met the minimum ownership requirement. Executives will have between three and five years to reach the minimum requirement, depending upon the date they commenced employment with us. If an executive does not meet his or her minimum required ownership within the proscribed time period, then until he or she meets the requirement, he or she must retain 100% of all net shares received from the exercise or settlement of equity awards granted under our incentive plans. Once an executive achieves his or her minimum required ownership on or after the applicable deadline, he or she must maintain the minimum required ownership for as long as he or she is an employee.

Clawback Policy

As described in our standard equity award agreements issued after April 2006, the Compensation Committee has the right to seek to recoup economic gains realized during the preceding year from the vesting, exercise or settlement of equity grants from an employee who violates any post-employment restrictive covenants contained in his or her employment or separation agreement, including non-compete and confidentiality obligations.

Compensation Risks

Management and the Compensation Committee have examined the risk profile of our compensation program to ensure that it does not encourage excessive risk-taking. In addition to the risk mitigation measures described in this CD&A, the Compensation Committee believes that the following factors help mitigate risk:

•	Our annual incentive opportunities are capped for each of our NEOs, which limit the incentive for excessive risk-taking;

•	The vesting periods of our equity grants encourage executives to focus on sustained stock price appreciation over the long-term;

•	Performance targets are directly tied to the business plan that is approved by our Board of Directors;

•	Clawbacks are in place for long-term incentive awards;

•	Minimum equity ownership requirements have been established for our CEO, executive vice presidents and senior vice presidents which mitigate the incentive to drive short-term results at the cost of long-term value creation; and

•	The Compensation Committee process provides for transparency and an open dialogue among the members.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have approved the inclusion of the Compensation Discussion & Analysis in this Amendment.

COMPENSATION COMMITTEE

Stephen G. Pagliuca, Chairman
Peter R. Formanek
Sanjeev K. Mehra

September 9, 2010

EXECUTIVE COMPENSATION

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and			Bonus	Awards(2)	Awards(3)	Compensation(4)	Compensation(5)
Principal Position	Year(1)	Salary ($)	($)	($)	($)	($)	($)	Total ($)

John W. Chidsey	2010	1,042,875	0	2,085,747	2,054,332	649,967	358,419	6,191,340
Chief Executive Officer	2009	1,034,697	0	2,024,993	1,967,403	803,014	316,943	6,147,050
	2008	1,012,500	0	2,024,982	1,916,253	1,306,125	434,190	6,694,050
Ben K. Wells	2010	494,709	0	371,016	365,442	215,828	115,336	1,562,331
Chief Financial Officer	2009	490,830	50,000	360,223	349,978	266,648	115,336	1,633,015
	2008	479,147	0	360,220	340,887	433,711	126,109	1,740,074
Anne Chwat(6)	2010	450,883	0	338,149	333,069	196,708	107,033	1,425,842
EVP, General Counsel
Charles M. Fallon, Jr.	2010	437,750	0	328,298	323,364	220,750	104,029	1,414,191
President, North America	2009	434,317	0	350,622	340,652	222,158	96,527	1,444,276
	2008	425,000	0	318,728	301,625	391,162	128,575	1,565,090
Peter C. Smith(6)	2010	437,091	0	327,804	322,880	190,691	104,016	1,382,482
EVP, HR
Russell B. Klein(7)	2010	253,539	0	2,014,979 (7)	1,257,237 (7)	—	774,521	4,300,276
Former President, Global	2009	510,962	0	499,996	485,772	317,240	121,650	1,935,620
Marketing, Strategy & Innovation	2008	500,000	0	499,994	473,143	516,000	146,610	2,135,747

(1)	Please refer to our fiscal 2008 and fiscal 2009 proxy statements and accompanying footnotes for additional information relating to fiscal 2008 and 2009 compensation.

(2)	Amounts shown in this column include the aggregate grant date fair value of restricted stock awards and performance-based restricted stock awards granted in fiscal 2008, fiscal 2009 and fiscal 2010 in accordance with FASB ASC Topic 718. The amounts previously reported for fiscal 2008 and fiscal 2009 have been restated to reflect the aggregate grant date fair value of the grants in accordance with new SEC rules. The amounts reported for the performance-based restricted stock awards assume that the awards are paid out at the probable level, which we determine as our target amount. Assuming that the fiscal 2010 performance-based restricted stock awards are paid out at the maximum level, the grant date fair value of the awards for each NEO would be as follows: Mr. Chidsey, $3,128,621; Mr. Wells, $556,523; Ms. Chwat, $507,224; Mr. Fallon, $492,447; Mr. Smith $491,706; and Mr. Klein, $772,487. The assumptions and methodology used to calculate the grant date fair value for the restricted stock awards are in Note 3 to our Consolidated Financial Statements included in our Form 10-K for fiscal 2010.

(3)	Amounts shown in this column include the aggregate grant date fair value of option awards granted in fiscal 2008, fiscal 2009 and fiscal 2010. The amounts previously reported for fiscal 2008 and fiscal 2009 have been restated in accordance with new SEC rules. The assumptions and methodology used to calculate the grant date fair value for the options are in Note 3 to our Consolidated Financial Statements included in our Form 10-K for fiscal 2010.

(4)	The amounts reported in this column reflect compensation earned for fiscal 2010, fiscal 2009 and fiscal 2008 performance under the RSIP. We pay cash incentives under the RSIP in the fiscal year following the fiscal year in which they were earned. For fiscal 2010, the Compensation Committee determined that worldwide PBT and North America Incentive EBITDA was between the threshold and target performance levels. Based on these results, the Compensation Committee approved each NEO’s individual performance measures and cash incentive payment, and submitted the CEO’s individual performance measures and cash incentive payment for approval to the Board of Directors. In August 2010, the Board approved the Compensation Committee’s recommendations. Fiscal 2010 cash incentive payments were made in September 2010.

(5)	This column includes the fiscal 2010 perquisites described below in the 2010 Perquisites Table. This column also includes executive medical expenses for all NEOs, life insurance premiums, dividend payments and dividend equivalents earned as described in Footnote 3 to the 2010 All Other Compensation Table, and the Company’s matching and performance-based contributions to the Company’s 401(k) plan and ERP, as described below in the 2010 All Other Compensation Table. This column also includes Mr. Klein’s severance payment in the amount of $618,891 as described below in Footnote 4 to the 2010 All Other Compensation Table.

(6)	Ms. Chwat and Mr. Smith became NEOs in fiscal 2010. Since they were not NEOs in fiscal 2008 and fiscal 2009, the Summary Compensation Table includes only their fiscal 2010 compensation.

(7)	Mr. Klein’s employment terminated on December 15, 2009. The stock and option awards shown in the Summary Compensation Table were forfeited immediately upon his termination.

Our NEOs received the following perquisites during fiscal 2010:

2010 PERQUISITES TABLE

				Auto
		Perquisite	Personal	Expenses/		Total
		Allowance	Travel	Car Service	Miscellaneous	Perquisites
Name	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)

John W. Chidsey	2010	52,908	122,597	6,848	0	182,353
Ben K. Wells	2010	37,908	0	0	0	37,908
Anne Chwat	2010	37,908	0	0	0	37,908
Charles M. Fallon, Jr.	2010	37,908	0	0	0	37,908
Peter C. Smith	2010	37,908	0	0	3,696	41,604
Russell B. Klein	2010	20,442	0	0	0	20,442

(1)	These perquisite allowances were paid to the NEOs in accordance with their respective employment agreements. Each NEO uses the perquisite allowance at his or her discretion. The amount was calculated at an annual rate of $50,000 for Mr. Chidsey and $35,000 for Messrs Wells, Fallon, Smith and Klein and Ms. Chwat from July 1, 2009 until March 31, 2010 (December 15, 2009 for Mr. Klein). The amount was calculated at an annual rate of $63,500 for Mr. Chidsey and $48,500 for Messrs Wells, Fallon and Smith and Ms. Chwat from April 1, 2010 until June 30, 2010.

(2)	Pursuant to his employment agreement, Mr. Chidsey is entitled to private charter jet usage for personal use of up to $100,000 per year. However, under his employment agreement, only hourly charges and fuel surcharges are to be considered for purposes of this $100,000 allowance. In accordance with SEC guidance, the amounts included in this column have been calculated utilizing the actual invoice amount, which we believe more accurately reflects the incremental cost to the Company for this perquisite. Mr. Chidsey is fully responsible for all taxes associated with his personal use of the Company aircraft. Due to timing of invoicing, Mr. Chidsey’s fiscal 2010 amount exceeded this allowance.

(3)	Mr. Chidsey is entitled to personal use of a car service, and the charges for this perquisite totaled $6,848. Mr. Chidsey is fully responsible for all taxes associated with this perquisite.

(4)	Represents event tickets paid or provided by the Company.

2010 ALL OTHER COMPENSATION TABLE

				Company
				Contributions
				to Retirement	Dividend
			Welfare	and 401(k)	Equivalents
		Perquisites	Plans(1)	Plans(2)	Earned(3)	Severance
Name	Year	($)	($)	($)	($)	($)	Total ($)

John W. Chidsey	2010	182,353	18,424	90,978	66,664	0	358,419
Ben K. Wells	2010	37,908	22,270	43,299	11,859	0	115,336
Anne Chwat	2010	37,908	19,203	38,293	11,630	0	107,033
Charles M. Fallon, Jr.	2010	37,908	18,255	37,178	10,688	0	104,029
Peter C. Smith	2010	41,604	14,812	37,122	10,478	0	104,016
Russell B. Klein	2010	20,442	9,038	15,962	9,235	719,844 (4)	774,521

(1)	Amounts in this column reflect life insurance premiums paid by us and payments made by us under the Executive Health Plan. The amounts for each NEO for fiscal 2010 life insurance premiums and executive health plan are as follows: Mr. Chidsey, $2,336 and $16,089, respectively; Mr. Wells, $6,181 and $16,089, respectively; Ms. Chwat, $3,114 and $16,089, respectively; Mr. Fallon, $2,167 and $16,089, respectively; Mr. Smith $4,102 and $10,710 respectively; and Mr. Klein, $3,666 and $16,089 respectively.

(2)	The amounts in this column represent Company matching contributions to the 401(k) plan and the ERP and the Company’s profit sharing contribution to the ERP for fiscal 2010 for the NEOs except for Mr. Klein, for whom the amounts represent only the Company’s matching contribtions to the ERP due to his termination on December 15, 2009, as follows:

Company Matching Contributions to 401 (k) and ERP and Company
Profit Sharing Contribution to ERP

	Fiscal 2010 Company	Fiscal 2010 Company
	Matching Contributions —	Matching Contributions —	Fiscal 2010 Profit Sharing
NEO	401(k) ($)	ERP ($)	Contribution — ERP ($)

John W. Chidsey	14,440	50,539	25,999
Ben K. Wells	14,700	16,266	12,333
Anne Chwat	14,246	12,807	11,240
Charles M. Fallon, Jr.	14,700	11,565	10,913
Peter C. Smith	14,146	12,079	10,897
Russell B. Klein	0	15,962	0

(3)	Quarterly dividends and dividend equivalents in the amount of $0.0625 per share were paid by the Company to record owners of shares, in the case of dividends, and accrued by the Company for the holders of unvested restricted stock units, restricted stock and performance-based restricted stock, in the case of dividend equivalents, as of September 14, 2009, December 10, 2009, March 16, 2010 and June 14, 2010 in fiscal 2010. The amounts in this column represent accrued dividend equivalents earned on unvested restricted stock units, restricted stock and performance-based restricted stock. All Executive Officers had restricted stock units settle during fiscal 2010, Mr. Chidsey was paid $84,294; Mr. Wells was paid $17,547; Ms. Chwat was paid $8,771; Mr. Fallon was paid $15,951; Mr. Smith was paid $8,505; and Mr. Klein was paid $27,524, which represents dividends that accrued on these restricted stock units during fiscal 2008, fiscal 2009 and fiscal 2010.

(4)	Includes amounts payable pursuant to the Separation Agreement with Mr. Klein.

2010 GRANTS OF PLAN-BASED AWARDS TABLE

									All Other	Exercise	Grant
									Option	or Base	Date Fair
									Awards:	Price of	Value of
			Estimated Possible Payouts Under			Estimated Possible Payouts Under			Number of	Option	Stock and
			Non-Equity Incentive Plan Awards(2)			Equity Incentive Plan Awards(3)			Securities	Awards	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Underlying	($/sh)	Awards ($)
Name	Date	Date(1)	($)	($)	($)	(#)	(#)	(#)	Options (#)(4)	(5)	(7)

John W. Chidsey	8/26/2009	8/20/2009	521,438	1,042,875	2,085,750	56,957	113,913	170,870	314,118	18.31	4,140,079
Ben K. Wells	8/26/2009	8/20/2009	173,148	346,296	692,593	10,132	20,263	30,395	55,878	18.31	736,458
Anne Chwat	8/26/2009	8/20/2009	157,809	315,618	631,236	9,234	18,468	27,702	50,928	18.31	671,218
Charles M. Fallon, Jr.	8/26/2009	8/20/2009	153,213	306,425	612,850	8,965	17,930	26,895	49,444	18.31	651,662
Peter C. Smith	8/26/2009	8/20/2009	152,982	305,964	611,927	8,952	17,903	26,855	49,370	18.31	650,684
Russell B. Klein(6)	8/26/2009	8/20/2009	—	—	—	14,063	28,126	42,189	77,560	18.31	1,022,229
Russell B. Klein(6)	8/26/2009	8/20/2009	—	—	—	n/a	81,922	n/a	114,678	18.31	2,249,986

(1)	The Compensation Committee recommended and the Board approved the fiscal 2010 grants at meetings held on August 20, 2009. The approvals required that the grants be made on August 26, 2009 in accordance with the Company’s Equity Grant Policy described in the CD&A.

(2)	The amounts reported in this column reflect possible payments based on fiscal 2010 performance under the RSIP. The “Maximum” estimated possible payout reflects what an NEO would earn if the Company met or exceeded its financial performance goals at the maximum level. If the NEO received the highest individual performance rating the possible payout would be increased by 25% at the “Threshold,” “Target” and “Maximum” levels. A description of the RSIP and our “Threshold,” “Target” and “Maximum” Payout

Amounts is included in the CD&A. Fiscal 2010 cash incentive payments were made in September 2010. The actual amounts paid under the RSIP are the amounts reflected in the Non-Equity Incentive Plan Compensation column of the 2010 Summary Compensation Table.

(3)	In August 2009, we made grants of option and performance-based restricted stock awards to each NEO. The amounts reported under the “Threshold”, “Target” and “Maximum” columns above relate only to the performance-based restricted stock awards made under our 2006 Omnibus Incentive Plan. The performance-based restricted stock awards granted to the NEOs, other than the CEO, were calculated as follows: the NEO’s current salary, multiplied by the target equity award as a percentage of base salary, adjusted by the NEO’s individual performance factor (which may result in an award adjustment of up to plus or minus 20%), divided by two, then divided by the closing stock price on the grant date. For the CEO, the number of performance-based restricted shares is calculated similarly; however, his percentage of base salary is not subject to adjustment based on his individual performance. The actual number of performance-based restricted shares granted is reflected in the “Target” column above. If the Company achieves its target PBT, this is the number of performance-based restricted shares that will be earned at the end of the one-year performance period. The number of performance-based restricted shares that will be earned by the NEO at the end of the one-year performance period is then subject to a decrease of up to 50% for all NEOs if the Company achieves PBT between the “Threshold” and “Target” levels or an increase of up to 50% for all NEOs if the Company achieves PBT between the “Target” and “Maximum” levels. For fiscal 2010, Incentive PBT fell between the threshold and target performance levels. As a result, the awards for all NEOs were reduced by 38%, which was the downward adjustment for the CEO and all executive vice presidents. The actual number of performance-based restricted shares earned for fiscal 2010, after taking into consideration the downward adjustment for Company performance and the resulting reduction in the number of shares, is set forth in Footnote 7 below.

(4)	The options awarded to the NEOs, other than the CEO, were calculated as follows: the NEO’s current salary, multiplied by the target equity award as a percentage of base salary, adjusted by the NEO’s individual performance factor (which may result in an award adjustment of up to plus or minus 20%), divided by two, then divided by the economic value of our stock options on the grant date, which was $6.64 per share. For the CEO, the number of options is calculated similarly; however, his target equity award is not subject to adjustment based on his individual performance.

(5)	Reflects the closing price of our common stock on the NYSE on August 26, 2009, the fiscal 2010 annual equity grant date.

(6)	Mr. Klein’s employment terminated on December 15, 2009. He received two grants on August 26, 2009, his regular annual equity grant and a special retention grant. These shares and options were forfeited immediately upon the date of his termination.

(7)	The amounts reflect the fair market value of (1) the probable possible payout of performance-based restricted stock, which we determine as our target amount, and (2) the options awarded (which were not subject to any increase or decrease based on individual or Company performance) on August 26, 2009 (the grant date). The actual amounts for the performance-based restricted stock awards were determined in August 2010, based upon the Company’s Incentive PBT for fiscal 2010, as discussed above in the CD&A. The actual amounts of performance-based restricted stock earned, after taking into account the downward adjustment for Company performance and the corresponding fair value of such shares using the closing price on the grant date of August 26, 2009 ($18.31 per share) and June 30, 2010 ($16.84 per share) for the NEOs (other than Mr. Klein whose performance-based restricted stock awards were forfeited in connection with his termination), are as follows:

Post Leverage PBRS Grants

				Fair Value of	Fair Value of
				PBRS	PBRS
	Original PBRS	PBRS	PBRS	on Grant	at Fiscal
NEO	Granted (#)	Leveraged (#)	Earned (#)	Date ($)	Year End ($)

John W. Chidsey	113,913	(42,917)	70,996	2,085,747	1,195,573
Ben K. Wells	20,263	(7,634)	12,629	371,016	212,672
Anne Chwat	18,468	(6,957)	11,511	338,149	193,845
Charles M. Fallon, Jr.	17,930	(6,755)	11,175	328,298	188,187
Peter C. Smith	17,903	(6,745)	11,158	327,804	187,901

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Options Awards					Stock Awards
							Number
							of		Market
		Number of	Number of				Shares		Value of
		Securities	Securities				or Units		Shares or
		Underlying	Underlying				of Stock		Units of
		Unexercised	Unexercised	Option		Stock	That		Stock That
	Option	Options	Options	Exercise	Option	Award	have not		have not
	Grant	(#)	(#)	Price	Expiration	Grant	Vested		Vested(4)
Name	Date(1)	Exercisable	Unexercisable	($)	Date	Date	(#)		($)

John W. Chidsey	3/1/04	166,922	0	3.80	3/1/14	5/17/06	42,154	(2)	709,873
	3/1/04	289,807	0	11.39	3/1/14	8/21/06	80,071	(3)	1,348,396
	6/8/04	177,573	0	3.80	6/8/14	8/27/07	103,200	(3)	1,737,894
	6/8/04	94,715	0	11.39	6/8/14	8/22/08	49,542	(3)	834,287
	8/1/04	236,746	0	3.80	8/1/14	8/26/09	113,913	(3)	1,918,295
	8/27/07	120,823	120,823	23.35	8/26/17
	8/22/08	57,593	172,782	26.16	8/21/18
	8/26/09	0	314,118	18.31	8/25/19
Ben K. Wells	8/21/05	28,612	10,539	10.25	8/21/15	8/27/07	18,358	(3)	309,151
	2/14/06	105,384	26,347	21.64	2/14/16	8/22/08	8,813	(3)	148,411
	5/17/06	55,275	15,808	17.00	5/16/16	8/26/09	20,263	(3)	341,229
	8/27/07	21,493	21,494	23.35	8/26/17
	8/22/08	10,245	30,736	26.16	8/21/18
	8/26/09	0	55,878	18.31	8/25/19
Anne Chwat	9/27/04	36,461	0	3.80	9/27/14	8/21/06	13,144	(3)	221,345
	1/1/05	17,154	0	3.80	1/1/15	8/27/07	17,234	(3)	290,213
	8/27/07	20,176	20,177	23.35	8/26/17	8/22/08	8,273	(3)	139,317
	8/22/08	9,617	28,854	26.16	8/21/18	12/1/08	1,273	(3)	21,437
	8/26/09	0	50,928	18.31	8/25/19	8/26/09	18,468	(3)	311,001
Charles M. Fallon, Jr.	5/17/06	168,615	42,154	17.00	5/16/16	8/27/07	16,244	(3)	273,541
	6/2/06	23,205	5,802	18.91	6/1/16	8/22/08	8,578	(3)	144,454
	8/27/07	19,018	19,018	23.35	8/26/17	8/26/09	17,930	(3)	301,941
	8/22/08	9,972	29,917	26.16	8/21/18
	8/26/09	0	49,444	18.31	8/25/19
Peter C. Smith	8/1/04	26,347	0	3.80	8/1/14	8/21/06	13,608	(3)	229,159
	8/21/05	10,833	2,709	10.25	8/21/15	8/27/07	16,220	(3)	273,140
	8/27/07	18,989	18,990	23.35	8/26/17	8/22/08	7,787	(3)	131,133
	8/22/08	9,052	27,156	26.16	8/21/18	8/26/09	17,903	(3)	301,487
	8/26/09	0	49,370	18.31	8/25/19
Russell B. Klein(5)	0	0	0	0

(1)	All stock options granted prior to August 21, 2006 vest 20% per year on the anniversary date. All stock options granted on August 21, 2006 and thereafter vest 25% per year on the anniversary date.

(2)	This restricted stock unit award vests in equal installments over five years, on each anniversary date.

(3)	These performance-based restricted stock awards vest 100% on the third anniversary of the grant date with the following exception: Messrs. Chidsey’s and Smith’s and Ms. Chwat’s awards granted on August 21, 2006 vest 50% on the third anniversary of the grant date, and 50% on the fourth anniversary of the grant date.

(4)	The market value of unvested restricted stock unit awards and unvested performance-based restricted stock awards has been established by multiplying the number of unvested shares by $16.84, which was the closing price of our stock on June 30, 2010, the last business day of our 2010 fiscal year.

(5)	Mr. Klein’s unvested equity grants were forfeited on the date of his termination and his unexercised options were cancelled 90 days after his termination.

2010 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise(1)	Acquired on Vesting	Vesting(2)
Name	(#)	($)	(#)	($)

John W. Chidsey	150,000	2,730,081	122,225	2,245,672
Anne Chwat	25,000	393,450	14,416	251,178
Russell B. Klein	209,542	1,857,877	44,039	769,802
Charles M. Fallon, Jr.	0	0	25,522	446,125
Peter C. Smith	0	0	13,608	237,868
Ben K. Wells	0	0	28,075	490,751

(1)	Values Realized are based on the prices at which the NEO sold the shares, which were as follows:

	Number of Shares		Per Share Value
	Acquired on	Exercise	Realized on Exercise
NEO	Exercise	Price ($)	Date ($)

John W. Chidsey	41,800	3.80	22.00
John W. Chidsey	73,800	3.80	22.00
John W. Chidsey	3,900	3.80	22.00
John W. Chidsey	30,500	3.80	22.00
Anne Chwat	5,000	3.80	18.50
Anne Chwat	5,000	3.80	19.00
Anne Chwat	5,000	3.80	19.50
Anne Chwat	5,000	3.80	20.00
Anne Chwat	5,000	3.80	20.69
Russell B. Klein	79,038	17.00	17.98
Russell B. Klein	12,125	10.25	18.26
Russell B. Klein	12,056	3.80	18.13
Russell B. Klein	12,056	3.80	18.21
Russell B. Klein	12,056	3.80	17.65
Russell B. Klein	12,056	3.80	17.95
Russell B. Klein	12,056	3.80	17.99
Russell B. Klein	12,056	3.80	18.11
Russell B. Klein	12,056	3.80	18.21
Russell B. Klein	12,056	3.80	18.00
Russell B. Klein	12,056	3.80	17.88
Russell B. Klein	9,875	3.80	18.07

(2)	Value Realized is based on our closing market price on the vesting date which are as follows:

		Closing Market Prices on
NEO	Vesting Date	Vesting Date ($)

John W. Chidsey	May 17, 2010	20.07
Anne Chwat	June 30, 2010	16.84
John W. Chidsey	August 21, 2009	17.48
Anne Chwat	August 21, 2009	17.48
Russell B. Klein	August 21, 2009	17.48
Charles M. Fallon, Jr.	August 21, 2009	17.48
Peter C. Smith	August 21, 2009	17.48
Ben K. Wells	August 21, 2009	17.48

2010 NONQUALIFIED DEFERRED COMPENSATION TABLE

This table reports the fiscal 2010 contributions by the NEOs and the Company to the ERP and the aggregate account balances for the NEOs. Details of the ERP are discussed in the CD&A. Further details for the NEOs are provided in the 2010 All Other Compensation Table.

	Executive	Company			Aggregate
	Contributions in	Contributions in	Aggregate	Aggregate	Balance at Last
	Last Fiscal Year	Last Fiscal Year	Earnings in Last	Withdrawals/	Fiscal Year-End
Name	($)	($)(1)	Fiscal Year($)(2)	Distributions ($)	($)

John W. Chidsey	50,539	76,538	136,754	0	824,580
Ben K. Wells	16,266	28,599	19,827	0	186,991
Anne Chwat	12,981	24,047	62,412	0	395,519
Charles M. Fallon, Jr.	122,644	22,478	86,868	0	668,722
Peter C. Smith	12,104	22,976	64,853	0	424,739
Russell B. Klein	15,962	15,962	49,741	0	358,062

(1)	Amounts in this column include profit sharing contributions which were paid in fiscal 2010 but were earned in fiscal 2009.

(2)	All amounts deferred by the NEO, or credited to his account by us, earned interest at a rate that reflects the performance of investment funds that the NEO selected from a pool of funds. Each NEO may change his selections at any time, subject to any individual fund restrictions.

2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

The potential payments and benefits that would be provided to each NEO, other than Mr. Klein, as a result of certain termination events are set forth in the table below. Information regarding payments due to Mr. Klein pursuant to the terms of his Separation Agreement is included under the “Employment Agreements — Agreements with Mr. Klein” section of the CD&A. Calculations for this table are based on the assumption that the termination took place on June 30, 2010 for Mr. Chidsey, Mr. Wells, Ms. Chwat, Mr. Fallon and Mr. Smith. The employment agreements we entered into with Messrs. Chidsey, Wells, Fallon and Klein and Ms. Chwat define “cause,” “good reason” and “change in control” for purposes of determining severance payments and benefits. Please refer to the “Employment Agreements,” and “Clawback Policy” sections of the CD&A for additional details on the severance payments and benefits and change in control provisions that affect our NEOs. As a condition to receiving any severance payments and benefits, the NEO must sign a separation agreement and release in a form approved by the Company. For a description of potential payments and benefits that would be provided upon consummation of the Merger, see “Item 3 — Arrangements with Current Executive Officers and Directors of the Company — Potential Payments Upon a Change-In-Control” of the Schedule 14D-9.

			Termination w/o
		Termination w/o	Cause or
		Cause or for Good	for Good Reason After	Death and
		Reason	Change in Control	Disability
Name	Benefit	($)(1)(2)	($)(3)(4)(5)	($)(6)

John W. Chidsey	Salary(7)	4,171,500	6,257,250	4,171,500
	Bonus	0	0	0
	Accelerated Vesting(8)	N/A	6,548,745	6,548,745
	Value of Benefits Continuation	63,003	94,505	63,003
	Perquisite Allowance(9)	127,000	190,500	127,000
	Outplacement Services(10)	N/A	N/A	N/A
	Tax Gross-up	N/A	0	N/A
	Total	4,361,503	13,091,000	10,910,248
Ben K. Wells	Salary(7)	494,709	494,709	N/A
	Bonus	346,296	346,296	346,296
	Accelerated Vesting(8)	N/A	868,243	N/A
	Value of Benefits Continuation	35,347	35,347	N/A
	Perquisite Allowance(9)	48,500	48,500	N/A
	Outplacement Services(10)	28,500	28,500	N/A
	Total	953,352	1,821,595	346,296
Anne Chwat	Salary(7)	450,883	450,883	N/A
	Bonus	315,618	315,618	315,618
	Accelerated Vesting(8)	N/A	983,314	N/A
	Value of Benefits Continuation	32,280	32,280	N/A
	Perquisite Allowance(9)	48,500	48,500	N/A
	Outplacement Services(10)	28,500	28,500	N/A
	Total	875,781	1,859,095	315,618
Charles M. Fallon, Jr.	Salary(7)	437,750	437,750	N/A
	Bonus	306,425	306,425	306,425
	Accelerated Vesting(8)	N/A	719,935	N/A
	Value of Benefits Continuation	31,333	31,333	N/A
	Perquisite Allowance(9)	48,500	48,500	N/A
	Outplacement Services(10)	28,500	28,500	N/A
	Total	852,508	1,572,443	306,425
Peter C. Smith	Salary(7)	437,091	437,091	N/A
	Bonus	305,964	305,964	305,964
	Accelerated Vesting(8)	N/A	952,770	N/A
	Value of Benefits Continuation	23,474	23,474	N/A
	Perquisite Allowance(9)	48,500	48,500	N/A
	Outplacement Services(10)	28,500	28,500	N/A
	Total	843,529	1,796,299	305,964

(1)	If Mr. Chidsey’s employment is terminated without cause or he resigns for good reason or due to his death or disability (as such terms are defined in his employment agreement), he will be entitled to receive (i) an amount equal to four times his annual base salary and two times his annual perquisite allowance payable over six months commencing on the first business day following the six month anniversary of termination, and (ii) continued coverage under our medical, dental and life insurance plans for him and his eligible dependents during the two-year period following termination.

(2)	If any of the NEOs, other than Mr. Chidsey, is terminated without cause (as such term is defined in the relevant employment agreement), he or she will be entitled to receive (i) his or her then current base salary and his or her perquisite allowance for one year, payable in the case of Messrs. Wells and Fallon and Ms. Chwat, over six months commencing on the first business day following the six month anniversary of the termination date, (ii) a pro-rata bonus for the year of termination, which will only be paid to the extent, and when, the Company pays the RSIP bonuses, and (iii) continued coverage for one year under our medical, dental and life insurance plans for the executive and his or her eligible dependents. Additionally, each of the NEOs will receive these benefits if he or she resigns for good reason (as such term is defined in the relevant employment agreement).

(3)	A change in control, without a termination of employment, will not in itself trigger any severance payments or vesting of equity. Any payments or equity due upon a change in control and subsequent termination of employment, either without cause or for good reason (as defined in the relevant employment agreement) is included in the “Termination w/o Cause or for Good Reason After Change in Control” column of this table.

(4)	If Mr. Chidsey’s employment is terminated without cause or he terminates his employment with good reason after a change in control (as defined in his employment agreement), he will be entitled to receive an amount equal to six times his annual base salary and three times his annual perquisite allowance. He also will be entitled to continued coverage under our medical, dental and life insurance plans for him and his eligible dependents during the three-year period following termination. Additionally, if Mr. Chidsey’s employment is terminated during the 24-month period after a change in control of the Company either without cause or for good reason, all options and other equity awards held by him will vest in full. If Mr. Chidsey resigns for any reason within the 30-day period immediately following the one-year anniversary of a change in control involving a strategic buyer (as determined by the Board), his resignation would constitute a termination by us without cause under his employment agreement.

(5)	All equity granted to each of Messrs. Wells, Fallon and Smith and Ms. Chwat will fully vest upon termination if his or her employment is terminated at any time within 24 months after a change in control either without cause or by him or her for good reason.

(6)	If an NEO dies or becomes disabled (as such term is defined in the relevant employment agreement), the NEO is entitled to receive his or her target bonus, as if he or she had been employed for the entire fiscal year. For Mr. Chidsey, any severance payments made by BKC as a result of his termination upon his death or disability will be reduced by the value of any BKC paid life and disability benefits he or his family are entitled to receive. The term “disability” is defined in all NEO employment agreements as a physical or mental disability that prevents or would prevent the performance by the NEO of his or her duties under the employment agreement for a continuous period of six months or longer.

(7)	Pursuant to the terms of the respective NEO’s employment agreement, each NEO has agreed to non-competition, non-solicitation and confidentiality restrictions that last for one year after termination. If the NEO breaches any of these covenants, we will cease providing any severance and other benefits to him or her, and we have the right to require him or her to repay any severance amounts already paid. In addition, as a condition to receiving the separation benefits, each NEO must sign a separation agreement and release in a form approved by us, which includes a waiver of all potential claims. Mr. Chidsey, unlike the other NEOs, is entitled to receive severance upon his death. In the case of his death, his estate must sign the release in order to receive severance benefits.

(8)	The amounts in this table represent the fair market value on June 30, 2010 of the unvested portion of Mr. Chidsey’s, Mr. Wells’, Ms. Chwat’s, Mr. Fallon’s and Mr. Smith’s equity that would vest upon the occurrence of a triggering event. The fair market value of the Company’s common stock on June 30, 2010 was $16.84 per share.

(9)	The perquisites allowance will be paid to the NEO during the relevant severance period specified in Footnotes 1 and 2 above.

(10)	Each NEO, other than Mr. Chidsey, is entitled to receive outplacement services upon termination of employment without cause or for good reason. As of June 30, 2010, eligible NEOs are entitled to receive outplacement services from our third party service provider for up to one year, which is currently valued at $28,500.

DIRECTOR COMPENSATION

Under our director compensation program, each non-management director receives an annual deferred stock award with a grant date fair value of $85,000. The annual deferred stock grant vests in quarterly installments over a 12 month period. On November 19, 2009, the non-management directors received their annual grant of deferred stock for calendar year 2010. In addition, the non-management directors receive an annual retainer of $65,000, an increase of $15,000 from fiscal 2009. The chair of the Audit Committee receives an additional $20,000 fee and the chairs of the Compensation Committee and the Nominating and Corporate Governance Committee each receive an additional $10,000 fee. In April 2010, Mr. Dykes was named lead independent director, at which time he became eligible to receive an additional $25,000 commencing July 1, 2010. Directors have the option to receive their annual retainer and their chair fees either 100% in cash or 100% in shares of deferred stock. Directors who elected to receive their 2010 calendar year annual retainer and/or chair fees in deferred stock will receive these deferred stock awards on November 18, 2010, which is the date of the fiscal 2010 annual shareholders’ meeting. These awards will be fully vested on the grant date.

All deferred stock grants, whether the annual grant or deferred stock granted in lieu of a cash retainer or chair fees, will be settled upon termination of Board service. No separate committee fees are paid and no compensation is paid to management directors for Board or committee service. All directors or their employers, in the case of the Sponsor directors, are reimbursed for reasonable travel and lodging expenses incurred by them in connection with attending Board and committee meetings.

FISCAL 2010 DIRECTOR COMPENSATION TABLE

	Fees Earned
	or Paid in	Stock	All Other
	Cash(1)	Awards(2)(3)	Compensation	Total
Name	($)	($)	($)(4)	($)

Richard W. Boyce	57,500	84,988	5,767	148,255
David A. Brandon	57,500	84,988	5,767	148,255
Ronald M. Dykes	77,500	84,988	5,427	167,915
Peter R. Formanek	57,500	84,988	4,073	146,561
Manuel A. Garcia	57,500	84,988	5,287	147,775
Sanjeev K. Mehra	72,500	84,988	5,583	158,071
Stephen G. Pagliuca(5)	47,500	84,985	1,737	132,972
Brian T. Swette	57,500	84,988	7,087	149,575
Kneeland C. Youngblood	57,500	84,988	4,073	146,561

(1)	Board service fees are calculated based on a calendar year (January through December), but our fiscal year runs from July 1st through June 30th. Our non-employee directors must make their deferral elections prior to January 1 in order to defer their annual retainers and chair fees for that year. Therefore, the amounts in this column represent annual retainers and chair fees for a portion of two calendar years, one from July 1, 2009 through December 31, 2009 and the other from January 1, 2010 through June 30, 2010. The following chart identifies our directors’ deferral elections for the portions of calendar years 2009 and 2010 comprising our fiscal year and the fair market value of the 2009 deferred stock award paid in fiscal 2010, which was based on the closing market price of a share of our common stock on November 20, 2009. The calendar year 2009 deferred stock award was granted on November 20, 2009 and the calendar year 2010 deferred stock award will be granted on November 19, 2010, and such award will be based on the closing market price of a share of our common stock on such date.

	Deferral Elections for July 1, 2009	Deferral Election for January 1, 2010
	through December 31, 2009	through June 30, 2010
Director	Retainer and Chair Fees	Retainer and Chair Fees

Richard W. Boyce, David A.
Brandon, Manuel A. Garcia
and Brian Swette	Deferred Retainer: $25,000 value	Deferred Retainer: $32,500 value
Sanjeev Mehra	Deferred Retainer and Chair Fee: $30,000 value	Deferred Retainer and Chair Fees: $42,500 value
Stephen G. Pagliuca	Deferred Retainer and Chair Fee: $15,000 value	Deferred Retainer: $29,375 value
Ronald M. Dykes	Deferred Retainer and Chair Fee: $35,000 value	Deferred Retainer and Chair Fee: $42,500 value
Peter R. Formanek and Kneeland C. Youngblood	No Deferral: Cash $25,000	No Deferral: Cash $32,500

(2)	The grant date fair value of these awards is based on the closing market price of a share of our common stock on the November 19, 2009 grant date ($17.48 per share) for all directors, except for Mr. Pagliuca’s, which is based on the closing market price of a share of our common stock on the February 5, 2010 grant date ($17.72 per share), which is also the compensation cost for this grant recognized for financial statement reporting purposes in accordance with FAS 123R. The assumptions and methodology used to calculate the compensation cost are set forth in Note 3 to our Consolidated Financial Statements included in our Form 10-K for fiscal 2010.

(3)	As of June 30, 2010, Mr. Formanek was the only director to have options outstanding. As of such date, Mr. Formanek held 75,587 vested options. As of June 30, 2010, all of our directors had the following deferred stock awards outstanding: Messrs, Boyce and Brandon 25,000 shares, Mr. Dykes, 23,925 shares; Messrs. Formanek and Youngblood, 17,507 shares; Mr. Garcia, 23,078; Mr. Mehra, 24,478 shares; Mr. Pagliuca, 4,796 shares; and Mr. Swette, 30,277 shares.

(4)	Quarterly dividends in the amount of $0.0625 per share were paid by the Company to shareholders of record as of September 14, 2009, December 10, 2009, March 16, 2010, and June 14, 2010. The amounts reflected in this column represent dividend equivalents accrued on vested and unvested deferred stock issued by the Company to the directors.

(5)	Mr. Pagliuca resigned from the Board effective September 21, 2009. Mr. Pagliuca elected to defer his calendar 2009 annual retainer, but because his resignation was effective prior to the date his deferred stock award was issued, he received a cash payment of $38,681 in lieu of deferred stock. This amount represented his retainer for the period commencing January 1, 2009 through September 21, 2009, including the chair fee for the period commencing July 1, 2009 through September 21, 2009. Upon termination of service, his vested deferred stock settled and the unvested portion was forfeited. Upon his resignation, we issued 17,051 shares of stock to Mr. Pagliuca in settlement of his vested deferred stock, and the remaining 1,153 shares of unvested deferred stock issued to Mr. Pagliuca were forfeited. Mr. Pagliuca also received $7,742.45 in dividend equivalents accrued on his vested and unvested deferred stock. Mr. Pagliuca was reappointed to the Board on January 20, 2010.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following non-management directors currently serve on the Compensation Committee of the Board of Directors: Peter R. Formanek, Sanjeev K. Mehra and Stephen G. Pagliuca. On September 21, 2009, Mr. Pagliuca resigned from the Board of Directors and the Compensation Committee to run for political office. He was reappointed to the Board of Directors and to the Compensation Committee effective January 20, 2010. No directors on the Compensation Committee are or have been officers or employees of the Company or any of its subsidiaries. None of our executive officers served on the board of directors or compensation committee of another entity, one of whose executive officers served on the Company’s Board of Directors or its Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP INFORMATION

Security Ownership of Certain Beneficial Owners, Directors and Management

The following table sets forth certain information as of September 13, 2010, regarding the beneficial ownership of our common stock by:

•	Each of our directors and NEOs;

•	All directors and executive officers as a group; and

•	Each person or entity who is known to us to be the beneficial owner of more than 5% of our common stock.

As of September 13, 2010, our outstanding equity securities consisted of 136,465,856 shares of common stock. The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC and generally includes voting or investment power over the shares. The information does not necessarily indicate beneficial ownership for any other purpose. Under the SEC rules, the number of shares of common stock deemed outstanding includes shares issuable upon the conversion of other securities, as well as the exercise of options or the settlement of restricted stock units held by the respective person or group that may be exercised or settled on or within 60 days of September 13, 2010. For purposes of calculating each person’s or group’s percentage ownership, shares of common stock issuable pursuant to stock options and restricted stock units that may be exercised or settled on or within 60 days of September 13, 2010 are included as outstanding and beneficially owned by that person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Unless otherwise indicated, the address for each listed stockholder is: c/o Burger King Holdings, Inc., 5505 Blue Lagoon Drive, Miami, Florida 33126. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock, par Value
	$.01 Per Share
		Percentage
Name and Address of Beneficial Owner	Number	of Class

John W. Chidsey(1)	1,831,834	1.3%
Ben K. Wells(1)	300,660	*
Russell B. Klein(1)	124,778	*
Charles M. Fallon, Jr.(1)	305,154	*
Anne Chwat(1)	363,292	*
Peter Smith(1)	195,357	*
Richard W. Boyce(1)	25,000	*
David M. Brandon(1)	35,000	*
Ronald M. Dykes(1)	23,925	*
Peter R. Formanek(1)	233,094	*
Manuel A. Garcia(1)	64,641	*
Sanjeev K. Mehra(1)(2)(6)	13,946,647	10.2%
Stephen G. Pagliuca(1)	13,601,924	10.0%
Brian T. Swette(1)	130,902	*
Kneeland C. Youngblood(1)	17,507	*
All Executive Officers and Directors as a group (18 persons)(1)	31,297,015	22.9%
5% Stockholders
FMR LLC(3)	7,824,558	5.7%
Investment funds affiliated with Artisan Partners Holdings LLC(4)	7,971,200	5.8%
Investment funds affiliated with Bain Capital Investors, LLC(5)	10,403,858	7.6%
Investment funds affiliated with The Goldman Sachs Group, Inc.(6)	14,046,089	10.3%
TPG BK Holdco LLC(7)	15,131,497	11.1%

*	Less than one percent (1%)

(1)	Includes beneficial ownership of shares of common stock for which the following persons hold options currently exercisable or exercisable on or within 60 days of September 13, 2010: Mr. Chidsey, 1,340,714 shares; Mr. Wells, 266,509 shares; Mr. Fallon, 252,653 shares; Ms. Chwat, 284,462 shares; and Mr. Smith, 98,819 shares; and all directors and executive officers as a group, 2,311,985 shares. Also includes beneficial ownership of shares of common stock underlying deferred stock units held by the following persons that are currently vested or will vest on or within 60 days of September 13, 2010 and will be settled upon termination of Board service: each of Messrs. Boyce and Brandon, 25,000 shares; Mr. Dykes, 23,925 shares; each of Mr. Formanek and Mr. Youngblood, 17,507 shares; Mr. Garcia, 23,078 shares; Mr. Mehra, 24,478 shares; Mr. Pagliuca, 3,597 shares; Mr. Swette, 30,277 shares; and all non-employee directors as a group, 189,153 shares. See Footnotes 2 and 6 below for more information regarding the deferred stock held by Mr. Mehra. Mr. Klein’s employment terminated on December 15, 2009 and his shares included in the table are based on the Form 4 filed with the SEC on December 16, 2009. None of the executive officers have restricted stock units or performance-based restricted stock units that will vest on or within 60 days of September 13, 2010, except 11,565 restricted stock units held by a non-NEO executive officer.

(2)	Mr. Mehra is a managing director of Goldman, Sachs & Co. Mr. Mehra and The Goldman Sachs Group, Inc. each disclaims beneficial ownership of the shares of common stock owned directly or indirectly by the Goldman Sachs Funds and Goldman, Sachs & Co., except to the extent of his or its pecuniary interest therein, if any. Goldman, Sachs & Co. disclaims beneficial ownership of the shares of common stock owned directly or indirectly by the Goldman Sachs Funds, except to the extent of its pecuniary interest therein, if any. Mr. Mehra has an understanding with The Goldman Sachs Group, Inc. pursuant to which he holds the deferred stock units he receives in his capacity as a director of the Company for the benefit of The Goldman Sachs Group, Inc. See Footnote 6 below for information regarding The Goldman Sachs Group, Inc.

(3)	The shares included in the table are based solely on Amendment No. 3 to the Schedule 13G filed with the SEC on January 11, 2010 by FMR LLC. FMR LLC filed the amended Schedule 13G on a voluntary basis as if all of the shares are beneficially owned by FMR LLC and Fidelity International Limited (“FIL”) on a joint basis, but each is of the view that the shares held by the other need not be aggregated for purposes of Section 13(d). FMR LLC has the sole power to vote or to direct the vote regarding 4,857,828 of these shares and the sole power to dispose or to direct the disposition of 7,824,558 of these shares. The business address of FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(4)	The shares included in the table are based solely on the Schedule 13G filed with the SEC on February 11, 2010 by Artisan Partners Holdings LP (“Artisan Holdings”), Artisan Investment Corporation (“Artisan Corp.”), Artisan Partners Limited Partnership (“Artisan Partners”), Artisan Investments GP LLC (“Artisan Investments”), ZFIC, Inc. (“ZFIC”), Andrew A. Ziegler and Carlene M. Ziegler. Artisan Holdings, a registered investment adviser, is the sole limited partner of Artisan Partners, a registered investment adviser. Artisan Investments is the general partner of Artisan Partners. Artisan Corp. is the general partner of Artisan Holdings. ZFIC is the sole stockholder of Artisan Corp. and Mr. Ziegler and Ms. Ziegler are the principal stockholders of ZFIC. Of the shares reported, each of Artisan Holdings, Artisan Corp., ZFIC, Mr. Ziegler and Ms. Ziegler reported that they had shared voting power with respect to 7,811,200 shares and shared dispositive power with respect to 7,971,200 shares. Artisan Partners and Artisan Investments each reported that it had shared voting power over 7,754,000 shares and shared dispositive power over 7,914,000 shares. The shares reported were acquired on behalf of discretionary clients of Artisan Partners and Artisan Holdings. The business address of Artisan Holdings is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202.

(5)	The shares included in the table consist of: (i) 10,403,858 shares of common stock owned by Bain Capital Integral Investors, LLC, whose administrative member is Bain Capital Investors, LLC (“BCI”); (ii) 3,117,905 shares of common stock owned by Bain Capital VII Coinvestment Fund, LLC, whose managing and sole member is Bain Capital VII Coinvestment Fund, L.P., whose general partner is Bain Capital Partners VII, L.P., whose general partner is BCI and (iii) 59,513 shares of common stock owned by BCIP TCV, LLC, whose administrative member is BCI. The shares included in the table are based solely on the Amendment No. 3 to Schedule 13G filed with the SEC on February 16, 2010 by BCI on behalf of itself and its reporting group. The business address of BCI is 111 Huntington Avenue, Boston, MA 02199.

(6)	The Goldman Sachs Group, Inc., and certain affiliates, including, Goldman, Sachs & Co., may be deemed to directly or indirectly own the shares of common stock which are owned directly or indirectly by investment partnerships, which The Goldman Sachs Group, Inc. refers to as the Goldman Sachs Funds, of which affiliates of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. are the general partner, managing limited partner or the managing partner. Goldman, Sachs & Co. is the investment manager for certain of the Goldman Sachs Funds. Goldman, Sachs & Co. is a direct and indirect, wholly owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the Goldman Sachs Funds share voting and investment power with certain of their respective affiliates. Shares beneficially owned by the Goldman Sachs Funds consist of: (i) 7,262,660 shares of common stock owned by GS Capital Partners 2000, L.P.; (ii) 2,638,973 shares of common stock owned by GS Capital Partners 2000 Offshore, L.P.; (iii) 303,562 shares of common stock owned by GS Capital Partners 2000 GmbH & Co. Beteiligungs KG; (iv) 2,306,145 shares of common stock owned by GS Capital Partners 2000 Employee Fund, L.P.; (v) 106,837 shares of common stock owned by Bridge Street Special Opportunities Fund 2000, L.P.; (vi) 213,675 shares of common stock owned by Stone Street Fund 2000, L.P.; (vii) 356,124 shares of common stock owned by Goldman Sachs Direct Investment Fund 2000, L.P.; (viii) 412,941 shares of common stock owned by GS Private Equity Partners 2000, L.P.; (ix) 141,944 shares of common stock owned by GS Private Equity Partners 2000 Offshore Holdings, L.P.; and (x) 157,364 shares of common stock owned by GS Private Equity Partners 2000-Direct Investment Fund, L.P.

Goldman Sachs Execution & Clearing, L.P. beneficially owns directly and The Goldman Sachs Group, Inc. may be deemed to beneficially own indirectly 3,520 shares of common stock. Goldman, Sachs & Co. beneficially owns directly and The Goldman Sachs Group, Inc. may be deemed to beneficially own indirectly 10,100 shares of common stock. Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. may

each be deemed to beneficially own indirectly, in the aggregate, 13,900,225 shares of common stock through certain limited partnerships described in this footnote, of which affiliates of Goldman, Sachs & Co. and The Goldman

Sachs Group, Inc. are the general partner, managing general partner, managing partner, managing member or member. Goldman, Sachs & Co. is a wholly-owned subsidiary of The Goldman Sachs Group, Inc. Goldman, Sachs & Co. is the investment manager of certain of the limited partnerships.

The Goldman Sachs Group, Inc. may be deemed to beneficially own 24,478 shares of common stock pursuant to the 2006 Omnibus Incentive Plan, which are deferred shares granted to Sanjeev K. Mehra, a managing director of Goldman, Sachs & Co. in his capacity as a director of the Company. Mr. Mehra has an understanding with The Goldman Sachs Group, Inc. pursuant to which he holds such deferred shares for the benefit of The Goldman Sachs Group, Inc. The grant of 24,478 deferred shares is currently vested or will vest within 60 days of September 13, 2010. The deferred shares granted to Mr. Mehra will be settled upon termination of Board service. Each of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. disclaims beneficial ownership of the deferred shares of common stock except to the extent of its pecuniary interest therein.

The shares included in the table are based solely on the Schedule 13G filed with the SEC on February 16, 2010 by The Goldman Sachs Group, Inc. on behalf of itself and its reporting group. The business address for The Goldman Sachs Group, Inc. is 85 Broad Street, New York, NY 10004.

(7)	The shares included in the table are directly held by TPG BK Holdco LLC. TPG Advisors III, Inc., a Delaware corporation (“Advisors III”), is the sole general partner of TPG GenPar III, L.P., a Delaware limited partnership, which in turn is the sole general partner of TPG Partners III, L.P., a Delaware limited partnership, which in turn is the managing member of TPG BK Holdco LLC. David Bonderman and James Coulter are directors, officers and sole shareholders of Advisors III, and therefore, David Bonderman, James Coulter and Advisors III may each be deemed to beneficially own the shares directly held by TPG BK Holdco LLC. The shares included in this table are based solely on the Amendment No. 2 to Schedule 13G filed with the SEC on February 13, 2009 on behalf of Advisors III, Mr. Bonderman and Mr. Coulter. The business address for TPG BK Holdco LLC is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Related Person Transactions Policy

In May 2007, our Board of Directors adopted a written related person transactions policy, which is administered by the Audit Committee. This policy applies to any transaction or series of related transactions or any material amendment to any such transaction involving a related person and the Company or any subsidiary of the Company. For the purposes of the policy, “related persons” consist of executive officers, directors, director nominees, any shareholder beneficially owning more than 5% of the Company’s common stock, and immediate family members of any such persons. In reviewing related person transactions, the Audit Committee takes into account all factors that it deems appropriate, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction in which the director or any of his immediate family members is the related person. The related person transactions discussed below were entered into before the adoption of this written policy.

Shareholders’ Agreement

In connection with our acquisition of Burger King Corporation (“BKC”), we entered into a shareholders’ agreement dated June 27, 2003 with BKC and the private equity funds affiliated with TPG Capital, Bain Capital Partners and the Goldman Sachs Funds (collectively, the “Sponsors”), which was amended and restated on May 17, 2006 (the “Shareholders’ Agreement”). The Shareholders’ Agreement provides for (i) the right of each Sponsor to appoint two members to our Board, (ii) the right of each Sponsor, with respect to each committee of the Board other than the Audit Committee, to have at least one Sponsor director on each committee, for Sponsor directors to constitute a majority of the membership of each committee and for the chairmen of the committees to be Sponsor directors, to the extent that such directors are permitted to serve on such committees under SEC and NYSE rules applicable to the Company, (iii) drag-along and tag-along rights and transfer restrictions, (iv) shelf, demand and piggyback registration rights and (v) the payment of expenses and the grant of certain indemnities relating to those registration rights. A Sponsor’s right to appoint directors will be reduced to one director if the stock ownership of the private equity funds controlled by that Sponsor drops to 10% or less of our outstanding common stock, and will be eliminated if the stock ownership of the private equity funds controlled by that Sponsor drops to 2% or less of our outstanding common stock. The right to appoint directors to board committees terminates if the private equity funds controlled by the Sponsors no longer collectively beneficially own 30% or more of our outstanding common stock. Three of our current directors, Messrs. Boyce, Mehra and Pagliuca, were appointed pursuant to the Shareholders’ Agreement.

The Shareholders’ Agreement also includes customary indemnification provisions against liabilities under the Securities Act incurred in connection with the registration of our debt or equity securities. We agreed to reimburse legal or other expenses incurred in connection with investigating or defending any such liability, action or proceeding, except that we will not be required to indemnify or reimburse related legal or other expenses if such loss or expense arises out of or is based on any untrue statement or omission made in reliance upon and in conformity with written information provided by these persons.

Expense Reimbursement to the Sponsors

We have reimbursed the Sponsors for certain travel-related expenses of their employees who are members of our Board in connection with meetings of the Board of Directors in amounts that are consistent with amounts reimbursed to the non-Sponsor directors.

DIRECTOR INDEPENDENCE

The NYSE listing standards require that a majority of the members of our Board of Directors be independent and that our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee be composed of only independent directors. As of November 19, 2008, each of those committees was and continues to be composed entirely of independent directors.

The Board of Directors is responsible for determining the independence of our directors. Under the NYSE listing standards, a director qualifies as independent if the Board of Directors affirmatively determines that the director has no material relationship with us. While the focus of the inquiry is independence from management, the Board is required to broadly consider all relevant facts and circumstances in making an independence determination. The NYSE listing standards permit the Board to adopt and disclose standards to assist the Board in making determinations of independence. Accordingly, the Board has adopted, as a part of our Corporate Governance Guidelines, director independence standards to assist it in making independence determinations. The Board also considers the recommendations of the Nominating and Corporate Governance Committee which reviews information disclosed by the directors on annual director and officer questionnaires prepared by us and completed by the directors.

On August 19, 2010, our Board conducted evaluations of Richard W. Boyce, David A. Brandon, Ronald M. Dykes, Peter R. Formanek, Manuel A. Garcia, Sanjeev K. Mehra, Stephen G. Pagliuca, Brian T. Swette and Kneeland C. Youngblood under the NYSE listing standards and the director independence standards set forth in our Corporate Governance Guidelines (collectively, the “Independence Standards”) and other applicable independence standards as described below. The Board affirmatively determined that each of Messrs. Boyce, Brandon, Dykes, Formanek, Garcia, Mehra, Pagliuca, Swette and Youngblood is independent. The Corporate Governance Guidelines are posted on our website at www.bk.com in the Company Info — Investor Relations section and are available in print to any shareholder who requests a copy by contacting our Investor Relations department at 305-378-7696 or by sending a written request to Burger King Holdings, Inc., Investor Relations, 5505 Blue Lagoon Drive, Miami, Florida 33126.

In conducting its evaluations of Messrs. Brandon, Dykes, Formanek, Swette and Youngblood, the Board determined that none of these directors has a direct or indirect material relationship with us and that each satisfies the Independence Standards. In connection with determining Mr. Garcia’s independence, the Board considered lease payments for a BurgerKing® restaurant in the amount of $110,661.72 paid by our subsidiary Burger King Corporation to Mr. Garcia’s sister. Our Board determined that the receipt of the lease payments by Mr. Garcia’s sister does not constitute a direct or indirect material relationship with us and that Mr. Garcia satisfies the Independence Standards discussed above.

In conducting its evaluations of Messrs. Boyce, Mehra and Pagliuca, the Board determined that none of these directors has a direct or indirect material relationship with us and that each satisfies the Independence Standards. In making its determinations the Board considered Messrs. Boyce, Mehra and Pagliuca’s positions with TPG Capital, Goldman Sachs & Co, and Bain Capital Partners, respectively; the Shareholders’ Agreement with the Sponsors and other related person transactions involving Goldman, Sachs & Co. and the Sponsors previously disclosed in our SEC filings. As a result of this evaluation and the recommendation of the Nominating and Corporate Governance Committee, the Board affirmatively determined that Messrs. Boyce, Mehra and Pagliuca do not have any direct or indirect material relationship with us and satisfy the Independence Standards.

Since Messrs. Dykes, Formanek and Garcia serve on our Audit Committee, the Board also considered whether they satisfied the independence standards mandated by Section 301 of the Sarbanes-Oxley Act and those set forth in Rule 10A-3 of the Exchange Act, which we refer to as the Audit Committee Independence Standards. Our Board also considered the recommendation of the Nominating and Corporate Governance Committee. As a result of this evaluation and the recommendation of the Nominating and Corporate Governance Committee, our Board affirmatively determined that Messrs. Dykes, Formanek and Garcia are independent under the Audit Committee Independence Standards.

Item 14. Principal Accounting Fees and Services

AUDIT FEES AND SERVICES

The following table sets forth fees for professional services rendered by KPMG for the annual audit of our financial statements for the years ended June 30, 2010 and 2009 and fees billed for other services rendered by KPMG for such years. There were no fees billed by KPMG for the years ended June 30, 2010 and 2009 that would fall under the categories of “Tax Fees” or “All Other Fees”.

	Fiscal Year
Fee Category	2010	2009
	(In thousands)	(In thousands)

Audit Fees(1)	$3,267	$3,643
Audit-Related Fees(2)	129	151
Total Fees	3,396	3,794

(1)	Annual audit fees primarily consist of fees for the audits of the consolidated financial statements and the review of the interim condensed quarterly consolidated financial statements. This category also includes fees for statutory audits required by the tax authorities of various countries and accounting consultations and research work necessary to comply with Public Company Accounting Oversight Board standards. In fiscal 2010 and 2009, audit fees also included amounts related to the audit of the effectiveness of internal controls over financial reporting and attestation services.

(2)	Audit-Related Fees primarily consist of the fees for financial statement audits of our marketing fund and gift card subsidiary.

Pre-approval Policy

Pursuant to its written charter, the Audit Committee pre-approves all audit services and permitted non-audit services to be performed by our independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy under which the Audit Committee has delegated to its chairman the authority to approve services valued at up to $50,000 per engagement. All such decisions to pre-approve audit and permitted non-audit services are presented to the full Audit Committee at the next scheduled meeting.

All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm in fiscal 2010 were approved by the full Audit Committee or approved by the chairman of the Audit Committee consistent with the policy described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-K for the fiscal year ended June 30, 2010)

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-K for the fiscal year ended June 30, 2010)

*	Filed herewith

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.
By:	/s/ John W. Chidsey
	Name:	John W. Chidsey
	Title:	Chairman and Chief Executive Officer
	Date:	September 17, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John W. Chidsey John W. Chidsey	Chairman and Chief Executive Officer (principal executive officer)	September 17, 2010

/s/ Ben K. Wells Ben K. Wells	Chief Financial Officer (principal financial and accounting officer)	September 17, 2010

/s/ Richard W. Boyce Richard W. Boyce	Director	September 17, 2010

David A. Brandon	Director

/s/ Ronald M. Dykes Ronald M. Dykes	Director	September 17, 2010

Peter R. Formanek	Director

/s/ Manuel A. Garcia Manuel A. Garcia	Director	September 17, 2010

Sanjeev K. Mehra	Director

/s/ Stephen G. Pagliuca Stephen G. Pagliuca	Director	September 17, 2010

/s/ Brian T. Swette Brian T. Swette	Director	September 17, 2010

/s/ Kneeland C. Youngblood Kneeland C. Youngblood	Director	September 17, 2010