Form 10-Q
period 2010-09-30
Burger King Holdings Inc
filed 2010-11-09
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 20, 2010, there were 100,000 shares of the registrant’s Common Stock outstanding, all of which were owned by Burger King Worldwide Holdings, Inc., the registrant’s parent holding company. The registrant’s Common Stock is not publicly traded.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Page
PART I — Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010 (unaudited)	3
Condensed Consolidated Statements of Income for the three months ended September 30, 2010 and 2009 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
PART II — Other Information
Item 1. Legal Proceedings	43
Item 1A. Risk Factors	44
Item 5. Other Information	45
Item 6. Exhibits	46
Signatures	47
Index to Exhibits	48
EX-10.73
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	June 30,
	2010	2010
	(In millions, except share data)
Assets
Current assets:
Cash and cash equivalents	$247.9	$187.6
Trade and notes receivable, net	142.0	142.9
Prepaids and other current assets	60.7	88.4
Deferred income taxes, net	43.1	15.1

Total current assets	493.7	434.0

Property and equipment, net of accumulated depreciation of $663.0 million and $666.9 million, respectively	995.7	1,014.1
Intangible assets, net	1,048.0	1,025.4
Goodwill	31.3	31.0
Net investment in property leased to franchisees	140.6	138.5
Other assets, net	116.1	104.2

Total assets	$2,825.4	$2,747.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$94.7	$106.9
Accrued advertising	79.6	71.9
Other accrued liabilities	230.4	200.9
Current portion of long term debt and capital leases	71.6	93.3

Total current liabilities	476.3	473.0

Term debt, net of current portion	667.4	667.7
Capital leases, net of current portion	64.4	65.3
Other liabilities, net	325.1	344.6
Deferred income taxes, net	94.0	68.2

Total liabilities	1,627.2	1,618.8

Commitments and Contingencies (See Note 14)
Subsequent events (See Note 17)

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 136,505,958 and 135,814,644 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	1.4	1.4
Additional paid-in capital	654.8	647.2
Retained earnings	663.2	608.0
Accumulated other comprehensive loss	(57.9)	(66.9)
Treasury stock, at cost; 3,093,631 and 2,972,738 shares, at September 30, 2010 and June 30, 2010, respectively	(63.3)	(61.3)

Total stockholders’ equity	1,198.2	1,128.4

Total liabilities and stockholders’ equity	$2,825.4	$2,747.2

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$429.8	$469.1
Franchise revenues	141.6	138.7
Property revenues	28.6	29.1

Total revenues	600.0	636.9

Company restaurant expenses:
Food, paper and product costs	135.8	148.8
Payroll and employee benefits	128.9	144.8
Occupancy and other operating costs	106.6	114.7

Total company restaurant expenses	371.3	408.3

Selling, general and administrative expenses	127.8	129.9
Property expenses	15.5	14.7
Other operating (income) expense, net	(5.4)	1.0

Total operating costs and expenses	509.2	553.9

Income from operations	90.8	83.0

Interest expense	12.5	12.8
Interest income	(0.2)	(0.3)

Total interest expense, net	12.3	12.5

Income before income taxes	78.5	70.5
Income tax expense	15.1	23.9

Net income	$63.4	$46.6

Earnings per share:
Basic	$0.47	$0.35
Diluted	$0.46	$0.34

Weighted average shares outstanding:

Basic	136.1	135.0
Diluted	137.9	136.8

Dividends per common share	$0.06	$0.06
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In millions)
Cash flows from operating activities:
Net income	$63.4	$46.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.6	25.1
Gain on hedging activities	(0.4)	(0.3)
Gain on remeasurement of foreign denominated transactions	(33.0)	(12.3)
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(5.0)	(0.3)
Impairment on non-restaurant properties	(0.1)	—
Bad debt expense, net of recoveries	1.6	0.6
Share-based compensation	5.0	4.6
Deferred income taxes	(12.5)	3.4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	7.9	2.6
Prepaids and other current assets	28.3	5.9
Accounts and drafts payable	(13.0)	(44.1)
Accrued advertising	5.2	22.2
Other accrued liabilities	15.8	(9.6)
Other long-term assets and liabilities	(6.7)	3.6

Net cash provided by operating activities	82.1	48.0

Cash flows from investing activities:
Payments for property and equipment	(14.0)	(31.2)
Proceeds from refranchisings, disposition of assets and restaurant closures	9.5	—
Payments for acquired franchisee operations, net of cash acquired	—	(0.8)
Return of investment on direct financing leases	2.2	1.9
Other investing activities	1.1	1.3

Net cash used for investing activities	(1.2)	(28.8)

Cash flows from financing activities:
Repayments of term debt and capital leases	(23.2)	(16.8)
Borrowings under revolving credit facility	—	24.7
Repayments of revolving credit facility	—	(9.9)
Dividends paid on common stock	(8.2)	(8.5)
Proceeds from stock option exercises	3.2	0.2
Excess tax benefits from share-based compensation	1.1	0.7
Repurchases of common stock	(2.3)	(2.3)

Net cash used for financing activities	(29.4)	(11.9)

Effect of exchange rates on cash and cash equivalents	8.8	3.5
Increase in cash and cash equivalents	60.3	10.8
Cash and cash equivalents at beginning of period	187.6	121.7

Cash and cash equivalents at end of period	$247.9	$132.5

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$12.1	$12.6
Income taxes paid	$24.3	$6.8
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$—	$1.4
Net investment in direct financing leases	$4.6	$1.4
See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Organization
     Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King® brand (the “Brand”).
     The Company generates revenues from three sources: (i) retail sales at Company restaurants; (ii) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees; and (iii) property income from restaurants that the Company leases or subleases to franchisees.
     Restaurant sales are affected by the timing and effectiveness of the Company’s advertising, new products and promotional programs. The Company’s results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings, the acquisition of franchise restaurants and the disposition of Company restaurants, as well as variability of the weather. Restaurant sales are typically higher in the spring and summer months (our fourth and first fiscal quarters) when the weather is warmer than in the fall and winter months (our second and third fiscal quarters). Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margin are typically lowest during our third fiscal quarter, which occurs during the winter months and includes February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of religious holidays may also impact restaurant sales.
Recent Developments
     On October 19, 2010, BKH completed a merger with Blue Acquisition Sub, Inc., a Delaware corporation (“Merger Sub”), and a wholly owned subsidiary of Burger King Worldwide Holdings, Inc., formerly known as Blue Acquisition Holding Corporation, a Delaware corporation (“Parent”) (the “Merger”), pursuant to the Agreement and Plan of Merger dated as of September 2, 2010 (the “Merger Agreement”). Parent is wholly-owned by 3G Special Situations Fund II, L.P. (“3G”), which is an affiliate of 3G Capital Partners Ltd., an investment firm based in New York City (“3G Capital” or the “Sponsor”). As a result of the Merger, Merger Sub merged into the Company, with the Company as the surviving corporation, the Company became a wholly-owned subsidiary of Parent, and the common stock of BKH ceased to be traded on the New York Stock Exchange after close of market on October 19, 2010. See Note 17.
Note 2. Basis of Presentation and Consolidation
     The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on August 26, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
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

Concentrations of Risk
     The Company’s operations include Company and franchise restaurants located in 76 countries and U.S. territories. Of the 12,206 restaurants in operation as of September 30, 2010, 1,348 were Company restaurants and 10,858 were franchise restaurants.
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
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management adjusts such estimates and assumptions when facts and circumstances dictate. Such estimates and assumptions may be affected by volatile credit, equity, foreign currency, and energy markets, and declines in consumer spending. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Recently Adopted Accounting Standards
     On July 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (now included in FASB Accounting Standards Codification (“ASC”) Subtopic 860-20). This standard amends ASC Topic 860 by removing the concept of a qualifying special-purpose entity (“QSPE”) and eliminates the exception from applying FASB ASC 810-10, “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. Furthermore, it establishes specific conditions to account for a transfer of financial assets as a sale, changes the requirements for derecognizing financial assets and requires additional disclosure. The effect of adopting ASC topic 860-20 was not significant.
     On July 1, 2010, the Company adopted FASB SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (now included in FASB ASC Topic 810). ASC Topic 810 is a revision to pre-existing guidance that requires an enterprise to perform an analysis to identify the primary beneficiary of a variable interest entity (“VIE”), a qualitatively on-going re-assessment of whether the enterprise is the primary beneficiary of the VIE and additional disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. In addition, this statement revises the methods utilized for determining whether an entity is a VIE and the events that trigger a reassessment of whether an entity is a VIE. The effect of adopting ASC Topic 810 was not significant.
Note 3. Share-based Compensation
     On August 25, 2010, the Company granted non-qualified stock options, performance-based restricted shares and units (“PBRS”) and restricted stock and restricted stock units (“restricted stock”) covering approximately 1.7 million shares, 0.5 million shares and 0.2 million shares of BKH common stock, respectively (the “Fiscal 2011 Annual Grant”). The fair value of the stock options granted was $6.02 per share and was estimated using the Black-Scholes option pricing model with the following weighted-average input assumptions: closing stock price of $17.51 on grant date; exercise price of $17.51; risk-free interest rate of 1.83%; expected term of 6.25 years; expected volatility of 38.34%; and expected dividend yield of 1.43%. The amount of the PBRS granted to each eligible employee was based on the Company achieving 100% of a performance target set for fiscal year 2011.

     The Company recorded $5.0 million and $4.6 million of share-based compensation expense for the three months ended September 30, 2010 and 2009, respectively, in selling, general and administrative expenses. Excess tax benefits from stock options exercised of $1.1 million and $0.7 million in the three months ended September 30, 2010 and 2009, respectively, were reported as financing cash flows in the accompanying condensed consolidated statements of cash flows. For the three months ended September 30, 2010, the $1.1 million benefit was offset by $1.5 million of shortfalls recorded as operating cash flows in the accompanying condensed consolidated statements of cash flows.
     In connection with the Merger, all outstanding stock options, PBRS and restricted stock, including the Fiscal 2011 Annual Grant, were settled on the Merger date. See Note 17.
Note 4. Acquisitions, Closures and Dispositions
Acquisitions
     Acquisitions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended
	September 30,
	2010	2009
Number of restaurants acquired	1	3
Prepaids and other current assets	$—	$—
Property and equipment, net	—	—
Goodwill and other intangible assets	—	0.8
Other assets, net	—	—
Assumed liabilities	—	—

Total purchase price	$—	$0.8

Closures and Dispositions
     Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and sales of Company restaurants to franchisees, referred to as “refranchisings,” and are recorded in other operating (income) expenses, net in the accompanying condensed consolidated statements of income (See Note 14). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.
     Closures and dispositions are summarized as follows (in millions, except for number of restaurants):

	Three Months Ended
	September 30,
	2010	2009
Number of restaurant closures	7	4
Number of refranchisings	35	—
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(4.1)	$0.2

Note 5. Prepaids and Other Current Assets, net
     Included in prepaids and other current assets, net, as of September 30, 2010 and June 30, 2010, were inventories totaling $15.1 million and $15.4 million, respectively, prepaid expenses of $34.5 million and $33.1 million, respectively, foreign currency forward contracts of $0.6 million and $25.9 million, respectively, and refundable income taxes of $10.4 million and $14.0 million, respectively.
Note 6. Earnings Per Share
     Basic and diluted earnings per share are calculated as follows (in millions, except for per share information):

	Three Months Ended
	September 30,
	2010	2009
Numerator:

Numerator for basic and diluted earnings per share:
Net income	$63.4	$46.6

Denominator:
Weighted average shares — basic	136.1	135.0
Effect of dilutive securities	1.8	1.8

Weighted average shares — diluted	137.9	136.8

Basic earnings per share	$0.47	$0.35
Diluted earnings per share	$0.46	$0.34
Antidilutive shares (1)	4.3	4.1

(1)	These shares were not included in the computation of weighted average shares-diluted because they would have been anti-dilutive for the periods presented.
Note 7. Comprehensive Income
     The components of total comprehensive income are as follows (in millions):

	Three Months Ended
	September 30,
	2010	2009
Net income	$63.4	$46.6

Translation adjustment	(8.6)	5.0

Cash flow hedges:
Net change in fair value of derivatives (1)	(1.1)	(1.5)
Pension and post-retirement benefit plans (2)	0.7	(0.8)

Total other comprehensive income (loss)	(9.0)	2.7

Total comprehensive income	$54.4	$49.3

(1)	Amounts are presented net of tax of $0.7 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively.

(2)	Amounts are presented net of tax of $0.4 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively.

Note 8. Other Accrued Liabilities and Other Liabilities
     Included in other accrued liabilities (current), as of September 30, 2010 and June 30, 2010, were accrued payroll and employee-related benefits costs totaling $47.2 million and $58.5 million, respectively, foreign currency forward contracts of $20.9 million and $2.6 million, respectively, and interest rate swap liabilities of $13.6 million and zero, respectively. The decrease in accrued payroll and employee-related benefits costs was primarily due to the payment of the Company’s annual incentive bonus to employees during the three months ended September 30, 2010.
     Included in other liabilities (non-current), as of September 30, 2010 and June 30, 2010, were accrued pension liabilities of $82.0 million and $79.4 million, respectively; interest rate swap liabilities of $10.1 million and $26.1 million, respectively; casualty insurance reserves of $22.5 million and $25.5 million, respectively; retiree health benefits of $25.4 million and $25.0 million, respectively; and unfavorable leases of $123.5 million and $127.3 million, respectively.
Note 9. Long-Term Debt
     As of September 30, 2010 and June 30, 2010, the Company had $733.2 million and $755.4 million of long-term debt outstanding, respectively, including the current portion, consisting of $65.8 million and $87.7 million, respectively. During the three months ended September 30, 2010, the Company repaid $21.9 million of principal on its Term Loan A. The weighted average interest rate for the three months ended September 30, 2010 and 2009 was 4.8% and 4.7%, respectively, which included the impact of interest rate swaps on 76% and 73% of our term debt, respectively. See Note 11.
     As further discussed in Note 17, on October 19, 2010, the Company refinanced its existing term loans and revolving credit facility and issued new senior notes in connection with the Merger.
Note 10. Fair Value Measurements
     Fair Value Measurements
     The following table presents (in millions) financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments, and other investments, which consists of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan, as well as their location on the Company’s condensed consolidated balance sheets as of September 30, 2010 and June 30, 2010:

	As of September 30, 2010				Fair Value Measurements at September 30, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaid				Active Markets for	Other	Significant
	and Other				Identical	Observable	Unobservable
	Current	Other Assets,	Other Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	net	Liabilities	liabilities, net	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps (liability)	$—	$—	$(13.6)	$(10.1)	$—	$(23.7)	$—
Foreign currency forward contracts (liability)	—	—	(0.1)	—	—	(0.1)	—

Total	$—	$—	$(13.7)	$(10.1)	$—	$(23.8)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$0.6	$—	$—	$—	$—	$0.6	$—
Foreign currency forward contracts (liability)	—	—	(20.8)	—	—	(20.8)	—

Total	$0.6	$—	$(20.8)	$—	$—	$(20.2)	$—

Other investments:
Investments held in a rabbi trust	$—	$19.2	$—	$—	$19.2	$—	$—

Total	$—	$19.2	$—	$—	$19.2	$—	$—

	As of June 30, 2010				Fair Value Measurements at June 30, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices in	Significant
	Prepaids				Active Markets for	Other	Significant
	and Other				Identical	Observable	Unobservable
	Current	Other Assets,	Other Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	net	Liabilities	liabilities, net	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps (liability)	$—	$—	$—	$(26.1)	$—	$(26.1)	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—

Total	$0.1	$—	$—	$(26.1)	$—	$(26.0)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$25.8	$—	$—	$—	$—	$25.8	$—
Foreign currency forward contracts (liability)	—	—	(2.6)	—	—	(2.6)	—

Total	$25.8	$—	$(2.6)	$—	$—	$23.2	$—

Other investments:
Investments held in a rabbi trust	$—	$19.9	$—	$—	$19.9	$—	$—

Total	$—	$19.9	$—	$—	$19.9	$—	$—

     The Company’s derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

     At September 30, 2010, the fair value of the Company’s variable rate term debt was estimated at $732.6 million, compared to a carrying amount of $731.8 million. At June 30, 2010, the fair value of the Company’s variable rate term debt was estimated at $744.4 million, compared to a carrying amount of $753.7 million. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.
     Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. For the Company, these items primarily include long-lived assets, the Brand, goodwill and other intangible assets.
Note 11. Derivative Instruments
     Disclosures about Derivative Instruments and Hedging Activities
     The Company enters into derivative instruments for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. The Company uses derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.
     Interest Rate Swaps
     The Company enters into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Company’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B-1 debt (the “Term Debt”). Interest payments on the Term Debt are made quarterly and the variable rate on the Term Debt is reset at the end of each fiscal quarter. The interest rate swap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. These changes in fair value are subsequently reclassified into earnings as a component of interest expense each quarter as interest payments are made on the Term Debt. At September 30, 2010, interest rate swap contracts with a notional amount of $575.0 million were outstanding. On October 19, 2010, the Company notified the counterparties to its interest rate swap contracts that a termination event had occurred, giving these counterparties the right to terminate the interest rate swap contracts. See Note 17.
     In September 2006, the Company settled interest rate swaps designated as cash flow hedges, which had a fair value of $11.5 million, and terminated the hedge relationship. The fair value of the settled swaps is recorded in AOCI and is being recognized as a reduction to interest expense each quarter over the remaining term of the Term Debt. During the three months ended September 30, 2010, the Company recognized the remaining $0.4 million as a reduction to interest expense.
     Foreign Currency Forward Contracts
     The Company enters into foreign currency forward contracts, which typically have maturities between one and fifteen months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s condensed consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. The Company also enters into foreign currency forward contracts in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. Foreign currency forward contracts with a notional amount of $394.9 million and $391.2 million were outstanding at September 30, 2010 and June 30, 2010, respectively. On October 19, 2010, the Company notified certain counterparties to its foreign currency forward contracts that a termination event had occurred, giving these counterparties the right to terminate the forward contracts.
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
     Credit-Risk Related Contingent Features
     The Company’s derivative instruments do not contain any credit-risk related contingent features.
     The following table presents the required quantitative disclosures for the Company’s derivative instruments (in millions):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
	Interest Rate	Foreign Currency		Interest Rate	Foreign Currency
	Swaps	Forward Contracts	Total	Swaps	Forward Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(2.9)	$(0.2)	$(3.1)	$(6.9)	$(0.5)	$(7.4)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(5.0)	$—	$(5.0)	$(5.1)	$—	$(5.1)
Gain (loss) reclassified from AOCI into royalty income	$—	$—	$—	$—	$(0.1)	$(0.1)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$(34.5)	$(34.5)	$—	$(12.8)	$(12.8)

(1)	Includes $0.4 million of gain for each of the three months ended September 30, 2010 and 2009, respectively, related to the terminated hedges.
Note 12. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended
	September 30,
	2010	2009
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8	2.8
Costs and taxes related to foreign operations	(3.5)	0.7
Foreign tax differential	(6.3)	(6.2)
Foreign exchange differential on tax benefits	(0.5)	0.5
Change in valuation allowance	(5.7)	1.3
Change in accrual for tax uncertainties	(2.8)	—
Other	0.2	(0.2)

Effective income tax rate	19.2%	33.9%

     The Company had $12.2 million and $14.2 million of unrecognized tax benefits at September 30, 2010 and June 30, 2010, respectively, which if recognized, would affect the effective income tax rate.
     In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will not significantly change.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at September 30, 2010 and June 30, 2010 was $3.1 million and $2.9 million, respectively. Potential interest and penalties associated with uncertain tax positions recognized during the three months ended September 30, 2010 and 2009 were not significant. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally, the Company is subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions should be individually material. During the three months ended September 30, 2010, the Company concluded the U.S. federal income tax audit for the years ended June 30, 2008 and June 30, 2007. The Company also has various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.
Note 13. Retirement Plan and Other Postretirement Benefits
     The Company’s liability under its Executive Retirement Plan (the “ERP liability”) was $23.2 million and $22.6 million at September 30, 2010 and June 30, 2010, respectively. The value of investments held in a rabbi trust (the “rabbi trust”) established to fund a portion of the ERP liability was $19.2 million and $19.9 million at September 30, 2010 and June 30, 2010, respectively. During the three months ended September 30, 2010, we paid $0.6 million in benefits from assets held in the rabbi trust.
     The following table presents net (gains) and losses related to the investments held in the rabbi trust, and the offsetting increase (decrease) in deferred compensation expense related to the funded portion of the ERP liability as a component of selling, general and administrative expenses (in millions):

	Three Months Ended
	September 30,
	2010	2009
Net losses (gains) on investments held in the rabbi trust	$0.1	$(2.6)
(Decrease) increase in deferred compensation — funded portion	(0.1)	2.6

Net impact	$—	$—

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
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) and post retirement plans (other benefits) is presented below (in millions):

	Retirement Benefits
	Three Months Ended
	September 30,
	2010	2009
Service cost-benefits earned during the period	$0.8	$0.6
Interest costs on projected benefit obligations	3.0	2.8
Expected return on plan assets	(2.7)	(2.6)
Amortization of prior service cost	0.1	—
Recognized net actuarial loss	0.6	—

Net periodic benefit cost	$1.8	$0.8

     Other benefits costs were less than $1.0 million for each of the three months ended September 30, 2010 and 2009, respectively.
Note 14. Other Operating (Income) Expense, Net

	Three Months Ended
	September 30,
	2010	2009
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(4.1)	$0.2
Litigation settlements and reserves, net	1.2	—
Foreign exchange net (gains) losses	(1.5)	1.0
Other, net	(1.0)	(0.2)

Other operating (income) expense, net	$(5.4)	$1.0

     The $4.1 million of net (gains) losses on disposal of assets primarily relates to the refranchising of all the Company restaurants located in the Netherlands, which occurred effective September 1, 2010.
     The $1.0 million of other, net within other operating (income) expense, net for the three months ended September 30, 2010 includes $0.7 million of income recorded in connection with the expiration of gift cards in the U.S. and a $0.4 million of recoveries related to franchise distress costs.
Note 15. Commitments and Contingencies
     Guarantees
     The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $73.2 million as of September 30, 2010, expiring over an average period of seven years.
     Other commitments arising from normal business operations were $8.4 million as of September 30, 2010, of which $8.1 million was guaranteed under bank guarantee arrangements. These guarantees are primarily related to restaurant and office leases and future advertising spending.
     Letters of Credit
     As of September 30, 2010, the Company had $32.6 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s senior secured credit facility. As of September 30, 2010, no amounts had been drawn on any of these irrevocable standby letters of credit. See Note 17.
     As of September 30, 2010, the Company had posted bonds totaling $3.5 million, which related to certain utility deposits and capital projects.

     Vendor Relationships
     In fiscal 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of September 30, 2010, the Company estimates that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of September 30, 2010 and June 30, 2010, the deferred amounts totaled $14.7 million and $14.9 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying condensed consolidated statements of income.
     As of September 30, 2010, the Company had $6.9 million in aggregate contractual obligations for the year ending June 30, 2011 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to five years with a termination fee ranging from $0.5 million to $1.9 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $11.6 million extending up to four years with no early termination fee.
     The Company also enters into commitments to purchase advertising. As of September 30, 2010, commitments to purchase advertising totaled $159.0 million. These commitments run through December 2012.
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
     The National Franchisee Association, Inc. and several individual franchisees filed class action lawsuits on November 10, 2009, and June 15, 2010, respectively, claiming to represent Burger King franchisees. The lawsuits seek a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK® Value Menu sold by the franchisees, specifically the 1/4 lb. Double Cheeseburger and the Buck Double. The lawsuit filed by the individual franchisees also seeks monetary damages for financial loss incurred by franchisees who were required to sell those products for no more than $1.00. In June 2010, the court entered an order in the NFA case granting in part BKC’s motion to dismiss. The court held that BKC had the authority under its franchise agreements to set maximum prices but that, for purposes of a motion to dismiss, the NFA had asserted a “plausible” claim that BKC’s decision may not have been made in good faith. Both cases have been consolidated into a single consolidated class action complaint which BKC moved to dismiss on September 22, 2010. While the Company believes its decision to put the 1/4 lb. Double Cheeseburger and the Buck Double on the BK® Value Menu was made in good faith, the Company is unable to predict the ultimate outcome of this case.
     On September 3, 2010, four purported class action complaints were filed in the Circuit Court for the County of Miami-Dade, Florida by purported stockholders of BKH, in connection with the Merger Agreement. Each of the complaints names as defendants

BKH, each member of BKH’s Board and 3G Capital. The suits allege that the directors breached their fiduciary duties to the stockholders of BKH in connection with the sale of BKH and that 3G Capital aided and abetted the purported breaches of fiduciary duties. The court consolidated the four Florida actions.
     On September 8, 2010, another putative stockholder class action suit was filed in the Court of Chancery of the State of Delaware against the directors, BKH, 3G Capital, 3G Special Situations Fund II, L.P., Parent and Merger Sub. The complaint generally alleges that the directors breached their fiduciary duty to maximize shareholder value by entering into the proposed transaction via an unfair process and at an unfair price, and that the Merger Agreement contains provisions that unreasonably dissuade potential suitors from making competing offers. The complaint also alleges that BKH and 3G Capital aided and abetted these alleged breaches of fiduciary duty. The complaint seeks class certification, certain forms of injunctive relief, including enjoining the Merger and rescinding the Merger Agreement, unspecified damages, and costs of the action as well as attorneys’ and experts’ fees. BKH filed an answer to the complaint on September 9, 2010, and 3G filed an answer to the complaint to on September 15, 2010, disputing the allegations contained therein. On September 27, 2010, a second complaint was filed in Delaware, with substantially the same allegations as in the first Delaware action, and on September 29, 2010, the court consolidated the two Delaware actions.
      The parties in both the Florida actions and the Delaware actions have reached an agreement in principle on a global settlement of the actions, which includes, among other things, the supplemental disclosures the Company made, at the Plaintiffs’ request, to its shareholders in an amendment to its Schedule 14D-9 Statement filed on October 4, 2010. The parties are continuing to negotiate with Plaintiffs’ counsel for a fee award for their efforts in obtaining the supplemental disclosures to shareholders. See Note 17.
     From time to time, the Company is involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
     Other
     The Company carries insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property and is self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.1 million to $2.5 million) and self-insurance, the Company retains a significant portion of the expected losses under these programs.
     Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of September 30, 2010 and June 30, 2010, the Company had $33.3 million and $37.1 million in accrued liabilities to cover such claims, respectively. During the three months ended September 30, 2010, the Company made a $1.5 million favorable adjustment to its self insurance reserve to adjust its IBNR confidence level and an additional adjustment of $3.3 million as a result of favorable developments in its claim trends.
Note 16. Segment Reporting
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

     The following tables present revenues and income from operations by geographic segment (in millions):

	Three Months Ended
	September 30,
	2010	2009
Revenues:
U.S. and Canada	$403.9	$432.1
EMEA/APAC	167.5	179.1
Latin America	28.6	25.7

Total revenues	$600.0	$636.9

     Other than the U.S., no other individual country represented 10% or more of the Company’s total revenues. Revenues in the U.S. totaled $365.6 million and $395.0 million for the three months ended September 30, 2010 and 2009, respectively.
     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of the Company’s geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

	Three Months Ended
	September 30,
	2010	2009
Income from Operations:
U.S. and Canada	$90.3	$90.9
EMEA/APAC	30.6	19.8
Latin America	9.2	7.9
Unallocated	(39.3)	(35.6)

Total income from operations	90.8	83.0
Interest expense, net	12.3	12.5

Income before income taxes	78.5	70.5
Income tax expense	15.1	23.9

Net income	$63.4	$46.6

Note 17. Subsequent Events
     On October 19, 2010 BKH completed the Merger, refinanced the Company’s term loans and revolving credit facility and issued senior notes in connection with the Merger. The Merger and these financing transactions are collectively referred to as the “Transactions”. In connection with the Transactions, the Company also delisted BKH’s common stock from the New York Stock Exchange and notified the counterparties to its interest rate swap and foreign currency forward contracts on the Merger date of a termination event under those contracts. As a result of the termination event, these counterparties have the right to terminate the interest rate swaps and foreign currency forward contracts.
     The aggregate consideration in the Merger for all equity securities of the Company was $3.34 billion, including $83.9 million to settle vested and unvested stock options and unvested restricted stock and PBRS and to pay accrued dividend equivalents of $0.8 million. The Company incurred fees and expenses of approximately $175.0 million in connection with the Transactions. Interest rate swaps that were not terminated by counterparties remain classified as a liability on the Company’s consolidated balance sheet. Future fluctuations in the fair value of remaining interest rate swaps will be included in the determination of net income.

     Concurrently with the consummation of the Merger, BKC, as borrower, entered into the Credit Agreement dated as of October 19, 2010 with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time (the “New Credit Agreement”). The New Credit Agreement provides for (i) two term loans in an aggregate principal amount of $1,510.0 million and €250.0 million under a new term loan facility (the “New Term Loan Facility”) and (ii) a new senior revolving credit facility for up to $150 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “New Revolving Credit Facility,” and together with the New Term Loan Facility, the “New Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the two term loans was drawn, no revolving loans were drawn and replacement letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the Company’s prior credit agreement, which was repaid as of the consummation of the Merger.
     The New Term Loan Facility has a six-year maturity. The New Revolving Credit Facility has a five-year maturity. The principal amount of the New Term Loan Facility amortizes in quarterly installments equal to 0.25% of the original principal amount of the New Term Loan Facility for the first five and three-quarter years, with the balance payable at maturity.
     On October 19, 2010, Merger Sub, as the initial issuer, and Wilmington Trust FSB, as trustee, executed an indenture pursuant to which the senior notes (the “Notes”) were issued (the “Indenture”). Upon the consummation of the Merger, Merger Sub, BKC, the Company, as a guarantor, and the other guarantors entered into a supplemental indenture (the “Supplemental Indenture”) pursuant to which BKC assumed the obligations of Merger Sub under the Indenture and the Notes and the Company and the other guarantors guaranteed the Notes on a senior basis. The Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year, commencing on April 15, 2011. The Notes mature on October 15, 2018.
     The Merger and refinancing of the Company’s existing indebtedness, including payment of all fees and expenses associated with the Transactions, were funded by (i) an equity contribution from 3G of $1.56 billion, (ii) proceeds from the New Term Loan Facility, (iii) proceeds from the issuance of the Notes and (iv) $90.8 of cash on hand.
     As part of the purchase price consideration for the Merger, all outstanding stock options were settled on the Merger date. To the extent that such stock options had an exercise price of less than $24.00 per share, the holders of such stock options received an amount in cash equal to $24.00 less the exercise price of the stock option. In addition, all outstanding PBRS and restricted stock were settled and all holders of such shares received $24.00 for each share held.
     As a result of the Transactions, the Company’s capital structure has changed materially and future presentations will distinguish between a “Predecessor” for periods prior to the Merger, and a “Successor” for periods subsequent to the Merger. The Merger will be accounted for as a business combination using the acquisition method of accounting and Successor financial statements will reflect a new basis of accounting that will be based on the fair value of assets acquired and liabilities assumed as of the Merger date. A determination of these fair values will reflect appraisals prepared by independent third parties and will be based on actual tangible and identifiable intangible assets and liabilities that existing as of the Merger date.
     See Note 15, Commitments and Contingencies, for a description of pending litigation related to the Transactions. Other than described above, the Transactions did not affect the Company’s long-term contractual commitments, such as those under the Coca-Cola and Dr. Pepper / Seven-Up, Inc. contracts and lease agreements.
      On November 5, 2010, the Company’s Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31. This change to a calendar year reporting cycle will result in a transition period through the end of calendar 2010 and the Company expects to file a report on Form 10-K covering the six-month transition period ending December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Annual Report on Form 10-K for the year ended June 30, 2010, and under Part II, Item 1A “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we,” “us,” “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, for any future period may decrease. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 90% of our system-wide restaurants are franchised.
Overview
     We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by the number of restaurants and system-wide sales. Our system of restaurants includes restaurants owned by us, as well as by our franchisees. We track our results of operations and manage our business by using three key business measures: comparable sales growth, average restaurant sales and sales growth. As of September 30, 2010, we owned or franchised a total of 12,206 restaurants in 76 countries and U.S. territories, of which 7,559 were located in the U.S. and Canada. At that date, of the total number of worldwide restaurants, 1,348 restaurants were Company restaurants and 10,858 were owned by our franchisees. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other reasonably-priced food items.
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

Recent Developments
     On October 19, 2010, BKH completed a merger with Blue Acquisition Sub, Inc., a Delaware corporation (“Merger Sub”), and a wholly owned subsidiary of Burger King Worldwide Holdings, Inc., formerly known as Blue Acquisition Holding Corporation, a Delaware corporation (“Parent”) (the “Merger”), pursuant to the Agreement and Plan of Merger dated as of September 2, 2010 (the “Merger Agreement”). Parent is wholly-owned by 3G Special Situations Fund II, L.P. (“3G”), which is an affiliate of 3G Capital Partners Ltd., an investment firm based in New York City (“3G Capital” or the “Sponsor”). As a result of the Merger, Merger Sub merged into the Company, with the Company as the surviving corporation, the Company became a wholly-owned subsidiary of Parent, and the common stock of BKH ceased to be traded on the New York Stock Exchange after close of market on October 19, 2010.
     As a result of the Merger, our common stock is no longer listed on the New York Stock Exchange, and we will continue our operations as a privately-held company. We financed the Merger and refinanced our existing indebtedness through the following transactions:
•	$1.56 billion of equity contributed by 3G;

•	proceeds from the New Term Loan Facility, which included $1.51 billion of term loans denominated in U.S. dollars and €250 million of term loans denominated in euros;

•	proceeds from the issuance of the Notes; and

•	$90.8 million of cash on hand.
     The Merger and these financing transactions are collectively referred to as the “Transactions”. No amounts were borrowed under the New Revolving Credit Facility in connection with the Transactions. However, approximately $38.0 million of letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the Company’s prior credit agreement, which was repaid as of the consummation of the Merger. We also retained approximately $70.9 million of capital leases and $1.7 million of other loans assumed or incurred in connection with restaurant acquisitions. See Note 17 to our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, for further information regarding the Transactions and the New Term Loan Facility and New Revolving Credit Facility, which we refer to collectively as the “New Credit Facilities”.
     On November 5, 2010, our Board of Directors approved a change in our fiscal year end from June 30 to December 31. This change to a calendar year reporting cycle will result in a transition period through the end of calendar 2010 and we expect to file a report on Form 10-K covering the six-month transition period ending December 31, 2010.
Effects of the Transactions on our financial statements
Acquisition accounting
     The accounting basis for our financial statements in the future will vary from the historical consolidated financial statements contained in this quarterly report. The Merger will be accounted for as a business combination using the acquisition method of accounting and, accordingly, will generally result in the recognition of assets acquired and liabilities assumed at fair value. However, as of the date of this quarterly report, we have not performed the valuation studies required to estimate the fair values of the assets acquired and the liabilities assumed necessary to reflect the allocation of purchase price to the fair value of such amounts.
     A final determination of these fair values will reflect appraisals prepared by independent third parties and will be based on the actual tangible and identifiable intangible assets and liabilities that existed as of the Merger date. In addition, we anticipate nonrecurring charges in the amount of approximately $75.0 million during the twelve months following the Merger date.
Business Highlights
     Our accomplishments and key activities since June 30, 2010 include:
•	positive net restaurant growth across all business segments of 32 units during the quarter;

•	worldwide system restaurant count of 12,206 at September 30, 2010;

•	execution of our refranchising strategy through the sale of restaurants in the Netherlands and Germany;

•	the launch of the new BK® Breakfast menu, featuring nine innovative new breakfast items; and

•	60 basis point improvement in worldwide Company restaurant margin to 13.6% in the first quarter of fiscal 2011 from 13.0% in the first quarter of fiscal 2010.
     We believe there are significant opportunities ahead for our Company and the entire Burger King® system. We will pursue these opportunities by:
•	expanding worldwide development;

•	continuing product and marketing innovation on both ends of our barbell menu strategy;

•	enhancing restaurant-level margins and profitability;

•	driving corporate-level G&A efficiencies;

•	selectively pursuing refranchising opportunities; and

•	focusing on cash flow generation and debt paydown.
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
     These key business measures have been presented for the three months ended September 30, 2010 and 2009. Comparable sales growth and sales growth are presented by reportable segment and are analyzed on a constant currency basis, which means they are calculated by translating current year results at prior year average exchange rates to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of currency movements.
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

	For the
	Three Months Ended
	September 30,
	2010	2009
	(In constant currencies)
Company Comparable Sales Growth:
U.S. and Canada	(4.1)%	(2.8)%
EMEA / APAC	(0.2)%	(1.0)%
Latin America	(3.5)%	(5.2)%
Total Company Comparable Sales Growth	(3.1)%	(2.4)%
Franchise Comparable Sales Growth:
U.S. and Canada	(4.2)%	(4.9)%
EMEA / APAC	1.6%	1.3%
Latin America	7.5%	(4.5)%
Total Franchise Comparable Sales Growth	(1.5)%	(2.9)%
Comparable Sales Growth:
U.S. and Canada	(4.2)%	(4.6)%
EMEA/APAC	1.4%	1.0%
Latin America	6.9%	(4.6)%
Total Worldwide Comparable Sales Growth	(1.7)%	(2.9)%
     We experienced negative worldwide comparable sales growth of 1.7% (in constant currencies) for the three months ended September 30, 2010. Worldwide comparable sales growth was primarily driven by negative comparable sales growth in the U.S. and Canada segment, primarily resulting from the adverse impact of continued macroeconomic weakness, including high levels of unemployment and underemployment. Negative comparable sales growth in the U.S. and Canada segment was partially offset by positive comparable sales growth in the EMEA/APAC and Latin America segments, primarily driven by positive comparable sales growth in Spain, Turkey, Australia, China and South America.
     Negative comparable sales growth in the U.S. and Canada of 4.2% (in constant currencies) for the three months ended September 30, 2010, continued to be adversely impacted by high levels of unemployment and underemployment and weak consumer confidence, partially offset by the introduction of higher-priced premium products and the successful launch of the new BK Breakfast menu. Comparable sales growth in the U.S. and Canada was also adversely affected by the timing of a significant promotional coupon mailing which occurred later in the three months ended September 30, 2010, compared to the same period in the prior year. During the three-month period, U.S. marketing efforts focused on the premium end of our barbell menu, with items such as the Steakhouse XT and the improved TenderGrill® on Ciabatta chicken sandwich. In September the focus shifted to the successful launch of our new BK Breakfast menu, featuring nine innovative new items. Marketing initiatives during the quarter included a multifaceted promotion with Tony Stewart as well as Superfamily promotions such as Cats and Dogs™ and Moxie Girlz™, which were also leveraged across many international markets.
     Positive comparable sales growth in EMEA/APAC of 1.4% (in constant currencies) for the three months ended September 30, 2010, was driven by the strength of Spain, Turkey, Italy, our Middle East markets and our major APAC markets, including Australia, Singapore, China and Korea. Comparable sales growth in EMEA/APAC for the three-month period was adversely impacted by negative comparable sales growth in Germany and the U.K., where the market was lapping over strong comparable sales growth in the prior fiscal year. During the three-month period, we focused in EMEA/APAC on promoting our barbell menu strategy with a combination of value and premium offerings, such as the value-oriented Angry Whopper® sandwich, £3.99 Whopper sandwich and the 69p Fusion value limited time offers, and higher margin premium products including the Steakhouse Caesar and Chicken TenderGrill sandwich.

     Positive comparable sales growth in Latin America of 6.9% (in constant currencies) for the three months ended September 30, 2010, was driven by the strength of Brazil, Argentina, Puerto Rico and Central America, partially offset by negative comparable sales growth in Mexico, our only Company restaurant market in Latin America. During the three-month period, we continued to leverage our barbell menu strategy with platforms such as Come Como Rey™ (Eat Like a King), BK™ Ofertas (King Deals) and Combo Plus (Stunner Deals) throughout many of our markets. In Mexico, our largest market in Latin America, we promoted limited time offers featuring our flagship product, the Whopper sandwich. In addition, our strong kids properties such as Cats & Dogs™, WWE™ and Moxie Girlz™ positively impacted comparable sales.
     Average Restaurant Sales
     Average restaurant sales, or ARS, is calculated as the total sales averaged over total store months for all restaurants open during a defined period. We believe that ARS is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced by comparable sales performance and the timing of restaurant openings and closures and includes the impact of movements in currency exchange rates. For the three months ended September 30, 2010, ARS was $314,000, including the unfavorable impact of currency exchange rates of $3,000, compared to $321,000 for the three months ended September 30, 2009. ARS decreased by 2.2%, primarily as a result of negative worldwide comparable sales growth and the unfavorable impact of currency exchange rates. Trailing twelve months ARS was $1,237,000 including the favorable impact of currency exchange rates of $23,000, compared to $1,237,000, for the periods ended September 30, 2010 and 2009, respectively.
     Sales Growth
     Sales growth refers to the change in sales at all Company and franchise restaurants from one period to another. We believe that sales growth is an important indicator of the overall direction and trends of sales and income from operations on a system-wide basis. Sales growth is influenced by the timing of restaurant openings and closures and comparable sales growth, as well as the effectiveness of our advertising and marketing initiatives and featured products and the macroeconomic and competitive factors that impact comparable sales growth.

	For the
	Three Months Ended
	September 30,
	2010	2009
	(In constant currencies)
Sales Growth:

U.S. and Canada	(3.7)%	(4.1)%
EMEA/APAC	12.9%	8.5%
Latin America	20.2%	(2.9)%
Total System-wide Sales Growth	3.2%	(0.1)%
     Worldwide sales growth for the three months ended September 30, 2010 was positive, primarily due to positive comparable sales growth in the EMEA/APAC and Latin America segments and increased restaurant count on a system-wide basis, partially offset by negative comparable sales growth in the U.S. and Canada segment.
     The U.S. and Canada experienced negative sales growth during the three months ended September 30, 2010, reflecting the impact of negative comparable sales growth, partially offset by a net increase of 13 restaurants during the trailing twelve months ended September 30, 2010. We had 7,559 restaurants in the U.S. and Canada as of September 30, 2010, compared to 7,546 restaurants as of September 30, 2009.

     EMEA/APAC experienced sales growth during the three months ended September 30, 2010, reflecting openings of new restaurants and positive comparable sales growth. We had 3,510 restaurants in EMEA/APAC as of September 30, 2010, compared to 3,353 restaurants as of September 30, 2009, reflecting a 5% increase in the number of restaurants.
     Latin America experienced positive sales growth for the three months ended September 30, 2010, reflecting openings of new restaurants and positive comparable sales growth. We had 1,137 restaurants in Latin America as of September 30, 2010, compared to 1,084 restaurants as of September 30, 2009, reflecting a 5% increase in the number of restaurants.
     Other Operating Data

	As of
	September 30,
	2010	2009
Restaurant Count Data:
Number of Company restaurants:
U.S. and Canada	986	1,046
EMEA/APAC(1)	265	296
Latin America(2)	97	93

Total Company restaurants	1,348	1,435
Number of franchise restaurants:
U.S. and Canada	6,573	6,500
EMEA/APAC(1)	3,245	3,057
Latin America(2)	1,040	991

Total franchise restaurants	10,858	10,548

Total system-wide restaurants	12,206	11,983

	For the Three Months Ended
	September 30,
	2010	2009
Other Operating Data:
Comparable sales growth	(1.7)%	(2.9)%
Sales growth	3.2%	(0.1)%
Average restaurant sales (in thousands)	$314.0	$321.0
Segment Data:
Company restaurant revenues (in millions):
U.S. and Canada	$302.2	$328.4
EMEA/APAC(1)	112.3	125.9
Latin America(2)	15.3	14.8

Total Company restaurant revenues	$429.8	$469.1

Company restaurant expenses as a percentage of revenue:
U.S. and Canada
Food, paper and products costs	32.2%	32.3%
Payroll and employee benefits	30.9%	30.8%
Occupancy and other operating costs	22.8%	23.0%

Total Company restaurant expenses	85.9%	86.1%

EMEA/APAC(1)
Food, paper and products costs	28.9%	29.2%
Payroll and employee benefits	30.0%	33.0%
Occupancy and other operating costs	29.5%	27.9%

Total Company restaurant expenses	88.4%	90.1%

Latin America(2)
Food, paper and products costs	39.2%	39.9%
Payroll and employee benefits	11.8%	13.5%
Occupancy and other operating costs	30.7%	28.4%

Total Company restaurant expenses	81.7%	81.8%

Worldwide
Food, paper and products costs	31.6%	31.7%
Payroll and employee benefits	30.0%	30.9%
Occupancy and other operating costs	24.8%	24.4%

Total Company restaurant expenses	86.4%	87.0%

Franchise revenues (in millions):
U.S. and Canada	$78.3	$80.7
EMEA/APAC(1)	50.0	47.1
Latin America(2)	13.3	10.9

Total franchise revenues(3)	$141.6	$138.7

Income from operations (in millions):
U.S. and Canada	$90.3	$93.5
EMEA/APAC(1)	30.6	19.8
Latin America(2)	9.2	7.9
Unallocated(4)	(39.3)	(38.2)

Total Income from operations	$90.8	$83.0

EBITDA (in millions)(5)	$116.4	$108.1

(1)	Refers to our operations in Europe, the Middle East, Africa, and Asia Pacific.

(2)	Refers to our operations in Mexico, Central and South America, the Caribbean and Puerto Rico.

(3)	Franchise revenues consist primarily of royalties paid by franchisees. Royalties earned are based on a percentage of franchise sales, which were $3,388.6 million for the three months ended September 30, 2010 (including the unfavorable impact from the movement of currency exchange rates of $28.5 million for the three month period), and $3,356.5 million for the three months ended September 30, 2009. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues.

(4)	Unallocated includes corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management which benefit all of the Company’s geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

(5)	EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. We also use EBITDA as a measure to calculate certain incentive based compensation and certain financial covenants related to our credit facility and as a factor in our tangible and intangible asset impairment test. Management believes EBITDA is a useful measure of operating performance.
     The following table is a reconciliation of our net income to EBITDA:

	For the Three Months Ended
	September 30,
	2010	2009
	(In millions)
Net income	$63.4	$46.6
Interest expense, net	12.3	12.5
Income tax expense	15.1	23.9
Depreciation and amortization	25.6	25.1

EBITDA	$116.4	$108.1

Results of Operations for the Three Months Ended September 30, 2010 and 2009
     The following table presents our results of operations for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
	2010	2009
			Increase/
	Amount	Amount	(Decrease)
	(In millions, except per share data)
Revenues:
Company restaurant revenues	$429.8	$469.1	(8)%
Franchise revenues	141.6	138.7	2%
Property revenues	28.6	29.1	(2)%

Total revenues	600.0	636.9	(6)%
Company restaurant expenses	371.3	408.3	(9)%
Selling, general and administrative expenses (1)	127.8	129.9	(2)%
Property expenses	15.5	14.7	5%
Other operating (income) expense, net (1)	(5.4)	1.0	NM

Total operating costs and expenses	509.2	553.9	(8)%

Income from operations	90.8	83.0	9%
Interest expense	12.5	12.8	(2)%
Interest income	(0.2)	(0.3)	(33)%

Interest expense, net	12.3	12.5	(2)%
Income before income taxes	78.5	70.5	11%
Income tax expense	15.1	23.9	(37)%

Net income	$63.4	$46.6	36%

Earnings per share — basic	$0.47	$0.35	35%
Earnings per share — diluted	$0.46	$0.34	35%

Weighted average shares — basic	136.1	135.0
Weighted average shares — diluted	137.9	136.8

(1)	Certain prior year amounts have been reclassified from other operating (income) expense, net to selling, general and administrative expenses.

NM-	Not meaningful.
     Revenues
     Company restaurant revenues
     Total Company restaurant revenues decreased by $39.3 million, or 8%, to $429.8 million for the three months ended September 30, 2010, compared to the same period in the prior year, primarily due to a net decrease of 87 Company restaurants during the trailing twelve-month period, including the net refranchising of 89 Company restaurants as part of our ongoing portfolio management initiative. Company restaurant revenues also decreased as a result of negative worldwide Company comparable sales growth of 3.1% (in constant currencies) and $6.0 million of unfavorable impact from the movement of currency exchange rates.

     In the U.S. and Canada, Company restaurant revenues decreased by $26.2 million, or 8%, to $302.2 million for the three months ended September 30, 2010, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 4.1% (in constant currencies) and a net decrease of 60 Company restaurants during the trailing twelve-month period, including the net refranchising of 53 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by $1.8 million of favorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues decreased by $13.6 million, or 11%, to $112.3 million for the three months ended September 30, 2010, compared to the same period in the prior year, primarily due to $8.3 million of unfavorable impact from the movement of currency exchange rates and a net decrease of 31 Company restaurants during the trailing twelve-month period ended September 30, 2010, including the net refranchising of 36 Company restaurants as part of our ongoing portfolio management initiative.
     In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $0.5 million, or 3%, to $15.3 million for the three months ended September 30, 2010, compared to the same period in the prior year. The increase was primarily the result of a net increase of four Company restaurants during the trailing twelve-month period ended September 30, 2010 and $0.5 million of favorable impact from the movement of currency exchange rates, partially offset by negative Company comparable sales growth of 3.5% (in constant currencies).
     Franchise revenues
     Total franchise revenues increased by $2.9 million, or 2%, to $141.6 million for the three months ended September 30, 2010, compared to the same period in the prior year, primarily due to a net increase of 310 franchise restaurants during the trailing twelve-month period and a higher effective royalty rate in the U.S. and EMEA. These factors were partially offset by negative worldwide franchise comparable sales growth of 1.5% (in constant currencies), primarily driven by negative franchise comparable sales growth in the U.S. and Canada segment, partially offset by positive franchise comparable sales growth in the EMEA/APAC and Latin America segments, and $1.9 million of unfavorable impact from the movement of currency exchange rates. Additionally, renewal franchise fees decreased by $0.6 million compared to the same period in the prior year, primarily due to fewer franchise agreement expirations in the U.S.
     In the U.S. and Canada, franchise revenues decreased by $2.4 million, or 3%, to $78.3 million for the three months ended September 30, 2010, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 4.2% (in constant currencies), driven by negative franchise comparable sales growth in the U.S., and $0.4 million of reductions in both renewal franchise fees (primarily due to fewer franchise agreement expirations in the U.S.) and initial franchise fees in the U.S. These factors were partially offset by a net increase of 73 franchise restaurants during the trailing twelve-month period and an increase in the effective royalty rate in the U.S. The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Franchise revenues in EMEA/APAC increased by $2.9 million, or 6%, to $50.0 million for the three months ended September 30, 2010, compared to the same period in the prior year. This increase was primarily due to a net increase of 188 franchise restaurants during the trailing twelve-month period ended September 30, 2010, including the net refranchising of 36 Company restaurants, a higher effective royalty rate in EMEA driven by the refranchisings in Germany, and positive franchise comparable sales growth of 1.6% (in constant currencies). Partially offsetting these factors was $2.3 million of unfavorable impact from the movement of currency exchange rates.
     Latin America franchise revenues increased by $2.4 million, or 22%, to $13.3 million for the three months ended September 30, 2010, compared to the same period in the prior year. The increase was primarily the result of a net increase of 49 franchise restaurants during the trailing twelve-month period ended September 30, 2010, positive franchise comparable sales growth of 7.5% (in constant currencies), an increase in franchise fees of $0.5 million and $0.3 million of favorable impact from the movement of currency exchange rates.

     Property Revenues
     Total property revenues decreased by $0.5 million, or 2%, to $28.6 million for the three months ended September 30, 2010, compared to the same period in the prior year. Total property revenues decreased due to the net effect of changes to our portfolio of properties leased to franchisees, decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S. and $0.3 million of unfavorable impact from the movement of currency exchange rates for the three-month period.
     In the U.S. and Canada, property revenues increased by $0.4 million, or 2%, to $23.4 million for the three months ended September 30, 2010, compared to the same period in the prior year. This increase was primarily due to an increase in the number of properties in our portfolio of properties leased to franchisees in the U.S., which includes the impact of refranchising Company restaurants and opening new restaurants leased or subleased to franchisees. These increases were partially offset by decreased revenues from percentage rent as a result of negative franchise comparable sales growth in the U.S.
     Property revenues in EMEA/APAC decreased by $0.9 million, or 15%, to $5.2 million for the three months ended September 30, 2010, compared to the same period in the prior year, due to a reduction in the number of properties in our portfolio of properties leased to franchisees and $0.4 million of unfavorable impact from the movement of currency exchange rates.
     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs decreased by $13.0 million, or 9%, to $135.8 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of $1.5 million of favorable impact from the movement of currency exchange rates, primarily in EMEA, and the net reduction of 87 Company restaurants, including the net refranchising of 89 Company restaurants. Food, paper and product costs also decreased due to lower commodity prices in EMEA/APAC and Latin America and the impact of negative worldwide Company comparable sales growth across all segments, which resulted in reduced purchasing levels. These factors were partially offset by higher commodity prices in the U.S.
     As a percentage of Company restaurant revenues, total food, paper and product costs remained relatively flat at 31.6% during the three months ended September 30, 2010, compared to the same period in the prior year. The benefits realized from strategic pricing initiatives across all segments and lower commodity prices in EMEA/APAC and Latin America were largely offset by higher commodity prices in the U.S. and Canada.
     In the U.S. and Canada, food, paper and product costs decreased by $8.8 million, or 8%, to $97.3 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of the impact of negative Company comparable sales growth in the U.S., which resulted in reduced purchasing levels, and the net reduction of 60 Company restaurants during the trailing twelve-month period ended September 30, 2010, including the net refranchising of 53 Company restaurants. These factors were partially offset by increased commodity prices in the U.S. and $0.6 million of unfavorable impact from the movement of currency exchange rates in Canada. Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues remained relatively flat at 32.2%, with the benefits realized from strategic pricing initiatives largely offset by higher commodity prices in the U.S.
     In EMEA/APAC, food, paper and product costs decreased by $4.3 million, or 12%, to $32.5 million for the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of $2.3 million of favorable impact from the movement of currency exchange rates, primarily in EMEA, and the net decrease of 31 Company restaurants during the trailing twelve-month period ended September 30, 2010, including the net refranchising of 36 Company restaurants. Food, paper and product costs also decreased as a result of lower commodity prices in Spain, savings from volume discounts in APAC and the impact of negative Company comparable sales growth, primarily in Germany and the U.K., which resulted in reduced purchasing levels. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.3% to 28.9%, primarily due to the benefits realized from strategic pricing initiatives in the U.K., lower commodity prices in Spain and savings from volume discounts in APAC resulting from an increase in the number of Company restaurants due to the acquisition of 35 restaurants in Singapore in March 2010.
     In Latin America, food, paper and product costs increased by $0.1 million, or 2%, to $6.0 million for the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of a net increase of four Company restaurants during the twelve months ended September 30, 2010, and $0.2 million of unfavorable impact from the movement of currency exchange rates. These increases were partially offset by the impact of negative Company comparable sales growth of 3.5% (in constant currencies) in Mexico, which resulted in reduced purchasing levels. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.7% to 39.2%, primarily due to the benefits realized from strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs decreased by $15.9 million, or 11%, to $128.9 million during the three months ended September 30, 2010, compared to the same period in the prior year. This decrease was primarily due to the net decrease of 87 Company restaurants during the trailing twelve-month period ended September 30, 2010, including the net refranchising of 89 Company restaurants, $2.2 million of favorable impact from the movement of currency exchange rates and improved labor efficiencies.
     As a percentage of Company restaurant revenues, total payroll and employee benefits costs decreased by 0.9% to 30.0%, with the benefits realized from strategic pricing initiatives and improvements in variable labor controls and scheduling in our U.S. restaurants, as well as the increase in the number of Company restaurants in APAC as a result of the acquisition of 35 restaurants in Singapore in March 2010, which reduced our payroll and employee benefits costs as a percentage of revenues in EMEA/APAC, partially offset by the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales growth across all segments.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $7.8 million, or 8%, to $93.4 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily due to improvements in variable labor controls and scheduling in our U.S. restaurants and the net reduction of 60 Company restaurants during the trailing twelve-month period ended September 30, 2010, including the net refranchising of 53 Company restaurants. These factors were partially offset by $0.6 million of unfavorable impact from the movement of currency exchange rates and a statutory increase in the hourly wage rate in Canada. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively flat at 30.9%, with the benefits realized from improvements in variable labor controls and scheduling in our U.S. restaurants largely offset by the adverse impact of sales deleverage on our fixed labor costs and an increase in the hourly wage rate in Canada.
     In EMEA/APAC, payroll and employee benefits costs decreased by $7.9 million, or 19%, to $33.7 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of $2.9 million of favorable impact from the movement of currency exchange rates and the net decrease of 31 Company restaurants during the trailing twelve-month period ended September 30, 2010, including the net refranchising of 36 Company restaurants. Payroll and employee benefits costs also decreased due to improved labor efficiencies in APAC and the U.K. As a percentage of Company restaurant revenues, payroll and employee benefit costs decreased by 3.0% to 30.0% primarily as a result of an increase in the number of restaurants in Singapore, where labor rates are generally lower than the rest of EMEA/APAC, as a result of the acquisition of 35 restaurants in Singapore in March 2010.
     In Latin America, payroll and employee benefits costs decreased by $0.2 million, or 10%, to $1.8 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of improved labor efficiencies, partially offset by the net increase of four Company restaurants during the trailing twelve-month period ended September 30, 2010. As a percentage of Company restaurant revenues, payroll and employee benefit costs decreased by 1.7% to 11.8% primarily as a result improved labor efficiencies.
     Occupancy and other operating costs
     Total occupancy and other operating costs decreased by $8.1 million, or 7%, to $106.6 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily due to $1.5 million of favorable impact from the movement of currency exchange rates and the net decrease of 87 Company restaurants during the trailing twelve-month period ended September 30, 2010, including the net refranchising of 89 Company restaurants. The decrease in occupancy and other operating costs was also due to a favorable adjustment to the self-insurance reserve in the U.S. and Canada, a decrease in repair and maintenance costs primarily in the U.S. and Canada, lower utility costs primarily in EMEA/APAC and a decrease in start up expenses due to fewer openings in the current period compared to same period in the prior year. These factors were partially offset by higher depreciation expense due to a higher depreciable asset base over the prior year related to new equipment installed in Company restaurants in the U.S. and Canada and the adverse impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales growth across all segments.

     As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 0.4% to 24.8% during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of higher depreciation expense and the adverse impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales growth across all segments, partially offset by a favorable adjustment to the self-insurance reserve in the U.S. and Canada.
     In the U.S. and Canada, occupancy and other operating costs decreased by $6.7 million, or 9%, to $68.8 million during the three months ended September 30, 2010, compared to the same period in the prior year. This decrease was primarily driven by the net reduction of 60 Company restaurants during the trailing twelve months ended September 30, 2010, including the net refranchising of 53 Company restaurants. Occupancy and other operating costs also decreased due to favorable adjustments to the self-insurance reserve and lower repair and maintenance costs in the U.S. We made a $1.4 million favorable adjustment to the self insurance reserve to adjust our incurred but not reported confidence level and an additional $2.9 million favorable adjustment to the self insurance reserve as a result of favorable developments in our claim trends. See Note 15 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item I “Financial Statements”. These factors were partially offset by $0.4 million of unfavorable impact from the movement of currency exchange rates in Canada and higher depreciation expense due to a higher depreciable asset base over the prior year related to new equipment installed in Company restaurants. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.2% to 22.8%, primarily due to favorable adjustments to the self-insurance reserve partially offset by higher depreciation expense due to a higher depreciable asset base over the prior year as described above and the adverse impact of sales deleverage on our fixed occupancy and other operating costs.
     In EMEA/APAC, occupancy and other operating costs decreased by $1.9 million, or 5%, to $33.1 million during the three months ended September 30, 2010, compared to the same period in the prior year. The decrease was primarily due to $2.0 million of favorable impact from the movement of currency exchange rates, primarily in EMEA, and a net decrease of 31 Company restaurants during the trailing twelve-month period, including the net refranchising of 36 Company restaurants. Occupancy and other operating costs also decreased due to a decrease in start up expenses due to fewer openings in the current period compared to same period in the prior year. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.7% to 29.5%, primarily due to an increase in the number of restaurants in Singapore, where rental rates are generally higher than the rest of EMEA/APAC, as a result of the acquisition of 35 restaurants in Singapore in March 2010.
     In Latin America, occupancy and other operating costs increased by $0.5 million, or 12%, to $4.7 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily attributable to $0.2 million of unfavorable impact from the movement of currency exchange rates, and the net increase of four Company restaurants during the trailing twelve-month period ended September 30, 2010. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 2.3% to 30.7%, primarily as a result of the negative impact of sales deleverage on our fixed occupancy and other operating costs.
     Selling, general and administrative expenses
     Selling expenses decreased by $2.7 million, or 11%, to $20.8 million for the three months ended September 30, 2010, compared to the same period in the prior year, primarily due to a $1.7 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower sales at our Company restaurants, a $0.5 million decrease in local marketing expenditures and $0.3 million of favorable impact from the movement of currency exchange rates for the three months ended September 30, 2010.
     General and administrative expenses increased by $0.6 million, or 1%, to $107.0 million for the three months ended September 30, 2010, driven by an increase in professional fees of $3.6 million primarily related to the Transactions, bad debt expense of $0.8 million and a reduction in the portion of selling, general and administrative expenses capitalized in connection with capital projects of $0.4 million in the current period compared to the same period in the prior year. These items were partially offset by savings from reductions in travel and meetings of $3.0 million, decreased severance and other employee benefits costs of $1.0 million and a decrease in office operating expenses of $0.9 million. The increase in general and administrative expenses also reflects $2.3 million of favorable impact from the movement of currency exchange rates for the three months ended September 30, 2010.

     Property Expenses
     Total property expenses increased by $0.8 million, or 5%, to $15.5 million for the three months ended September 30, 2010, compared to the same period in the prior year, primarily attributable to increased rent expense resulting from the net effect of changes to our property portfolio in the U.S. and an increase in bad debt expense of $0.4 million. These factors were partially offset by $0.3 million of favorable impact from the movement of currency exchange rates and decreased rent expense from a reduction in the number of properties leased to franchisees in EMEA.
     Other operating (income) expense, net

	Three Months Ended
	Years Ended September 30,
	2010	2009
Net (gains) losses on disposal of assets restaurant closures and refranchisings	$(4.1)	$0.2
Litigation settlements and reserves, net	1.2	0.0
Foreign exchange net (gains) losses	(1.5)	1.0
Other, net	(1.0)	(0.2)

Other operating (income) expense, net	$(5.4)	$1.0

     The $4.1 million of net (gains) losses on disposal of assets primarily relates to the refranchising of all the Company restaurants located in the Netherlands, which occurred effective September 1, 2010.
     The $1.0 million of other, net within other operating (income) expense, net for the three months ended September 30, 2010 includes $0.7 million of income recorded in connection with the expiration of gift cards in the U.S. and a $0.4 million of recoveries related to franchisee distress costs.
     Income from Operations

	Three Months Ended
	September 30,
	2010	2009
Income from Operations:
U.S. and Canada	$90.3	$90.9
EMEA/APAC	30.6	19.8
Latin America	9.2	7.9
Unallocated	(39.3)	(35.6)

Total income from operations	$90.8	$83.0

     Income from operations increased by $7.8 million, or 9%, to $90.8 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of a $6.4 million increase in other operating income, net, a $2.9 million increase in franchise revenues and a $2.1 million decrease in selling, general and administrative expenses. These factors were partially offset by a $2.3 million decrease in Company restaurant margin and $1.3 million decrease in net property revenue. (See Note 16 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the three months ended September 30, 2010, the unfavorable impact on revenues from the movement of currency exchange rates was partially offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net unfavorable impact on income from operations of $2.1 million.

     In the U.S. and Canada, income from operations decreased by $0.6 million, or 1%, to $90.3 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of a decrease in Company restaurant margin of $2.9 million, a decrease in franchise revenues of $2.4 million and a decrease in net property revenue of $0.9 million. These factors were partially offset by an increase in other operating income, net of $4.7 million and a $0.8 million decrease in selling, general and administrative expenses. The impact from the movement of currency exchange rates was not significant.
     In EMEA/APAC, income from operations increased by $10.8 million, or 55%, to $30.6 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of a $5.7 million decrease in selling, general and administrative expenses, a $2.9 million increase in franchise revenues, a $2.1 million increase in other operating income, net, and an increase in Company restaurant margin of $0.5 million, partially offset by a decrease in net property revenues of $0.3 million. The increase also reflects $2.8 million of unfavorable impact from the movement of currency exchange rates.
     In Latin America, income from operations increased by $1.3 million, or 16%, to $9.2 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of a $2.4 million increase in franchise revenues and an increase in Company restaurant margin of $0.1 million, partially offset by a $0.8 million increase in selling, general and administrative expenses and a $0.3 decrease in other operating expense, net. The impact from the movement of currency exchange rates was not significant.
     Our unallocated corporate expenses increased by $3.7 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of costs related to activities performed in conjunction with the Transactions of $4.2 million, an increase in professional fees of $2.5 million and an increase in unallocated incentive compensation of $1.3 million, partially offset by a decrease in salaries and benefits not allocated to our segments of $2.4 million and a decrease in POS system training costs of $1.7 million following the roll-out of our new POS system last year when we incurred significantly higher training costs.
     Interest Expense, net
     Interest expense, net decreased by $0.2 million during the three months ended September 30, 2010, compared to the same period in the prior year, reflecting a decrease in borrowings during the period. The weighted average interest rates for the three months ended September 30, 2010 and 2009 were 4.8% and 4.7% respectively, which included the impact of interest rate swaps on an average 76% and 73% of our term debt, respectively.
     Income Tax Expense
     Income tax expense was $15.1 million for the three months ended September 30, 2010, resulting in an effective tax rate of 19.2%, primarily as a result of the sale of the Netherlands entity, closure of audits and current mix of income from multiple tax jurisdictions. Income tax expense was $23.9 million for the three months ended September 30, 2009, resulting in an effective tax rate of 33.9%, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations.
     Net Income
     Our net income increased by $16.8 million, or 36%, to $63.4 million during the three months ended September 30, 2010, compared to the same period in the prior year, primarily as a result of a decrease in income tax expense of $8.8 million, an increase in other operating (income) expense, net of $6.4 million, an increase in franchise revenues of $2.9 million and a decrease in selling, general and administrative expenses of $2.1 million partially offset by a decrease in Company restaurant margin of $2.3 million.
Liquidity and Capital Resources
     Pre-Transactions Liquidity
     We had cash and cash equivalents of $247.9 million as of September 30, 2010. In addition, as of September 30, 2010, we had a borrowing capacity of $117.4 million under our $150.0 million revolving credit facility. Cash provided by operations was $82.1 million during the three months ended September 30, 2010, compared to $48.0 million during the three months ended September 30, 2009. We declared and paid a quarterly dividend of $0.0625 per share of common stock during the three months ended September 30, 2010, resulting in $8.2 million of cash payments to shareholders of record.
     Post-Transactions Liquidity
     The Transactions required total cash of approximately $4.3 billion, which was used to fund the cash consideration payable to our stockholders and equity award holders pursuant to the Merger Agreement, to repay existing indebtedness and accrued interest and prepayment premiums associated therewith, to settle a portion of the Company’s interest rate swaps and to pay fees and expenses associated with the Transactions. The cash requirements of the Transactions were financed through $90.8 million of cash on hand, the equity contribution from 3G, borrowings under the New Term Loan Facility and the net proceeds from the offering of the Notes.
     In connection with the Transactions, we entered into the New Revolving Credit Facility, which provides for up to $150.0 million of borrowings. The New Revolving Credit Facility is available to fund working capital and for general corporate purposes. Concurrently with the consummation of the Merger, the full amount of the two term loans was drawn, no revolving loans were drawn and replacement letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the Company’s prior credit agreement, which was repaid as of the consummation of the Merger.
     Commencing on the Merger date, our long-term debt is comprised of our New Credit Facilities and the Notes. The New Term Loan Facility has a six-year maturity and the New Revolving Credit Facility has a five-year maturity. The principal amount of the New Term Loan Facility will amortize in quarterly installments equal to 0.25% of the original principal amount of the New Term Loan Facility for the first five and three-quarter years, with the balance payable at maturity.
     The New Credit Facilities contain certain customary financial and non-financial covenants. The Indenture and the New Credit Facilities contain covenants that impose restrictions on, among other things, additional indebtedness, liens, investments, advances, guarantees and mergers and acquisitions. These covenants also place restrictions on asset sales, sale and leaseback transactions, dividends, payments between us and our subsidiaries and certain transactions with affiliates. Compliance with certain covenants contained in the New Credit Agreement will be based on an EBITDA measure that excludes certain items and differs from the EBITDA measure under our previous credit facility. The New Credit Facilities also require us to comply with certain financial ratios and to allow us to make dividend payments, subject to certain covenant restrictions.
     The Indenture contains customary covenants, including restrictions on BKC’s ability to incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; alter the businesses BKC conducts; enter into agreements restricting BKC’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of BKC’s assets. The covenants are subject to a number of exceptions and qualifications.
     As of September 30, 2010, we held interest rate swaps with an aggregate notional value of $575.0 million, which were linked to the maturities of Term Loan A and Term Loan B-1 and swap the LIBOR-based floating rate interest payments due under this indebtedness for fixed interest rates. The weighted average interest rate on our term debt for the three months ended September 30, 2010 was 4.8%, which included on average the impact of interest rate swaps on 76% of our debt. On October 19, 2010, we notified the counterparties to our interest rate swap contracts that a termination event had occurred, giving these counterparties the right to terminate the interest rate swap contracts.
     Subsequent to the Merger date, our primary sources of liquidity will be cash generated by operations and from occasional borrowings under our New Revolving Credit Facility. Our primary uses of cash subsequent to the Merger date will be working capital requirements, debt service requirements and capital expenditures. Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under our New Revolving Credit Facility will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our New Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Our ability to do so depends on prevailing economic conditions, many of which are beyond our control. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our New Term Loan Facility, New Revolving Credit Facility or the Notes on commercially reasonable terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all.
     As a result of the Transactions, we are highly leveraged. Our liquidity requirements will be significant, primarily due to debt service requirements.
     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $82.1 million during the three months ended September 30, 2010, compared to $48.0 million during the three months ended September 30, 2009. The $82.1 million provided during the three months ended September 30, 2010 includes net income of $63.4 million, including non-cash items such as $25.6 million of depreciation and amortization, and $5.0 million of share-based compensation partially offset by a $33.0 million gain on the re-measurement of foreign denominated transactions and $5.0 million in gains on refranchisings and asset dispositions. In addition, cash provided by operating activities included cash generated from a decrease in working capital of $44.2 million. The $48.0 million provided during the three months ended September 30, 2009 includes net income of $46.6 million, including non-cash items such as $25.1 million of depreciation and amortization, $4.6 million of share-based compensation and $3.4 million of deferred income taxes, partially offset by a $12.3 million gain on the re-measurement of foreign denominated transactions.
     Investing Activities
     Cash used for investing activities was $1.2 million during the three months ended September 30, 2010 and $28.8 million during the three months ended September 30, 2009. The $1.2 million cash usage during the three months ended September 30, 2010 includes $14.0 million of payments for property and equipment partially offset by $9.5 million of cash received from refranchisings, asset dispositions and restaurant closures, $2.2 million from return of investment on direct financing leases and $1.1 million from other investing activities. The $28.8 million cash usage during the three months ended September 30, 2009 includes $31.2 million of payments for property and equipment and $0.8 million used for acquisitions of franchise restaurants, partially offset by $1.9 million from return of investment on direct financing leases and $1.3 million from other investing activities.
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

	For the
	Three Months Ended
	September 30,
	2010	2009
	(In millions)
New restaurants	$0.7	$8.1
Existing restaurants	8.9	18.0
Other, including corporate	4.4	5.1

Total	$14.0	$31.2

     We expect capital expenditures of approximately $125 million to $150 million over the next 12 months to develop new restaurants and properties, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, for operational initiatives in our restaurants and for other corporate expenditures.

     Financing Activities
     Cash used by financing activities was $29.4 million during the three months ended September 30, 2010, compared to $11.9 million during the three months ended September 30, 2009. Cash used by financing activities during the three months ended September 30, 2010 primarily consisted of $21.9 million of payments under our Term Loan A debt, repayments of capital leases of $1.3 million, a quarterly cash dividend payment totaling $8.2 million and repurchases of common stock of $2.3 million primarily in connection with the settlement of PBRS granted in August 2007, partially offset by $1.1 million in tax benefits from stock-based compensation and $3.2 million in proceeds from stock option exercises. Cash used by financing activities during the three months ended September 30, 2009 primarily consisted of principal repayments of $9.9 million under our revolving credit facility, $15.6 million of payments under our Term Loan A debt, repayments of capital leases of $1.2 million, a quarterly cash dividend payment of $8.5 million and the repurchase of common stock of $2.3 million primarily in connection with the settlement of PBRS granted in August 2006, partially offset by $24.7 million in proceeds from borrowings under the revolving credit facility, $0.7 million of excess tax benefits from the exercises of stock options and settlement of PBRS and $0.2 million in proceeds from stock option exercises.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Off-Balance Sheet Arrangements, see Note 15 to our unaudited condensed consolidated financial statements.
     As of September 30, 2010, there were no material changes to our contractual obligations, which are detailed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. We completed the financing transactions related to the Transactions on October 19, 2010, as discussed above. The following table provides an update as of October 25, 2010 of the long-term debt contractual obligations presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and the payment obligations under interest rate cap agreements entered into in October 2010 following the Merger.

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)
Term debt, including current portion and interest (1)	3,305.3	890.4	274.6	269.5	1,870.8
High-yield notes, including current portion and interest (1)	1,428.2	75.2	158.0	158.0	1,037.0
Interest rate cap premiums	60.6	9.7	19.4	19.4	12.1

Total	$4,794.1	$975.3	$452.0	$446.9	$2,919.9

(1)	We have estimated our interest payments through the maturity of our New Credit Facilities and the Notes based on (i) current LIBOR rates, (ii) the fixed interest rate on the Notes and (iii) the amortization schedules in our New Term Loan Facility and Indenture to the Notes. Term debt payments also reflect the payment of liabilities under our interest rate swap contracts, which our counterparties may terminate as a result of the Transactions. See Note 17 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 for additional information related to the Transactions.
     New Financial Accounting Standards Board (FASB) Accounting Standards Updates Issued But Not Yet Adopted
     In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends FASB Accounting Standards Codification (“ASC”) Topic 310 by requiring additional disclosures about the credit quality of financing receivables and the related allowance for credit losses. The disclosures required by this ASU as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, which for us will be December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, which for us will be January 1, 2011. The amendments in this ASU will affect only disclosures and are not expected to have a significant impact on the Company.
     In September 2010, the FASB issued ASU 2010-25, Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force). This ASU amends ASC Topic 962 to require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this ASU must be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010, which for us is our fiscal year ending December 31, 2010. Early adoption is permitted. We do not anticipate that the adoption of the amendments in this ASU will have a significant impact on the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Pre-Transactions
     There were no material changes during the three months ended September 30, 2010 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2010.
Post-Transactions
     We are exposed to changes in interest rates following the Transactions. Borrowings under our New Credit Facilities will be variable rate debt denominated and indexed in U.S. dollars and euros and have an interest rate floor of 1.75% Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant.
     Following the Transactions, we entered into two deferred premium interest rate caps, one of which was denominated in U.S. dollars (notional amount of $1.5 billion) and the other denominated in euros (notional amount of €250 million) (the “Cap Agreements”). The six year Cap Agreements are a series of 24 individual caplets that reset and settle on the same dates as the New Credit Facilities. The deferred premium associated with the Cap Agreements was $47.7 million for the U.S. dollar denominated exposure and $9.4 million for the euro denominated exposure. Under the terms of the Cap Agreements, if EURIBOR resets above a strike price of 1.75%, we will receive the net difference between the rate and the strike price. In addition, on the settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty. If EURIBOR resets below the strike price no payment is made by the counterparty. However, we would still be responsible for the deferred premium and interest.
     The interest rate caps will be classified as accounting hedges and the $57.1 million fixed cost of the instrument will be amortized using the mark-to-market method and classified as interest expense through expiration.
     If we had completed the Transactions as of September 30, 2010, we would have had variable rate debt of approximately $1.85 billion. Holding other variables constant, including levels of indebtedness, a 1% increase in LIBOR would increase annual interest expense by approximately $18.5 million. The effects of an increase in LIBOR above 1.75% would be partially mitigated by payments we receive under the Cap Agreement, as described above.
     Additionally, the portion of the New Term Loan Facility denominated in euros will require remeasurement each reporting period. We are subject to foreign currency risk with respect to this portion of the New Term Loan Facility and the foreign currency gains and losses resulting from such remeasurements will be included in the determination of net income. We may enter into foreign currency forward contracts to hedge this exchange rate risk.
     We do not utilize, and do not expect to utilize following the Transactions, commodity option or future contracts to hedge commodity prices and we do not have long-term pricing arrangements other than for chicken, which expires in December 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about our financial fundamentals and the benefits of our highly-franchised business model; our expectations regarding our ability to refranchise up to half of the current Company restaurant portfolio within the next three to five years; our expectations regarding our ability to further expand worldwide development, continue product and marketing innovation on both sides of our barbell menu strategy, enhance restaurant-level margins and profitability, drive corporate-level general and administrative expense efficiencies, selectively pursue refranchising opportunities and generate cash flow and pay down debt; our expectations regarding the allocation of capital expenditures over the next twelve months; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates following the Transactions and the impact of changes in interest rates on the amount of our interest payments, future earnings and cash flows; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety, and the impact of negative sales and traffic on our business, including the risk that we will be required to incur non-cash impairment or other charges that reduce our earnings;

•	Risks related to our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our New Credit Facilities and Notes;

•	Risks arising from the significant and rapid fluctuations in interest rates and in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Risks related to adverse weather conditions and other uncontrollable events, and the impact of such events on our operating results;

•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our domestic and international growth strategy and risks related to our international operations;

•	Risk related to the concentration of our restaurants in limited geographic areas, such as Germany, where we have experienced and may continue to experience declining sales and operating profits;

•	Our ability to manage changing labor conditions and costs in the U.S. and internationally, including future mandated health care costs, if we or our franchisees choose not to pass, or cannot pass, these increased costs on to our guests;

•	Our ability and the ability of our franchisees to manage cost increases;

•	Our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to the financial strength of our franchisees, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties and rents, and an inability to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all;

•	Risks related to food safety, including foodborne illness and food tampering, and the safety of toys and other promotional items available in our restaurants;

•	Risks arising from the interruption or delay in the availability of our food or other supplies, including those that would arise from the loss of any of our major distributors, particularly in those international markets where we have a single distributor;

•	Our ability to successfully execute our reimaging program in the U.S. and Canada and our portfolio management strategy to increase sales and profitability;

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our New Credit Facilities;

•	Risks related to the ability of counterparties to our New Credit Facilities, interest rate caps and foreign currency forward contracts to fulfill their commitments and/or obligations;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Our ability to continue to extend our hours of operation to capture a larger share of both the breakfast and late night dayparts;

•	Risks related to changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and continued losses in certain international Company restaurant markets that could trigger a valuation allowance or negatively impact our ability to utilize foreign tax credits to offset our U.S. income taxes;

•	Risks related to the reasonableness of our tax estimates, including sales, excise, GST, VAT and other taxes;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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

Part II – Other Information
Item 1. Legal Proceedings
     Ramalco Corp. et al. v. Burger King Corporation, No. 09-43704CA05 (Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida). On July 30, 2008, BKC was sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. The court dismissed the plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. However, BKC’s motion to dismiss the plaintiff’s amended complaint is still before the court.
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
     National Franchisee Association v. Burger King Corporation, No. 09-CV-23435 (U.S. District Court for the Southern District of Florida) and Family Dining, Inc. v. Burger King Corporation, No. 10-CV-21964 (U.S. District Court for the Southern District of Florida). The National Franchisee Association, Inc. and several individual franchisees filed these class action lawsuits on November 10, 2009, and June 15, 2010, respectively, claiming to represent Burger King franchisees. The lawsuits seek a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK Value Menu sold by the franchisees, specifically the 1/4 lb. Double Cheeseburger and the Buck Double. The Family Dining plaintiffs also seeks monetary damages for financial loss incurred by franchisees who were required to sell those products for no more than $1.00. In May 2010, the court entered an order in the National Franchisee Association case granting in part BKC’s motion to dismiss. The court held that BKC had the authority under its franchise agreements to set maximum prices but that, for purposes of a motion to dismiss, the NFA had asserted a “plausible” claim that BKC’s decision may not have been made in good faith. Both cases have been consolidated into a single consolidated class action complaint which BKC moved to dismiss on September 22, 2010. While the Company believes its decision to put the 1/4 lb. Double Cheeseburger and the Buck Double on the BK Value Menu was made in good faith, the Company is unable to predict the ultimate outcome of this case.
     On September 3, 2010, four purported class action complaints were filed in the Circuit Court for the County of Miami-Dade, Florida, captioned Darcy Newman v. Burger King Holdings, Inc. et. al., Case No. 10-48422CA30, Belle Cohen v. David A. Brandon, et. al., Case No. 10-48395CA32, Melissa Nemeth v. Burger King Holdings, Inc. et. al., Case No. 10-48424CA05 and Vijayalakshmi Venkataraman v. John W. Chidsey, et. al., Case No. 10-48402CA13, by purported shareholders of the Company, in connection with the tender offer and the merger. Each of the four complaints (collectively, the “Florida Actions”) names as defendants the Company, each member of the Company’s board of directors (the “Individual Defendants”) and 3G Capital. The suits generally allege that the Individual Defendants breached their fiduciary duties to the Company’s shareholders in connection with the proposed sale of the Company and that 3G Capital and the Company aided and abetted the purported breaches of fiduciary duties. The complaint filed on behalf of Belle Cohen includes, among others, allegations that the Individual Defendants have failed to explore alternatives to the tender offer, that the consideration to be received by the holders of shares of the Company’s common stock is unfair and inadequate; and that the proposed transaction employs a process that does not maximize shareholder value. The complaints filed on behalf of Melissa Nemeth and Darcy Newman generally allege that the Individual Defendants breached their fiduciary duties by engaging in self-dealing and obtaining for themselves personal benefits not shared equally by the other holders of shares. Those complaints include allegations that the consideration to be received by the holders of shares is unfair and inadequate, and that the proposed transaction employs a process which renders it unlikely that a higher bid will emerge for the Company. The complaint filed on behalf of Vijayalakshmi Venkataraman generally alleges that the Individual Defendants breached their fiduciary duties by pursuing a transaction that fails to maximize shareholder value. The complaint includes, among others, allegations that the 40-day “go-shop” period is inadequate and the proposed transaction is intended to enable the Company’s private equity investors to “dump” their shares. Each of the complaints seeks injunctive relief and one complaint also seeks compensatory damages. The plaintiffs in the Florida Action filed a joint agreed motion to consolidate these actions and to appoint a plaintiff’s co-lead counsel. In addition, the Court granted a motion to transfer the actions to the Complex Business Litigation Section.
     On September 20, 2010, an amended complaint was filed on behalf of two of the plaintiffs in the Florida Action (“Amended Complaint”). The Amended Complaint generally alleges, among other things, that the board of directors breached their fiduciary duties in connection with the Merger and that 3G Capital, Parent and the Company aided and abetted the purported breaches of fiduciary duty. The Amended Complaint also adds allegations related to purported deficiencies in the Company’s public disclosures about the offer and the process leading up to it. On September 28, 2010, the Court entered an order consolidating the four actions (the “Florida Action”) and naming the Amended Complaint as the operative complaint.
     On September 20, 2010, Plaintiffs in the Florida Action filed a motion for preliminary injunction seeking to enjoin the proposed sale of the Company. On September 22, 2010, a Motion to Stay Proceedings Pending Disposition of Related Delaware Action was filed in the Florida Action. Since that time, Defendants, without any opposition from Plaintiffs, have moved for an extension of time to respond to the Amended Complaint.
     On September 8, 2010, another putative shareholder class action suit captioned Roberto S. Queiroz v. Burger King Holdings, Inc., et al., Case No. 5808-VCP was filed in the Delaware Court of Chancery against the Individual Defendants, the Company, 3G, 3G Capital, Parent, and Merger Sub. The complaint generally alleges that the Individual Defendants breached their fiduciary duty to maximize shareholder value by entering into the proposed transaction via an unfair process and at an unfair price, and that the Merger Agreement contains provisions that unreasonably dissuade potential suitors from making competing offers. The complaint further alleges that the Individual Defendants engaged in self-dealing and obtained for themselves personal benefits not shared equally by the shareholders. Specifically, the complaint includes allegations that the “Top-Up” will likely lead to a short form merger without obtaining shareholder approval, that the termination fees are unreasonable, that the “no shop” restriction impermissibly constrains the Company’s ability to communicate with potential acquirers, and that the consideration to be received by the Company’s shareholders is unfair and inadequate. The complaint also alleges that the Company and 3G aided and abetted these alleged breaches of fiduciary duty. The complaint seeks class certification, injunctive relief, including enjoining the merger and rescinding the merger agreement, unspecified damages, and costs of the action as well as attorneys’ and experts’ fees. The Company and the Individual Defendants filed an answer to the complaint on September 9, 2010, substantially denying the allegations of wrongdoing contained therein. 3G filed its answer in this action on September 15, 2010.
     On September 27, 2010, another putative shareholder class action suit captioned Robert Debardelaben v. Burger King Holdings, Inc., et al, Court of Chancery of the State of Delaware, Case No. 5850-UA was filed in the Delaware Court of Chancery against the Individual Defendants. Like the first Delaware Action, the Debardelaben complaint asserts that the Company’s directors breached their fiduciary duties in connection with the tender offer, and that the Company and 3G Capital aided and abetted that breach. This action also seeks both monetary and injunctive relief. On September 29, 2010, the Delaware court entered an order consolidating the Debardelaben and Queiroz actions (“Delaware Action”).
     The parties in both the Florida Action and the Delaware Action have reached an agreement in principle on a global settlement of the actions, which includes, among other things, the supplemental disclosures the Company made, at the Plaintiffs’ request, to its shareholders in an amendment to its Schedule 14D-9 Statement filed on October 4, 2010. The parties are continuing to negotiate with Plaintiffs’ counsel for a fee award to Plaintiffs’ counsel for their efforts in obtaining the supplemental disclosures to shareholders.
Item 1A. Risk Factors
     Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed on August 26, 2010 (the “2010 Annual Report”), includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes in our risk factors previously disclosed in the 2010 Annual

Report. The information below updates, and should be read in conjunction with, the risk factors in our 2010 Annual Report. We encourage you to read these risk factors in their entirety.
     Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
     We have a significant amount of indebtedness. As of September 30, 2010, after giving effect to the Transactions, we would have had total indebtedness of $2,722.6 million, including the New Term Loan Facility and the Notes, and we would have had commitments under the New Revolving Credit Facility available to us of $150.0 million (not giving effect to approximately $38.0 million of letters of credit issued in order to backstop, replace or roll-over existing letters of credit under the Company’s prior credit agreement).
     Subject to the limits contained in the credit agreement governing the New Credit Facilities, the Indenture governing the Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do, the risks related to our high level of debt could intensify. In addition, the Indenture and the credit agreement governing our New Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.
     We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
     Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the New Credit Facilities and the Indenture restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
     Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the New Credit Facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Effective October 19, 2010, BKC entered into an Amendment dated as of September 30, 2010 (the “Amendment”) to the Amended and Restated Employment Agreement dated as of December 8, 2008 by and between BKC and Charles M. Fallon, the Company’s former President, North America (the “Amendment”). The Amendment increased Mr. Fallon’s severance payments to two times the sum of base salary, annual benefits allowance and target bonus for the year of termination. In addition, the right of Mr. Fallon to receive welfare benefits continuation was extended from one year to two years. The Amendment also provides for the non-competition provisions and the non-solicitation provisions to be extended from one year to two years in circumstances in which Mr. Fallon receives severance payments. Prior to entering into the Amendment, Mr. Fallon’s employment agreement provided that in the event of a termination by the Company without cause, or by the executive for good reason, subject to execution by Mr. Fallon of a release, Mr. Fallon was entitled to an amount equal to (i) his annual base salary and annual benefits allowance plus (ii) a pro rata bonus through the date of termination, payable when and to the extent that the Company pays a bonus for such year, and continued coverage for one year under BKC’s medical, dental and life insurance plans. On October 22, 2010 Mr. Fallon resigned as the Company’s President, North America, effective as of November 30, 2010.
The foregoing description of the terms of the Amendment does not purport to be complete and is qualified by reference to the Amendment, which is filed as Exhibit 10.73 hereto and incorporated herein by reference.
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
     (b) Change in Fiscal Year
Effective as of November 5, 2010, the Board of Directors of the Company approved a change in the Company’s fiscal year end from June 30th to December 31st. The report covering the transition period will be filed with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010.
Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description
10.73	Amendment dated as of September 30, 2010 to the Amended and Restated Employment Agreement dated as of December 8, 2008 by and between Burger King Corporation and Charles M. Fallon

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: November 9, 2010	By:	/s/ Ben K. Wells
		Name:	Ben K. Wells
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.73	Amendment dated as of September 30, 2010 to the Amended and Restated Employment Agreement dated as of December 8, 2008 by and between Burger King Corporation and Charles M. Fallon

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002