Form 10-KT
period 2010-12-31
Burger King Holdings Inc
filed 2011-03-23
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from July 1, 2010 to December 31, 2010

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
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 23, 2011, there were 100,000 shares of the Registrant’s Common Stock outstanding, all of which were owned by Burger King Worldwide Holdings, Inc., the Registrant’s parent holding company. The Registrant’s Common Stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE:
None

*The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but is not subject to such filing requirements.

BURGER KING HOLDINGS, INC.

2010 FORM 10-K TRANSITION REPORT

Burger King®, Whopper®, Whopper Jr.®, Have It Your Way®, Burger King Bun Halves and Crescent Logo®, BK® Value Menu, BK® Breakfast Muffin Sandwich, BK® Kids Meal, Home of the Whopper®, Hungry Jack’s®, BK® Fire-Grilled Ribs, BK Positive Stepstm, BK Stuffed Steakhousetm, BK Whopper Bartm, King Dealstm, Steakhouse XTtmand BKtm Breakfast Bowl, are trademarks of Burger King Corporation. References to fiscal 2010, fiscal 2009 and fiscal 2008 in this Form 10-K are to the fiscal years ended June 30, 2010, 2009 and 2008, respectively, references to the Transition Period are to the six months ended December 31, 2010 and references to fiscal 2011 are to the fiscal year ending December 31, 2011. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.

In this document, we rely on and refer to information regarding the restaurant industry, the quick service restaurant segment and the fast food hamburger restaurant category that has been prepared by the industry research firm The NPD Group, Inc. (which prepares and disseminates Consumer Reported Eating Share Trends, or CREST® data) or compiled from market research reports, analyst reports and other publicly available information. All industry and market data that are not cited as being from a specified source are from internal analysis based upon data available from known sources or other proprietary research and analysis.

Item 1.	Business

Overview

Burger King Holdings, Inc. (“we” or the “Company”) is a Delaware corporation formed on July 23, 2002. Our restaurant system includes restaurants owned by the Company and by franchisees. We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants and system-wide sales. As of December 31, 2010, we owned or franchised a total of 12,251 restaurants in 76 countries and U.S. territories, of which 1,344 restaurants were Company restaurants and 10,907 were owned by our franchisees. Of these restaurants, 4,701, or 38%, are located outside the United States and Canada and account for over 33% of our revenue. Our restaurants feature flame-broiled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast food at affordable prices.

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

On November 5, 2010 our Board of Directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to July 1, 2010 ended on June 30, and beginning with December 31, 2010 ends on December 31 of each year. This Form 10-K covers the transition period of July 1, 2010 through December 31, 2010 (the “Transition Period”).

Our History

Our history dates back more than a half-century, having been founded in 1954 when James McLamore and David Edgerton opened the first Burger King restaurant in Miami, Florida. The Whopper® sandwich was introduced in 1957. Our founders sold the Company to The Pillsbury Company in 1967, taking it from a small privately held franchised chain to a subsidiary of a large food conglomerate. Pillsbury was later purchased by Grand Metropolitan plc, which in turn merged with Guinness plc to form Diageo plc. In December 2002, we were acquired by private equity funds controlled by TPG Capital, Bain Capital Partners and Goldman Sachs & Co. In 2006, we completed a successful initial public offering, and on October 19, 2010, we were acquired by 3G Special Situations Fund II, L.P. (“3G”), an affiliate of 3G Capital Partners, Ltd., an investment firm based in New York (“3G Capital” or the “Sponsor”). As a result of the acquisition, our common stock ceased to be traded on the New York Stock Exchange after close of market on October 19, 2010.

Our Industry

We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to The NPD Group, Inc., which prepares and disseminates CREST® data, QSR sales have grown at an annual rate of 3% over the past 10 years, totaling approximately $233.6 billion for the 12-month period ended December 2010 and are projected to increase at an annual rate of 3% between 2010 and 2015.

According to The NPD Group, Inc., the FFHR category is the largest category in the QSR segment, generating sales of $63.2 billion in the United States for the 12-month period ended December 2010, representing 27% of total QSR sales. According to The NPD Group, Inc., sales for the FFHR category are expected to increase at an average rate of 5% per year over the next five years. For the 12-month period ended December 2010, Burger King accounted for approximately 13% of total FFHR sales in the United States.

Our Business Strategy

We believe there are significant opportunities ahead for our Company and the entire Burger King system by:

•	Expanding worldwide development: The geographical expansion of our restaurant network and an increase in the number of new restaurants are key components of our growth plan. We expect that most of our new restaurant growth will come from franchisees. Consequently, our development strategy centers on ensuring that franchisees in each of our markets have the resources and incentives to grow. We expect to focus our international expansion plans on (1) markets where we already have an established presence but which have significant growth potential, such as Brazil, Spain, United Kingdom (U.K.), Germany and Turkey; (2) markets in which we have a small presence, but which we believe offer significant opportunities for development, such as China, Russia, Argentina, Colombia, Japan, Taiwan, Hong Kong and Italy; and (3) financially attractive new markets in the Middle East, Eastern Europe and throughout Asia. In addition, we have invested in joint ventures with franchisees to drive development in Taiwan and Northern China, and we expect to continue to use this investment vehicle as one of the strategies to increase our presence globally.

•	Focusing on BK® brand equities and optimizing our menu: The strength of our menu has been built on our brand equities of allowing consumers to customize their hamburgers “their way” and using our distinct flame-broiled cooking platform to make better tasting hamburgers. Our menu strategy seeks to optimize our menu by focusing on core products, such as our flagship Whopper sandwich and french fries, while improving menu variety through new product launches, such as the BK Stuffed Steakhousetm Burger, the first stuffed burger in the QSR segment. We have introduced, and will continue to introduce, new breakfast, dessert, beverage and snack menu offerings which will complement our core products. We will continue to employ innovative and creative marketing strategies to increase our restaurant traffic and comparable sales, and support new product launches. This includes integrated marketing campaigns utilizing social media, which we believe will resonate with our core consumer and expand our consumer base.

•	Enhancing restaurant-level margins and profitability: We believe we have a substantial opportunity to improve margins in our restaurants through both top line growth and cost management initiatives. We believe that, once implemented, these initiatives will help to increase Company restaurant profitability to the levels of our most successful franchisees. We also intend to work with our franchisees to improve the profitability of the entire system.

•	We plan to improve average restaurant sales in our system by (1) focusing on enhancing our guest experience, where we continued to observe improvements to our guest satisfaction scores during the Transition Period, and (2) rolling out a more efficient cost-effective remodel solution to drive meaningful sales lifts and maximize return on capital for ourselves and our franchisees.

•	We are highly focused on improving restaurant level profitability through continued deployment of equipment and tools aimed at improving restaurant level performance, such as our point of sale cash register systems which we believe will reduce labor costs and waste, as well as improving inventory management. Our new POS systems are required to be installed system-wide by January 2014. In the kitchen, our revolutionary flexible batch broiler greatly improves cooking flexibility and facilitates a broader menu selection while reducing energy costs. The flexible batch broiler is currently installed in 91% of our Company restaurants and 71% of franchise restaurants worldwide.

•	Driving corporate-level G&A efficiencies: We are highly focused on reducing our corporate general and administrative (“G&A”) expenses by (1) implementing a restructuring plan to drive efficiencies and create fiscal resources that will be reinvested in our business, (2) implementing a “Zero Based Budgeting” program, which is a method of annual planning designed to build a strong ownership culture by requiring departmental budgets to estimate and justify costs and expenditures from a “zero base,” rather than focusing on the prior year’s base, and (3) tying a portion of management’s incentive compensation specifically to our G&A budget. As a result of the initial implementation of our Zero Based Budgeting program, we expect to significantly reduce other corporate general and administrative expenses, including travel, technology, rental, maintenance, recruiting, utilities, training and communication costs, as well as professional fees. See “Management’s Discussion and Analysis of Results of Operations” in Part II, Item 7 of this Form 10-K.

•	Selectively pursuing refranchising opportunities: We will focus on selectively refranchising Company restaurants to new and existing franchisees to rationalize our Company restaurant portfolio, further improve our profitability and cash flow through reduced capital expenditures and increased royalty revenues, and provide new opportunities for franchisees. In fiscal 2010, we refranchised 37 Company restaurants in Germany and 54 restaurants in the U.S., and during the Transition Period we refranchised all of our Company restaurants in the Netherlands to a new franchisee. We expect to refranchise up to half of our Company restaurant portfolio over the next three to five years.

•	Focusing on cash flow generation and debt paydown: We intend to tie a portion of management’s incentive compensation to profitability and free cash flow generation, focusing on rapid deleveraging. We believe this compensation plan will foster an ownership mentality for management to encourage strong operational efficiencies and top line growth which will ultimately build the business for the long term.

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

United States and Canada

As of December 31, 2010, we had 984 Company restaurants and 6,566 franchise restaurants operating in the United States and Canada.

Company restaurants.  Our Company restaurants in the United States and Canada generated $599.1 million in revenues during the Transition Period, or 75% of our total United States and Canada revenues and 51% of our total worldwide revenues. Our Company restaurants in the United States and Canada account for 73% of Company restaurants worldwide.

The following table details the top ten locations of our Company restaurants in the United States and Canada as of December 31, 2010:

		Company	% of Total U.S. and
		Restaurant	Canada Company
Rank	State/Province	Count	Restaurants

1	Florida	256	26%
2	North Carolina	112	11%
3	Indiana	68	7%
4	Ontario	58	6%
5	Virginia	50	5%
6	Massachusetts	43	4%
7	Georgia	42	4%
7	Nebraska	42	4%
8	Ohio	38	4%
9	Connecticut	33	3%
9	Quebec	33	3%
10	New York	32	3%

Franchise Restaurants.  We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management.

Our growth and success have been built, in significant part, upon our substantial franchise operations. We franchised our first restaurant in 1961, and as of December 31, 2010, there were 6,566 franchise restaurants, owned by 733 franchise operators, in the United States and Canada. We earned $152.3 million in franchise revenues in the United States and Canada during the Transition Period, or 54% of our total worldwide franchise revenues. Franchisees report gross sales on a monthly basis and pay royalties based on reported sales. The five largest franchisees in the United States and Canada in terms of restaurant count represented in the aggregate approximately 17% of our franchise restaurants in this segment as of December 31, 2010.

The following table details the top ten locations of our franchisees’ restaurants in the United States and Canada as of December 31, 2010:

		Franchise	% of Total U.S. and
		Restaurant	Canada Franchise
Rank	State/Province	Count	Restaurants

1	California	672	10%
2	Texas	464	7%
3	Michigan	328	5%
4	New York	311	5%
5	Ohio	309	5%
6	Illinois	303	5%
7	Florida	295	4%
8	Pennsylvania	237	4%
9	Georgia	214	3%
10	New Jersey	183	3%

The following is a list of the five largest franchisees in terms of restaurant count in the United States and Canada as of December 31, 2010:

		Restaurant
Rank	Name	Count	Location

1	Carrols Corporation	305	Northeast, Midwest, and Southeast
2	Stategic Restaurants Acquisition Company, LLC	282	West Coast and South-Central
3	Heartland Food Corp.	256	Midwest and Canada
4	Army Air Force Exchange Services	132	Multiple USA
5	Bravokilo, Inc./Bravo Grande, Inc.	116	Midwest

Europe, the Middle East and Africa/Asia Pacific (EMEA/APAC)

EMEA.  EMEA is the second largest region in the Burger King system behind the United States, as measured by number of restaurants. As of December 31, 2010, EMEA had 2,728 restaurants in 34 countries and territories, including 203 Company restaurants located in Germany, the U.K., Spain and Italy. While Germany continues to be the largest market in EMEA with 687 restaurants as of December 31, 2010, Turkey is one of our fastest growing markets with net openings of 54 restaurants during the trailing twelve months ended December 31, 2010. We have expanded our network of restaurants in EMEA over the past two years via contiguous growth in Central and Eastern Europe and the Middle East and Africa, including entry into the Czech Republic, Russia and Oman. Throughout the EMEA region, we continue to evaluate franchise opportunities and prospective new franchisees.

APAC.  As of December 31, 2010, APAC had 833 restaurants in 13 countries and territories, including China, Singapore, Malaysia, Thailand, Australia, Philippines, New Zealand, South Korea, Indonesia and Japan. In APAC, we have 61 Company restaurants, all of which are located in China and Singapore. Australia is the largest market in APAC, with 343 restaurants as of December 31, 2010, 279 of which are franchised and operated under Hungry Jack’s®, a brand that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King. We believe there is significant opportunity to grow the brand in existing and new markets in APAC.

Company restaurants.  As of December 31, 2010, 203 (or 7%) of the restaurants in EMEA were Company restaurants. During the trailing twelve months ended December 31, 2010, we refranchised 74 Company restaurants, 50 in our Germany market, 22 in the Netherlands, our entire Company restaurant portfolio in that country, and two in the U.K. As of December 31, 2010, there were 61 Company restaurants in APAC, of which 19 were located in China and 42 in Singapore. During the trailing twelve-months ended December 31, 2010, we acquired 35 restaurants from a franchisee in Singapore.

The following table details Company restaurant locations in EMEA/APAC as of December 31, 2010:

			% of Total
		Company	EMEA/APAC
		Restaurant	Company
Rank	Country	Count	Restaurants

1	Germany	93	35%
2	United Kingdom	61	23%
3	Spain	45	17%
4	Singapore	42	16%
5	China	19	7%
6	Italy	4	2%

Franchise Restaurants.  We earned $101.0 million in franchise revenues in EMEA/APAC during the Transition Period, or 36% of our total worldwide franchise revenues. Many of our EMEA/APAC markets, including Hungary, Portugal, South Korea and the Philippines, are operated by a single franchisee, while others, such as the U.K., Germany and Spain, have multiple franchisees.

The following is a list of the five largest franchisees in terms of restaurant count in EMEA/APAC as of December 31, 2010:

		Restaurant
Rank	Name	Count	Location

1	Tab Gida	336	Turkey
2	Hungry Jack’s Pty Ltd.	279	Australia
3	Olayan Food Service Company	132	Saudi Arabia /UAE/Egypt/Oman
4	System Restaurant Service Korea Co. Ltd.	114	Korea
5	Al-Homaizi Foodstuff Company	91	United Kingdom/Kuwait

Latin America

As of December 31, 2010, we had 1,140 restaurants in 27 countries and territories in Latin America. There were 96 Company restaurants in Latin America, all located in Mexico, and 1,044 franchise restaurants in the segment as of December 31, 2010. Mexico is the largest market in this segment, with a total of 414 restaurants as of December 31, 2010, or 36% of the region.

We believe that there are significant growth opportunities in South America. For example, we entered the Brazil market five years ago, and, as of December 31, 2010, had 102 restaurants in the country. For the trailing twelve-months ended December 31, 2010, we opened 71 new restaurants in Latin America.

The following is a list of the five largest franchisees in terms of restaurant count in Latin America as of December 31, 2010:

		Restaurant
Rank	Name	Count	Location

1	Alsea and Affiliates	196	Mexico/Argentina/Chile/Colombia
2	Caribbean Restaurants, Inc.	175	Puerto Rico
3	Geboy de Tijuana, S.A. de C.V.	66	Mexico
4	Operadora Exe S.A. de C.V.	48	Mexico
5	B & A S.A.	42	Guatemala

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

United States and Canada.  In the United States and Canada, we typically enter into a separate franchise agreement for each restaurant. The typical franchise agreement in the United States and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee of $50,000 which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. In recent years, in connection with limited term incentive programs, we have offered franchisees reduced upfront franchise fees and/or limited-term royalty reductions to accelerate the development of new restaurants and restaurant remodeling. Most existing franchise restaurants in the United States and Canada pay a royalty of 3.5% and 4% of gross sales, respectively. Since June 2003, most new franchise restaurants opened and franchise agreements renewed in the United States generate royalties at the rate of 4.5% of gross sales for the full franchise term. The weighted average royalty rate in the United States and Canada was 3.9% as of December 31, 2010. In addition to their royalties, franchisees in the United States and Canada are generally required to make a contribution to the advertising fund equal to a percentage of gross sales, typically 4%, on a monthly basis.

International.  Internationally, we typically enter into franchise agreements for each restaurant with an up front franchise fee of $50,000 per restaurant and monthly royalties and advertising contributions each of up to 5% of gross sales. However, in many of our international markets, we have granted either master franchise agreements or development agreements that provide franchisees broader development rights and obligations. In Australia and Turkey, we have entered into master franchise agreements with a franchisee in each country which permits that franchisee to sub-franchise restaurants within its territory. In New Zealand and certain Middle East and Persian Gulf countries, we have entered into arrangements with franchisees under which they have agreed to nominate third party franchisees to develop and operate restaurants within their respective territories under franchise agreements with us. As part of these arrangements, the franchisees have agreed to provide certain support services to third party franchisees on our behalf, and we have agreed to share the franchise fees and, in some cases, royalties paid by such third party franchisees. We have also entered into exclusive development agreements with franchisees in a number of international markets. In addition, we have invested in joint ventures with franchisees to drive development in Taiwan and Northern China, and we expect to continue to use this investment vehicle as one of the strategies to increase our presence globally.

Franchise Restaurant Leases.  Unlike some of our competitors, we typically do not own the land or the building associated with our franchise restaurants and our standard franchise agreement does not contain a lease component. Rather, to the extent that we lease or sublease the property to a franchisee, we will enter into a separate lease agreement. For properties that we lease from third-party landlords and sublease to franchisees, leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. As of December 31, 2010, we leased or subleased to franchisees 976 properties in the United States and Canada and 88 properties in EMEA, primarily sites located in the U.K. and Germany. These properties represented approximately 15% and 3%, respectively, of our total franchise restaurant count in such regions. We do not own or lease any properties to franchisees in APAC or Latin America.

Product Offerings and Development.  The strength of our menu has been built on the brand equities of allowing consumers to customize their hamburgers “their way” and using our distinct flame-broiled cooking platform to make better tasting hamburgers. In 2011, we intend to focus on our core products, such as our flagship Whopper sandwich and french fries, to drive average check and traffic, while improving menu variety through new product launches. We have introduced, and expect to continue to introduce, new breakfast, dessert, beverage and snack menu offerings which will complement our core products. During the Transition Period, we launched our enhanced breakfast platform in the United States and Canada that included several new breakfast products and featured Seattle’s Best Coffee®.

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

We have developed a flexible batch broiler that is significantly smaller, less expensive and easier to maintain than the previous broiler used in our restaurants. The flexible batch broiler is currently installed in 91% of our

Company restaurants, and the broiler has been ordered or installed in approximately 71% of franchise restaurants worldwide. Over the past 12 months, we launched the Steakhouse XTtm burger line, BK® Fire-Grilled Ribs and, most recently, the BK Stuffed Steakhouse Burger, the first-ever stuffed burger in the QSR segment, each of which is prepared on the flexible broiler, and we expect to launch other innovative products using this new cooking platform during fiscal 2011. We have filed patent applications to protect our worldwide rights with respect to the flexible batch broiler technology. We have licensed one of our equipment vendors on an exclusive basis to manufacture and supply the flexible batch broiler to the Burger King system throughout the world.

As part of our commitment to providing nutritional alternatives to our customers with children, we joined the Council for Better Business Bureau’s (CBBB) Food and Beverage Advertising Initiative (CFBAI) in 2007 and pledged to restrict 100 percent of national advertising aimed at children under 12 to BK® Kids Meals that meet stringent nutrition criteria. In the U.S. we currently have three existing BK Kids Meal lunch/dinner options that meet these strict nutritional criteria and, in August 2010, introduced a breakfast meal for children. Burger King Corporation (“BKC”) also provides BK Positive Stepstm nutrition materials in restaurants nationwide, has transitioned to zero grams of artificial trans fat in all ingredients and cooking oils in the U.S., and has partnered with USDA to promote MyPyramid information to both kids and adults.

Operating Procedures

All of our restaurants must adhere to strict standardized operating procedures and requirements which we believe are critical to the image and success of the Burger King brand. Each restaurant in the United States and Canada is required to follow the Manual of Operating Data, an extensive operations manual containing mandatory restaurant operating standards, specifications and procedures prescribed from time to time to assure uniformity of operations and consistently high quality products at Burger King restaurants. Among the requirements contained in the Manual of Operating Data are standard design, equipment system, color scheme and signage, operating procedures, hours of operation, value menu and standards of quality for products and services. Internationally, Company and franchise restaurants generally adhere to the standardized operating procedures and requirements; however, regional and country-specific market conditions often require some variation in our standards and procedures.

Restaurant Design and Image

System-wide, our restaurants consist of several different building types with various seating capacities, including free-standing buildings, as well as restaurants located in airports, strip malls and shopping malls, toll road rest areas and educational and sports facilities. The traditional Burger King restaurant is free-standing, ranging in size from approximately 1,900 to 4,300 square feet, with seating capacity of 40 to 120 guests, drive-thru facilities and adjacent parking areas. In fiscal 2005, we developed new, smaller restaurant designs where the seating capacity is between 40 and 80 guests. We believe this seating capacity is adequate since approximately 64% of our U.S. Company restaurant sales are made at the drive-thru.

In today’s environment, restaurant experience is now as important as value and quality. We believe that image complements visibility via “curb appeal” driving capture rates and traffic, while interior image and experience expands frequency of visit and overall guest satisfaction and increases comparable sales. Consequently, in fiscal 2008, we launched a system-wide initiative to roll-out our “20/20” design. The classic and contemporary “20/20” design draws inspiration from our signature flame-broiled cooking process and incorporates a variety of new, innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. The “20/20” design options include a series of liquid crystal display (LCD) menu screens, graphics that reflect the famous brand promise, highly visible Home of the Whopper® signage, a prominent red flame parapet dining area anchored by a flame chandelier, and an array of Have it Your Way® seating options — bar, banquette, booth, or table.

New Restaurant Development

United States and Canada.  We employ a sophisticated and disciplined market planning and site selection process through which we identify trade areas and approve restaurant sites throughout the United States and Canada that we believe provides for quality expansion. We have established a development committee to oversee all new restaurant development within the United States and Canada. Our development committee’s objective is to ensure that every proposed new restaurant location is carefully reviewed and that each location meets the stringent requirements established by the committee, which include factors such as site accessibility and visibility, traffic patterns, signage, parking, site size in relation to building type and certain demographic factors. Our model for evaluating sites accounts for potential changes to the site, such as road reconfiguration and traffic pattern alterations. Each franchisee wishing to develop a new restaurant is responsible for selecting a new site location and bears the risk if the new site does not meet the franchisee’s investment expectations. However, we work closely with our franchisees to assist them in selecting sites. Each restaurant site selected is required to be within an identified trade area and our development committee reviews all selections, provides input based on the same factors that it uses to select Company restaurants, and grants final approval. We have instituted several initiatives to accelerate restaurant development in the United States, including reduced royalties and upfront franchise fees.

International.  In those international markets that are not allocated to a single franchisee, our market planning and site selection process is managed by regional teams, who are knowledgeable about the local market. In several of our markets, there is typically a single franchisee that owns and operates all of the restaurants within a country.

Advertising and Promotion

We believe sales in the QSR segment can be significantly affected by the frequency and quality of advertising and promotional programs. We believe that three of our major competitive advantages are our strong brand equity, market position and our global franchise network which allow us to drive sales through our advertising and promotional programs.

Our current global marketing strategy is based upon marketing campaigns and menu options that focus on core products like our flagship Whopper sandwich and french fries and affordable items to offer more choices to our guests, grow our market share and improve our operating margins. We concentrate our marketing on television advertising, which we believe is the most effective way to reach our customers. We also use radio and internet advertising and other marketing tools on a more limited basis.

In the United States and Canada and those international markets where we operate Company restaurants, we and our franchisees make monthly contributions, generally 4% to 5% of restaurant gross sales, to Company managed advertising funds. In those markets where we do not have Company restaurants, franchisees make this contribution into a franchisee managed advertising fund. As part of our global marketing strategy, we provide these franchisees with advertising support and guidance in order to deliver a consistent global brand message. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions and other support functions. In addition to the mandated advertising fund contributions, U.S. franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area level by making contributions beyond those required for participation in the national advertising fund.

In the United States and in those other countries where we have Company restaurants, we coordinate the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions, among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements, to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchisee Association, Inc. In the United States and certain other markets, we typically conduct a non-binding poll of our franchisees before introducing any nationally- or locally-advertised price or discount promotion to gauge the level of support for the campaign.

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

In general, we approve the manufacturers of the food, packaging and equipment products and other products used in Burger King restaurants, as well as the distributors of these products to Burger King restaurants. Franchisees are generally required to purchase these products from approved suppliers and distributors. We consider a range of criteria in evaluating existing and potential suppliers and distributors, including product and service consistency, delivery timeliness and financial condition. Approved suppliers and distributors must maintain standards and satisfy other criteria on a continuing basis and are subject to continuing review. Approved suppliers may be required to bear development, testing and other costs associated with our evaluation and review.

Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1992 to leverage the purchasing power of the Burger King system in the United States. As the purchasing agent for the Burger King system in the United States, RSI negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products such as promotional toys and paper products used in our restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the Company restaurants and other franchisees who appoint RSI as their agent for these purposes. As of December 31, 2010, RSI was appointed the distribution manager for approximately 94% of the restaurants in the United States. A subsidiary of RSI acts as purchasing agent for food and paper products for our Company and franchise restaurants in Canada under a contract with us. As of December 31, 2010, four distributors service approximately 85% of the U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

There is currently no designated purchasing agent that represents franchisees in our international regions. However, we are working with our franchisees to implement programs that leverage our global purchasing power and to negotiate lower product costs and savings for our restaurants outside of the United States and Canada. We approve suppliers and distributors and use similar standards and criteria to evaluate international suppliers that we use for U.S. suppliers. Franchisees may propose additional suppliers, subject to our approval and established business criteria.

In fiscal 2000, we entered into long-term exclusive contracts with The Coca-Cola Company and Dr Pepper/Seven Up, Inc. to supply Company restaurants and franchise restaurants with their products, which obligate Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2010, we estimate that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. If these agreements were terminated, we would be obligated to pay significant termination fees and certain other costs.

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

In January 2006, we established POS specifications to reduce costs, improve service and allow better data analysis and approved three global POS vendors and one regional vendor for each of our three segments to sell these systems to our restaurants. As of December 31, 2010, we had installed these new POS systems in all Company restaurants and in 65% of franchise restaurants. Once fully implemented, these POS systems will make it possible for restaurants to submit their sales and transaction level details to us in near-real-time in a common format, allowing us to maintain one common database of sales information and to make better marketing and pricing decisions. Franchisees are required to replace legacy POS systems with the approved POS systems over the next few years, depending on the age of the legacy system. All franchisees must have the new POS systems in their restaurants by no later than January 1, 2014.

Quality Assurance

We are focused on achieving a high level of guest satisfaction through the periodic monitoring of restaurants for compliance with our key operations platforms: Clean & Safe, Hot & Fresh and Friendly & Fast. We measure our customer experience principally through Guest Tracsm, a rating system based on survey data submitted by our customers. We review the overall performance of our operations platforms through an Operations Excellence Review, or OER, which focuses on evaluating and improving restaurant operations and guest satisfaction.

We and an independent outside vendor administer the Restaurant Food Safety certification, which is intended to bring heightened awareness to food safety, and includes immediate follow-up procedures to take any action needed to protect the safety of our customers.

We have uniform operating standards and specifications relating to selection of menu items, maintenance and cleanliness of the premises and employee conduct. In addition, all Burger King restaurants are required to be operated in accordance with quality assurance and health standards which we establish, as well as standards set by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking and holding times and temperatures, sanitation and cleanliness.

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

Intellectual Property

We own valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. As of December 31, 2010, we owned approximately 2,735 trademark and service mark registrations and applications and approximately 962 domain name registrations around the world, some of which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. Additionally, we own certain patents relating to equipment used in our restaurants and provide proprietary product and labor management software to our franchisees. Patents are of varying duration.

Management

Substantially all of our executive management, finance, marketing, legal and operations support functions are conducted from our global restaurant support center in Miami, Florida. In addition, we operate restaurant support centers domestically and internationally to support both franchised operations and Company restaurants. In the United States and Canada, our franchise operations are organized into six divisions, each of which is headed by a division vice president supported by field personnel who interact directly with the franchisees. Our EMEA headquarters are located in Zug, Switzerland and our APAC headquarters are located in Singapore. In addition, we operate restaurant support centers located in Madrid, Slough (U.K.), Munich, Istanbul and Gothenburg (for EMEA), and Singapore and Shanghai (for APAC). These centers are staffed by teams who support both franchised operations and Company restaurants. Our Latin American headquarters are located at our corporate offices in Miami, Florida; however, we operate restaurant support centers in Mexico and Brazil.

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

In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States, the U.K. and Spain. Certain counties, states and municipalities, such as California, Vermont, New York City, and King County, Washington, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level. In addition, public interest groups have focused attention on the marketing of high calorie, high-fat and high-sodium foods to children in a stated effort to combat childhood obesity. As a result, laws have been enacted in certain places that limit distribution of free toy premiums only to customers purchasing kids’ meals that meet certain nutritional requirements. We may not have kids’ meals that meet these nutritional requirements and we may need to cease offering free toy premiums in these areas.

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

Environmental Matters

We are subject to various federal, state and local environmental regulations. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations; however, compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations, or our competitive position. Increased focus by U.S. and overseas governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. To the extent that these initiatives caused an increase in our supplies or distribution costs, they may impact our business both directly and indirectly. Furthermore, climate change may exacerbate adverse weather conditions which could adversely impact our operations and/or increase the cost of our food and other supplies in ways which we cannot predict at this time.

Seasonal Operations

Our business is moderately seasonal. Restaurant sales are typically higher in the spring and summer months when weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during the winter months, which include February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of religious holidays may also impact restaurant sales. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Our Employees

As of December 31, 2010, we had approximately 35,020 employees in our Company restaurants, our field management offices and our global headquarters. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees to be good. We have recently implemented a restructuring plan that resulted in work force reductions throughout our global organization. These work force reductions will not impact the number of employees at our Company restaurants.

Financial Information about Business Segments and Regions

Financial information about our business segments (U.S. & Canada, EMEA/APAC and Latin America) is incorporated herein by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and in Financial Statements and Supplementary Data in Part II, Item 8 of this Form 10-K.

Available Information

The Company makes available free of charge on or through the Investor Relations section of its internet website at www.bk.com, this transition report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The material may also be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. Information

on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our intent to focus on sales growth and profitability; our intent to focus on international expansion to increase the number of new restaurants; our beliefs and expectations regarding the mix of franchise restaurants and Company restaurants, including our expectations that the percentage of franchise restaurants will increase over the next few years; our beliefs and expectations regarding our newly developed restaurant design; our beliefs and expectations regarding the strength of our menu and our ability to optimize our menu by focusing on core products while improving menu variety through new product launches; our expectations regarding opportunities to enhance restaurant-level margins and profitability; our intention to continue to employ innovative and creative marketing strategies to increase our restaurant traffic and comparable sales; our intention to focus on enhancing the guest experience and improve average restaurant sales by rolling out a more efficient cost-effective remodel solution to drive meaningful sales lifts and maximize return on capital for ourselves and our franchisees; our beliefs and expectations regarding our ability to reduce our general and administrative expenses; our beliefs and expectations regarding our ability to refranchise up to half of our current Company restaurant portfolio within the next three to five years; our ability to manage fluctuations in foreign currency exchange and interest rates; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of accounting pronouncements; our intention to renew hedging contracts; and our expectations regarding unrecognized tax benefits. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.

Risks related to our business

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

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to effectively respond to consumer preferences and to manage the complexity of our restaurant operations as well as the impact of our competitors’ actions. To the extent that one of our existing or future competitors offers items that are better priced or more appealing to consumer tastes, increases the number of restaurants it operates in one of our key markets, reimages its restaurant portfolio to better enhance the restaurant experience, or has more effective advertising and marketing programs than we do, this product and price competition could adversely affect our revenues and those of our franchisees.

Some of our competitors have significantly greater resources than we do, and therefore we may be at a disadvantage in competing with them.

Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to react to changes in pricing, marketing and the QSR segment in general more quickly and more effectively than we can. Some of these competitors spend significantly more on advertising, marketing and other promotional activities than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers. In addition, our major competitors may be able to devote greater resources to accelerate their restaurant remodeling and rebuilding efforts, rapidly expand new product introductions or implement aggressive product discounting, which could give them a competitive advantage and adversely affect traffic, sales or profitability at our system restaurants. Moreover, certain of our major competitors have completed the reimaging of a significant percentage of their store base. Furthermore, in a difficult economy we believe that these competitive advantages arising from greater financial resources and economies of scale may intensify thereby permitting our competitors to gain market share. Such competition may adversely affect our revenues and profits by reducing revenues of Company restaurants and royalty payments from franchise restaurants.

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

BKC, our wholly-owned subsidiary, has incurred a significant amount of indebtedness, which we have guaranteed. As of December 31, 2010, we had aggregate outstanding indebtedness of $2,699.1 million (excluding original issue discount on our senior secured credit facilities), including $800 million of 9 7/8% senior notes due 2018 (the “Senior Notes”), and we had commitments under our revolving credit facility available to us of $150.0 million (not giving effect to approximately $33.9 million of outstanding letters of credit).

Subject to the limits contained in the indenture governing our Senior Notes (the “Senior Notes Indenture”), the credit agreement with respect to our senior secured credit facilities (the “New Credit Agreement”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the Senior Notes Indenture and the New Credit Agreement contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.

The occurrence of certain defaults by us, including a default in our payment obligations, could have serious consequences for us. The holders of our Senior Notes may accelerate our obligations which, in turn, could result in our insolvency or bankruptcy.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the notes. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Notes Indenture and the New Credit Agreement restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct a substantial portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on our indebtedness (unless they are guarantors thereof) or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Senior Notes Indenture and the agreements governing certain of our other existing indebtedness limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under our senior secured credit facilities could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The terms of our Senior Notes Indenture and the New Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Notes Indenture and the New Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the New Credit Agreement require BKC to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control.

The restrictions contained in the Senior Notes Indenture and the New Credit Agreement could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into joint ventures;

•	withstand a future downturn in our business, the industry or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

These restrictions may affect our ability to grow in accordance with our plans.

A breach of the covenants under the Senior Notes Indenture and the New Credit Agreement could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the New Credit Agreement would permit the lenders under our senior secured credit facilities to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our senior secured credit facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

The concentration of our restaurants in limited geographic areas subjects us to additional risk.

Our results of operations are substantially affected not only by global economic conditions, but also by the local economic conditions in the markets in which we have significant operations. In the United States, 50% of our Company restaurants are located in three states, Florida, North Carolina and Indiana. In EMEA/APAC, over 75% of our Company restaurants and 45% of our franchise restaurants are located in three countries, Germany, the U.K. and Spain, with these markets representing 19% of our total revenues for the Transition Period. In Latin America, 100% of our Company restaurants and 30% of our franchise restaurants are located in Mexico. Many of the markets in which we and our franchisees operate have been particularly affected by the economic downturn and the timing and strength of any economic recovery is uncertain in many of our most important markets.

Our geographic concentration increases vulnerability to general adverse economic and industry conditions and may have a disproportionate effect on our overall results of operations as compared to some of our competitors that may have less restaurant concentration.

Over the past 24 months, we have experienced, and may continue to experience, declining sales and operating losses in Germany, primarily due to competitive factors. Germany is our second largest market, and this restaurant concentration has negatively impacted our operating results. If we are unable to strengthen the operating performance of the German restaurants, we could incur a decrease in our revenues and earnings which could negatively impact our financial condition and our future revenue growth.

Our business is subject to fluctuations in foreign currency exchange and interest rates.

Our international operations are impacted by fluctuations in currency exchange rates and changes in currency regulations. In countries outside of the United States where we operate Company restaurants, we generally generate revenues and incur operating expenses and selling, general and administrative expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized and are impacted by changes in currency exchange rates. Further, in some of our international markets, such as Canada, Mexico and the U.K., our suppliers purchase goods in currencies other than the local currency in which they operate and pass all or a portion of the currency exchange impact on to us. In many countries where we do not have Company restaurants, our franchisees pay royalties to us in currencies other than the local currency in which they operate. However, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in currency exchange rates. In the Transition Period, income from operations would have decreased or increased $5.3 million if all foreign currencies uniformly weakened or strengthened by 10% relative to the U.S. dollar. However, different regions experience varied currency fluctuations. As a result, if a region in which we have a high concentration of restaurants experiences a weakening in its currency, it could adversely affect our income from operations even if other foreign currencies did not weaken.

Fluctuations in interest rates may also affect our business. We attempt to minimize this risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate caps. These instruments are entered into with financial institutions and have reset dates and critical terms that match those of our forecasted interest payments. Accordingly, any changes in interest rates we pay are partially offset by changes in the market value associated with derivative financial instruments. We do not attempt to hedge all of our debt and, as a result, may incur higher interest costs for portions of our debt which are not hedged. In addition, we enter into forward contracts to reduce our exposure to volatility from foreign currency fluctuations associated with certain foreign currency-denominated assets, and from time to time we also hedge forecasted cash flows denominated in

Canadian and Australian dollars. However, for a variety of reasons, we do not hedge our revenue exposure in other currencies. Therefore, we are exposed to volatility in those other currencies, and this volatility may differ from period to period. As a result, the foreign currency impact on our operating results for one period may not be indicative of future results.

As a result of entering into these hedging contracts with major financial institutions, we may be subject to counterparty nonperformance risk. Should there be a counterparty default, we could be exposed to the net losses on the hedged arrangements or be unable to recover anticipated net gains from the transactions.

Our quarterly results of operations are subject to fluctuations due to the seasonality of our business and other events.

Our business is moderately seasonal. Restaurant sales are typically higher in the spring and summer months when weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during the winter months, which include February, the shortest month of the year. Furthermore, adverse weather conditions can have, and have had in the past, a material adverse effect on restaurant sales. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Increases in the cost of food, paper products and energy could harm our profitability and operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, especially those of beef or chicken, could adversely affect our operating results. The market for beef and chicken is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle and chicken feed), corn ethanol policy, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances unpredictable. If the price of beef, chicken or other products that we use in our restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease. In recent fiscal quarters, a rise in the price of beef has negatively impacted our restaurant margins and we expect these elevated price levels to persist into fiscal 2011.

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

Increases in energy costs for our Company restaurants, principally electricity for lighting restaurants and natural gas for our broilers, could adversely affect our operating margins and our financial results if we choose not to pass, or cannot pass, these increased costs to our guests. In addition, our distributors purchase gasoline needed to transport food and other supplies to us. Any significant increases in energy costs could result in the imposition of fuel surcharges by our distributors that could adversely affect our operating margins and financial results if we chose not to pass, or cannot pass, theses increased costs to our guests.

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

Our revenues are heavily influenced by brand marketing and advertising. Our marketing and advertising programs may not be successful, which may lead us to fail to attract new guests and retain existing guests. If our marketing and advertising programs are unsuccessful, our results of operations could be materially and adversely affected. Moreover, because franchisees and Company restaurants contribute to our advertising fund based on a percentage of their gross sales, our advertising fund expenditures are dependent upon sales volumes at system-wide restaurants. If system-wide sales decline, there will be a reduced amount available for our marketing and advertising programs. In addition, in response to the recession, we have emphasized certain value offerings in our marketing and advertising programs to drive traffic at our stores. The disadvantage of value offerings is that the low-price offerings may condition our guests to resist higher prices in a more favorable economic environment.

Our future prospects depend on our ability to implement our strategy of increasing our restaurant portfolio.

We plan to significantly increase worldwide restaurant count. A significant component of our future growth strategy involves increasing our net restaurant count in our international markets. We and our franchisees face many challenges in opening new restaurants, including, among others:

•	the selection and availability of suitable restaurant locations;

•	the impact of local tax, zoning, land use and environmental rules and regulations on our ability and the ability of our franchisees to develop restaurants, and the impact of any material difficulties or failures that we and our franchisees experience in obtaining the necessary licenses and approvals for new restaurants;

•	the negotiation of acceptable lease terms;

•	the availability of bank credit and, for franchise restaurants, the ability of franchisees to obtain acceptable financing terms;

•	securing acceptable suppliers;

•	employing and training qualified personnel; and

•	consumer preferences and local market conditions.

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

Approximately 90% of our current restaurants are franchised and we intend to reduce the percentage of Company restaurants over the next five years. Although we believe that this restaurant ownership mix is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees, it also presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives. For example, our success in executing one of our key strategies (reimaging our store base) will be dependent on the ability and willingness of our franchisees to reinvest in remodeling or rebuilding their stores. Moreover, as the percentage of franchise restaurants increases, the problems associated with these drawbacks may be exacerbated and may present a significant challenge for management.

Our principal competitors may have greater influence over their respective restaurant systems than we do because of their significantly higher percentage of Company restaurants and/or ownership of franchisee real estate. McDonald’s and Wendy’s have a higher percentage of Company restaurants than we do, and, as a result, they may have a greater ability to implement operational initiatives and business strategies, including their marketing and advertising programs.

Franchisee support of our marketing and advertising programs is critical for our success.

The support of our franchisees is critical for the success of our marketing programs and any new capital intensive or other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. In addition, our efforts to build alignment with franchisees may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. Our franchisees may not continue to support our marketing programs and strategic initiatives or franchisees may not be supportive of the ownership change. We were sued by four franchisees in Florida over extended hours of operation, which is one of our important initiatives to drive higher sales. We were also sued by the National Franchisee Association over our ability to set maximum price points for the BK® Value Menu. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

Our operating results are closely tied to the success of our franchisees; however, our franchisees are independent operators and we have limited influence over their restaurant operations.

We receive revenues in the form of royalties and fees from our franchisees. As a result, our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability and financial viability. However, our franchisees are independent operators and we cannot control many factors that impact the profitability of their restaurants. Pursuant to the franchise agreements and our Manual of Operating Data, we can, among other things, mandate menu items, signage, equipment, hours of operation and value menu, establish operating procedures and approve suppliers, distributors and products. However, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, such as our cleanliness standards, or standards set by federal, state and local governmental laws and regulations. In addition, franchisees may not hire and train qualified managers and other restaurant personnel. While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements and our Manual of Operating Data, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues and results of operations could decline.

We have experienced seven consecutive quarters of negative comparable sales in the United States and Canada, and this trend has impacted the sales volumes, restaurant profitability and financial viability of a number of our franchisees. If comparable sales do not improve in the short term, the number of franchisees in financial distress will likely increase, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions and rents, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all.

In connection with sales of Company restaurants to franchisees, we have guaranteed certain lease payments of franchisees arising from leases assigned to the franchisees as part of the sale, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rent, was $68.6 million as of December 31, 2010, including $39.0 million in the U.K., expiring over an average period of seven years.

We have limited influence over the decision of franchisees to invest in other businesses or incur excessive indebtedness.

Our franchisees are independent operators and, therefore, we have limited influence over their ability to invest in other businesses or incur excessive indebtedness. Some of our franchisees have invested in other businesses, including other restaurant concepts. In some cases, these franchisees have used the cash generated by their Burger King restaurants to expand their non Burger King businesses or to subsidize losses incurred by such businesses. Additionally, as independent operators, franchisees do not require our consent to incur indebtedness. Consequently, our franchisees have in the past, and may in the future, experience financial distress as a result of over-leveraging. To the extent that our franchisees use the cash from their Burger King restaurants to subsidize their other businesses or experience financial distress, due to over-leverage or otherwise, it could negatively affect (1) our operating results as a result of delayed or reduced payments of royalties, advertising fund contributions and rents for properties we lease to them, (2) our future revenue, earnings and cash flow growth, (3) our financial condition and (4) the speed of our reimaging program. In addition, lenders to our franchisees which were adversely affected by franchisees who defaulted on their indebtedness may be less likely to provide current or prospective franchisees necessary financing on favorable terms or at all.

If we fail to successfully implement our restaurant reimaging initiative, our ability to increase our revenues and operating profits may be adversely affected.

Over the past several years, we have embarked on a program to remodel or rebuild our Company restaurants in the United States and Canada. In order to maximize the benefits of this program, we use a methodology to select the Company restaurants in our portfolio that we expect will achieve the highest return on investment, thereby optimizing the use of our limited capital resources. We anticipate implementing a more cost effective remodeling solution which will focus spending on improvements that we believe will drive meaningful sales lifts to maximize the return on capital for ourselves and our franchisees. However, the restaurants that we select may not achieve the expected return on investment. Additionally, there can be no assurance that our restaurant remodeling efforts will have the impact on average restaurant sales or on return on investment that we anticipate. If our restaurant remodeling efforts are unsuccessful, our ability to increase our revenues and operating profits would be adversely affected.

Furthermore, our restaurant reimaging initiative depends on the ability, and willingness, of franchisees to accelerate the remodeling of their existing restaurants. Our franchisees may not be willing to commit to our new more efficient, cost-effective remodeling solution until we can demonstrate the positive impact on average restaurant sales. Once they are committed to engaging in such remodeling, many of our franchisees will need to borrow funds in order to finance these capital expenditures. We do not provide our franchisees with financing and therefore their ability to access borrowed funds depends on their independent relationships with various regional and national financial institutions. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants, and our future growth could be adversely affected. We have in the past offered, and may in the future decide to offer, our franchisees financial incentives to accelerate our restaurant development and reimaging initiatives. However, the cost of these financial incentives may have an adverse impact on our franchise revenues and operating results.

Our portfolio management program may adversely affect our results of operations and may not yield the long-term financial results that we expect.

We believe that our future growth and profitability will depend on our ability to successfully implement our portfolio management program, including refranchising Company restaurants and closing underperforming restaurants. As part of our portfolio management program we expect to accelerate the pace of refranchisings of our current Company restaurant portfolio within the next three to five years. However, refranchisings may have unexpected and negative short term effects on our results of operations. For example, (i) our Company restaurant margins could be adversely affected if the refranchised restaurants were more profitable than our average Company restaurant, (ii) our general and administrative expenses may increase as a result of severance and other termination costs incurred in connection with refranchisings and may continue to increase as a percentage of revenues unless we are able to identify costs to eliminate as a result of the transaction, or (iii) we may be required to recognize accounting or tax gains or losses on refranchising transactions, which could adversely affect our results of operations for a specific period.

Our ability to achieve the long-term benefits of our refranchising transactions will depend on (i) our ability to identify new or existing franchisees that are willing and able to pay commercially reasonable prices for such restaurants, (ii) our ability to sell Company restaurants in those markets where we desire to reduce our geographic concentration, (iii) our ability to reduce our overhead and fixed costs to reflect our lower restaurant count, and (iv) the ability and willingness of these new and existing franchisees to remodel the refranchised restaurants and develop new restaurants within the markets of the refranchised restaurants, and the pace of such remodeling and development activity. Our ability to recognize the long term benefits of any acquisition we may make as part of our portfolio management program will depend on our capacity to successfully identify acquisition targets, negotiate and close such transactions on commercially reasonable terms and integrate the operations of the acquired restaurants into our system. If we and our new franchisees are not successful, then we may not achieve the long-term financial results anticipated.

In addition, our ability to implement our portfolio management program in certain geographical areas may be limited by tax, accounting or other regulatory considerations.

Our international operations subject us to additional risks and costs and may cause our profitability to decline.

As of December 31, 2010, our restaurants were operated, directly by us or by franchisees, in 76 countries and U.S. territories (including Guam and Puerto Rico, which are considered part of our international business). During the Transition Period and fiscal 2010, our revenues from international operations represented 39% and 38%, respectively, of total revenues and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in the section and include the following:

•	governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•	the risk of single franchisee markets and single distributor markets;

•	the risk of markets in which we have granted subfranchising rights;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws;

•	changes in the laws and policies that govern foreign investment and trade in the countries in which we operate;

•	risks and costs associated with political and economic instability, corruption, anti-American sentiment and social and ethnic unrest in the countries in which we operate;

•	the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights;

•	risks arising from the significant and rapid fluctuations in currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	changing labor conditions and difficulties in staffing our international operations;

•	the impact of labor costs on our margins given our labor-intensive business model and the long-term trend toward higher wages in both mature and developing markets and the potential impact of union organizing efforts on day-to-day operations of our restaurants;

•	the effects of increases in the taxes we pay and other changes in applicable tax laws;

•	whether we can develop effective initiatives in underperforming markets that may be experiencing challenges such as low consumer confidence levels, negative consumer perceptions about our foods, slow economic growth or a highly competitive operating environment;

•	the nature and timing of decisions about underperforming markets or assets, including decisions that result in significant impairment charges that reduce our earnings; and

•	our ability to identify and secure appropriate real estate sites and to manage the costs and profitability of our growth in light of competitive pressures and other operating conditions that may limit pricing flexibility.

These factors may increase in importance as we expect to open new Company and franchise restaurants in international markets as part of our growth strategy.

Franchisees may not be willing or able to renew their franchise agreements with us.

Our franchise agreements typically have a 20-year term, and our franchisees may not be willing or able to renew their franchise agreements with us. For example, franchisees may decide not to renew due to low sales volumes, or high real estate costs, or may be unable to renew due to the failure to secure lease renewals. In order for a franchisee to renew its franchise agreement with us, it typically must pay a $50,000 franchise fee, remodel its restaurant to conform to our current standards and, in many cases, renew its property lease with its landlord. The average cost to remodel a stand-alone restaurant in the United States ranges from $200,000 to $525,000 and the average cost to replace the existing building with a new building is approximately $1.1 million. Franchisees generally require additional capital to undertake the required remodeling, which may not be available to the franchisee on acceptable terms or at all. If a substantial number of our franchisees cannot or decide not to, renew their franchise agreements with us, then our results of operations and financial condition would be adversely affected.

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

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as E. coli, bovine spongiform encephalopathy or “mad cow disease,” hepatitis A, trichinosis or salmonella, and food safety issues have occurred in the food industry in the past, and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as mad cow disease, which could give rise to claims or allegations on a retroactive basis. Any report or publicity linking us or one of our franchisees to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Outbreaks of disease, as well as influenza, could reduce traffic in our stores. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.

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

We are dependent on the efforts and abilities of our senior management, and our success will also depend on our ability to attract and retain additional qualified employees. Failure to attract personnel sufficiently qualified to execute our strategy, or to retain existing key personnel, could have a material adverse effect on our business.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with different statutory tax rates; changes in the valuation of deferred tax assets and liabilities; continued losses in certain international Company restaurant markets that could trigger a valuation allowance; changes in tax laws; the outcome of income tax audits in various jurisdictions around the world; taxes imposed upon sales of Company restaurants to franchisees; and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of a tax audit or related litigation could have a material effect on our income tax provision, net income (loss) or cash flows in the period or periods for which that determination is made.

In addition, as a result of our recent issuance of high yield notes and our new credit facility, our effective tax rate and our ability to utilize our foreign tax credits may be adversely impacted.

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

We generally cannot cancel these leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In the U.K., we have approximately 27 leases for properties that we sublease to franchisees in which the lease term with our landlords is longer than the sublease. As a result, we may be liable for lease obligations if such franchisees do not renew their subleases or if we cannot find substitute tenants.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand, which represents 37% of the total assets on our balance sheet as of December 31, 2010 (which percentage may materially change upon completion of the valuation of our assets as part of acquisition accounting), and we believe that our brand is very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

We may not be able to prevent third parties from infringing our intellectual property rights, and we may, from time to time, be required to institute litigation to enforce our trademarks or other intellectual property rights or to protect our trade secrets. Further, third parties may assert or prosecute infringement claims against us and we may or may not be able to successfully defend these claims. Any such litigation could result in substantial costs and diversion of resources and could negatively affect our revenue, profitability and prospects regardless of whether we are able to successfully enforce our rights.

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

In addition to decreasing our revenue and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our business, results of operations, financial condition and brand reputation, hindering our ability to attract and retain franchisees and grow our business in the United States and internationally.

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

Further, we may be subject to employee, franchisee, customer and other claims in the future based on, among other things, mismanagement of the system, unfair or unequal treatment, discrimination, harassment, violations of privacy and consumer credit laws, wrongful termination, and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past and if one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, results of operations and financial condition could be harmed.

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

Many governmental bodies, particularly those in the United States, the U.K. and Spain, have considered or begun to enact legislation to regulate high-fat, high-calorie and high-sodium foods as a way of combating concerns about obesity and health. Public interest groups have also focused attention on the marketing of high-fat, high-calorie and high-sodium foods to children in a stated effort to combat childhood obesity. As a result, laws have been enacted in certain places that limit distribution of free toy premiums only to customers purchasing kids’ meals that meet certain nutritional requirements. We may not have kids’ meals that meet these nutritional requirements and we may need to cease offering free toy premiums in these areas. Further, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, the Spanish government and certain industry organizations have focused on reducing advertisements that promote large portion sizes. We have made voluntary commitments to change our advertising to children under the age of 12 in the United States, Brazil and European Union. Regulators in Canada and in other countries are proposing to take steps to reduce the level of exposure to acrylamide, a potential carcinogen that naturally occurs in the preparation of foods such as french fries. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our foods. The cost of complying with these regulations could increase our expenses and the negative publicity arising from such legislative initiatives could reduce our future sales.

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

The Americans with Disabilities Act (“ADA”), prohibits discrimination on the basis of disability in public accommodations and employment. We have, in the past, been required to make certain modifications to our restaurants pursuant to the ADA. We recently settled a lawsuit regarding alleged ADA violations in 10 of the Burger

King restaurants that we lease to franchisees in California. The plaintiffs in that case recently filed suit against us with respect to the remaining 86 restaurants that we currently lease or leased in California. In addition, future mandated modifications to our facilities to make different accommodations for disabled persons and modifications required under the ADA could result in material unanticipated expense to us and our franchisees.

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

We use a combination of insurance and self-insurance for workers’ compensation coverage and health care plans. We record expenses under those plans based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums and expected health care trends. These estimates are then adjusted each year to reflect actual costs incurred. Actual costs under these plans are subject to variability that is dependent upon participant enrollment, demographics and the actual costs of claims made. In the event our cost estimates differ from actual costs, we could incur additional unplanned health care costs, which could adversely impact our financial condition.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. Among other things, the health care reform legislation includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation.

Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health care reform legislation on our business and the businesses of our U.S. franchisees over the coming years. Possible adverse effects of the health care reform legislation include reduced revenues, increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. In addition, our results of operations, financial position and cash flows could be materially adversely affected. Our U.S. franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.

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

We rely heavily on our computer systems and network infrastructure across our operations including, but not limited to, point-of-sale processing at our restaurants. Despite our implementation of security measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. If our technology systems were to fail, and we were unable to recover in a timely way, we could experience an interruption in our operations which could have a material adverse effect on our financial condition and results of operations. Furthermore, to the extent that some of our worldwide reporting systems require or rely on manual processes, it could increase the risk of a breach.

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

We may not properly effectuate our restructuring plan or we may not realize our anticipated cost savings from our significant cost savings initiatives.

We have recently implemented a restructuring plan throughout our global organization. We have undertaken the restructuring as part of our on-going cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into our business. In addition, we are also focused on reducing other corporate general and administrative expenses, including travel, technology, rental, maintenance, recruiting, utilities, training and communication costs, as well as professional fees and services. While we expect to benefit from the implementation of the restructuring plan and such other cost saving initiatives, estimates of cost savings are inherently uncertain, and we may not be able to achieve these cost savings within the periods we have projected or at all. In addition, our implementation of the restructuring plan and these cost saving initiatives is expected to require up front costs. Our ability to successfully realize cost savings and the timing of any realization may be affected by factors such as the need to ensure continuity in our operations, contracts, regulations and/or statutes governing employee/employer relationships, our ability to renegotiate supply contracts or find alternative suppliers and other factors. We may not be able to successfully effectuate our restructuring plan or contain our expenses. Our estimates of the expenses necessary to achieve the cost savings we have identified may not prove accurate, and any increase in such expenses may affect our ability to achieve our anticipated cost savings within the period we have projected, or at all. This may result in a material adverse effect on our financial position, results of operations and cash flows.

We are owned and controlled by 3G Capital and its interests may conflict with other stakeholders.

We are 100% owned by 3G, which in turn is controlled by 3G Capital. As a result 3G Capital has the power to elect all of the members of our board of directors and effectively has control over major decisions regardless of whether other stakeholders believe that any such decisions are in their own best interests. The interests of 3G Capital as equity holder may conflict with the interests of the other stakeholders. 3G Capital may have an incentive to increase the value of its investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the Senior Notes. In addition, 3G Capital may have an interest in pursuing acquisitions, divestitures, financings, capital expenditures or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to other stakeholders. 3G Capital is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

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

The following table presents information regarding our restaurant properties as of December 31, 2010:

		Leased
			Building/Land &	Total
	Owned(1)	Land	Building	Leases	Total

United States and Canada:
Company restaurants	320	211	453	664	984
Franchisee-operated properties	455	317	204	521	976
Non-operating restaurant locations	37	14	20	34	71
Offices and other(2)	—	—	6	6	6

Total	812	542	683	1,225	2,037

International:
Company restaurants	14	48	298	346	360
Franchisee-operated properties	3	3	82	85	88
Non-operating restaurant locations	4	—	10	10	14
Offices and other(2)	2	—	10	10	12

Total	23	51	400	451	474

(1)	Owned refers to properties where we own the land and the building.

(2)	Other properties include a consumer research center and storage facilities.

Item 3.	Legal Proceedings

Ramalco Corp. et al. v. Burger King Corporation, No. 09-43704CA05 (Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida). On July 30, 2008, BKC was sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. The court dismissed the plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. The court held a hearing on December 7, 2010 and stated that, in light of the ruling that the hours clause was unambiguous, it would grant BKC’s motion to dismiss, with prejudice, on seven of the eight claims in the amended complaint. The court denied the motion to dismiss on one claim in the amended complaint, that the hours clause was “unconscionable” under Florida law. The case will now continue through the discovery process on that remaining claim.

Castenada v. Burger King Corp. and Burger King Corporation., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit styled Vallabhapurapu v. Burger King Corporation, No. C11-00667 (U.S. District Court for the Northern District of California) was filed with respect to the other 86 restaurants. The Company intends to vigorously defend against all claims in the lawsuit, but the Company is unable to predict the ultimate outcome of this litigation.

National Franchisee Association v. Burger King Corporation, No. 09-CV-23435 (U.S. District Court for the Southern District of Florida) and Family Dining, Inc. v. Burger King Corporation, No. 10-CV-21964 (U.S. District Court for the Southern District of Florida). The National Franchisee Association, Inc. and several individual franchisees filed these class action lawsuits on November 10, 2009, and June 15, 2010, respectively, claiming to represent Burger King franchisees. The lawsuits seek a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK Value Menu sold by the franchisees, specifically the 1/4 lb. Double Cheeseburger and the Buck Double. The Family Dining plaintiffs also seek monetary damages for financial loss incurred by franchisees who were required to sell those products for no more than $1.00. In May 2010, the court entered an order in the National Franchisee Association case granting in part BKC’s motion to dismiss. The court held that BKC had the authority under its franchise agreements to set maximum prices but that, for purposes of a motion to dismiss, the NFA had asserted a “plausible” claim that BKC’s decision may not have been made in good faith. Both cases were consolidated into a single consolidated class action complaint which BKC moved to dismiss on September 22, 2010. On November 19, 2010, the court issued an order granting BKC’s motion to dismiss on all claims in the consolidated complaint with prejudice. On December 14, 2010, the plaintiffs filed a motion asking the court to reconsider its decision, and on December 17, 2010, the plaintiffs filed a notice of appeal to the U.S. Circuit Court of Appeals. On February 2, 2011, the court permitted the plaintiffs to file an amended complaint. Discovery is now complete, and the court has instructed BKC to file a motion for summary judgment by April 1, 2011.

On September 3, 2010, four purported class action complaints were filed in the Circuit Court for the County of Miami-Dade, Florida, captioned Darcy Newman v. Burger King Holdings, Inc. et. al., Case No. 10-48422CA30, Belle Cohen v. David A. Brandon, et. al., Case No. 10-48395CA32, Melissa Nemeth v. Burger King Holdings, Inc. et. al., Case No. 10-48424CA05 and Vijayalakshmi Venkataraman v. John W. Chidsey, et. al., Case No. 10-48402CA13, by purported shareholders of the Company, in connection with the tender offer and the Merger (as defined below). Each of the four complaints (collectively, the “Florida Actions”) names as defendants the Company, each member of the Company’s board of directors (the “Individual Defendants”) and 3G Capital. The suits generally allege that the Individual Defendants breached their fiduciary duties to the Company’s shareholders in connection with the proposed sale of the Company and that 3G Capital and the Company aided and abetted the purported breaches of fiduciary duties.

On September 8, 2010, another putative shareholder class action suit captioned Roberto S. Queiroz v. Burger King Holdings, Inc., et al., Case No. 5808-VCP was filed in the Delaware Court of Chancery against the Individual Defendants, the Company, 3G, 3G Capital, Blue Acquisition Holding Corporation and Blue Acquisition Sub, Inc. The complaint generally alleges that the Individual Defendants breached their fiduciary duty to maximize shareholder value by entering into the proposed transaction via an unfair process and at an unfair price, and that the merger agreement contains provisions that unreasonably dissuade potential suitors from making competing offers. On September 27, 2010, another putative shareholder class action suit captioned Robert Debardelaben v. Burger King Holdings, Inc., et al, Court of Chancery of the State of Delaware, Case No. 5850-UA was filed in the Delaware Court of Chancery against the Individual Defendants. Like the first Delaware Action, the Debardelaben complaint asserts that the Company’s directors breached their fiduciary duties in connection with the tender offer, and that the Company and 3G Capital aided and abetted that breach. This action also seeks both monetary and injunctive relief. On September 29, 2010, the Delaware court entered an order consolidating the Debardelaben and Queiroz actions (“Delaware Actions”).

On December 30, 2010, a proposed settlement was reached with the plaintiffs in the Florida Actions and Delaware Actions. The principal terms of the proposed settlement include additional disclosures about the Merger that were provided to Burger King shareholders in the Company’s amended schedule 14D-9, dismissal of the Florida and Delaware actions, mutual releases and the payment of up to $1 million in attorneys’ fees and expenses to Plaintiffs’ counsel.

On March 16, 2011, the Florida court preliminarily approved the proposed settlement and ordered that the class be provided with notice of the proposed settlement.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Prior to our acquisition by 3G, our common stock was listed on the New York Stock Exchange under the ticker symbol “BKC”. As a result of the acquisition, our common stock ceased to be traded on the New York Stock Exchange after close of market on October 19, 2010. The terms of our Senior Notes Indenture require that we continue to file periodic reports that we would be required to file with the SEC if we were subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Note 11 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Dividend Policy

We paid a quarterly cash dividend of $0.0625 per share on September 30, 2010 to our shareholders of record at the close of business on September 14, 2010, prior to the effective date of the Merger.

Although we do not currently have a dividend policy, we may declare dividends opportunistically if the Board of Directors of the Company determines that it is in the best interests of the shareholders. The terms of the New Credit Agreement and the Senior Notes Indenture limit our ability to pay cash dividends in certain circumstances. In addition, because we are a holding company, our ability to pay cash dividends on shares (including fractional shares) of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under the New Credit Agreement and the Senior Notes Indenture. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Item 6.	Selected Financial Data

On October 19, 2010, we were acquired by an affiliate of 3G Capital in a transaction accounted for as a business combination. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Successor” refer to Burger King Holdings, Inc. and all its subsidiaries, including BKC, for the period subsequent to this acquisition. All references to our “Predecessor” refer to Burger King Holdings, Inc. and all its subsidiaries, including BKC, for all periods prior to the acquisition, which operated under a different ownership and capital structure. In addition, the acquisition was accounted for under the acquisition method of accounting, which resulted in purchase price allocations that affect the comparability of results of operations for periods before and after the acquisition.

The following tables present selected consolidated financial and other data for us and our Predecessor for each of the periods indicated. The selected historical financial data as of December 31, 2010 and for the period October 19, 2010 to December 31, 2010 have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data for our Predecessor as of June 30, 2010 and 2009 and for the period July 1, 2010 to October 18, 2010 and fiscal years ended June 30, 2010, 2009 and 2008 have been derived from our Predecessor’s audited consolidated financial statements and the notes thereto included in this report. The selected historical financial data for our Predecessor as of June 30, 2008, 2007 and 2006 and for fiscal years ended June 30, 2007 and 2006 have been derived from the audited consolidated financial statements and the notes thereto of our Predecessor, which are not included in this report.

The combined financial data for the combined period of July 1, 2010 to December 31, 2010 have been derived from the audited consolidated financial statements of our Predecessor and us, but have not been audited on a combined basis, do not comply with generally accepted accounting principles and are not intended to represent what our operating results would have been if the Merger (as defined below) had occurred at the beginning of the period. The other operating data for the period of October 19, 2010 to December 31, 2010 has been derived from our internal records. The other operating data for the period of July 1, 2010 to October 18, 2010 and for the fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006 were derived from the internal records of our Predecessor.

The selected consolidated financial and other operating data presented below contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations as of and for the periods presented. The selected historical consolidated financial and other operating data included below and elsewhere in this report are not necessarily indicative of future results. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Financial Statements and Supplementary Data” in Part II, Item 8 of this report.

As of October 19, 2010, all of our common shares were indirectly held by 3G; therefore we have not reported earnings per share.

	Combined	Successor	Predecessor
		For the Period of	For the Period of
	Six Months Ended	October 19, 2010 to	July 1, 2010 to	For the Fiscal Years Ended June 30,
	December 31, 2010	December 31, 2010	October 18, 2010	2010	2009	2008	2007	2006
		(In millions, except per share data)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$846.2	$331.7	$514.5	$1,839.3	$1,880.5	$1,795.9	$1,658.0	$1,515.6
Franchise revenues	280.7	111.5	169.2	549.2	543.4	537.2	459.5	419.8
Property revenues	56.6	22.6	34.0	113.7	113.5	121.6	116.2	112.4

Total revenues	1,183.5	465.8	717.7	2,502.2	2,537.4	2,454.7	2,233.7	2,047.8
Income (loss) from operations(1)	30.0	(71.5)	101.5	332.9	339.4	354.2	294.6	171.3
Net income (loss)	$(34.5)	$(105.6)	$71.1	$186.8	$200.1	$189.6	$148.1	$27.1
Cash dividends per common share(2)	N/A	N/A	$0.06	$0.25	$0.25	$0.25	$0.13	$3.42

	Combined	Successor	Predecessor
		For the Period of	For the Period of
	Six Months Ended	October 19, 2010 to	July 1, 2010 to	For the Fiscal Years Ended June 30,
	December 31, 2010	December 31, 2010	October 18, 2010	2010	2009	2008	2007	2006
			(In millions)
Other Financial Data:
Net cash (used for) provided by operating activities	$(6.9)	$(128.2)	121.3	$310.4	$310.8	$243.4	$110.4	$67.0
Net cash used for investing activities	(3,350.1)	(3,345.3)	(4.8)	(134.9)	(242.0)	(199.3)	(77.4)	(66.7)
Net cash provided by (used for) financing activities	3,366.8	3,396.4	(29.6)	(96.9)	(105.5)	(62.0)	(126.9)	(172.6)
Capital expenditures	46.6	28.4	18.2	150.3	204.0	178.2	87.3	85.1
Adjusted EBITDA(3)	230.0	95.1	134.9	460.9	455.6	460.6	387.3	345.6

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009	2008	2007	2006
			(In millions)
Balance Sheet Data:
Cash and cash equivalents	$207.0	$187.6	$121.7	$166.0	$169.4	$258.8
Total assets(4)	5,559.4	2,747.2	2,707.1	2,686.5	2,516.8	2,552.0
Total debt and capital lease obligations(4)	2,748.6	826.3	888.9	947.4	942.5	1,064.3
Total liabilities(4)	4,104.4	1,618.8	1,732.3	1,842.0	1,801.2	1,984.5
Total stockholders’ equity(4)	1,455.0	1,128.4	974.8	844.5	715.6	566.6

	Combined	Predecessor
	For the Six Months
	Ended December 31,	For the Fiscal Years Ended June 30,
	2010	2010	2009	2008	2007	2006

Other Operating Data:
Comparable sales growth(5)(6)(7)	(2.7)%	(2.3)%	1.2%	5.4%	3.4%	1.9%
Sales growth(5)(6)	2.2%	2.1%	4.2%	8.3%	4.9%	2.1%
Average restaurant sales (in thousands)(6)	$622	$1,244	$1,259	$1,301	$1,193	$1,126

(1)	Amount includes $77.7 million of transaction costs, $67.2 million of restructuring costs and $11.8 million of acquisition accounting adjustments for the period from October 19, 2010 to December 31, 2010.

(2)	The cash dividend paid in fiscal 2006 represents a special dividend paid prior to our Predecessor’s initial public offering.

(3)	EBITDA is defined as earnings (net income or loss) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Adjusted EBITDA represents EBITDA as further adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. Adjusted EBITDA is a tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. We also believe that EBITDA and Adjusted EBITDA improve the comparability of Predecessor and Successor results of operations because the application of acquisition accounting resulted in non-comparable depreciation and amortization for Predecessor and Successor periods. Additionally, we incurred significant expenses in connection with the Transactions and our Restructuring Plan in the period October 19, 2010 to December 31, 2010, which we reflect as adjustments to EBITDA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability of Results of Operations”.

EBITDA and Adjusted EBITDA are used as part of our incentive compensation program for our executive officers and others and are factors in our tangible and intangible asset impairment tests. EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S., or U.S. GAAP.

We also believe EBITDA and Adjusted EBITDA are useful to investors, analysts and other external users of our consolidated financial statements because they are widely used by investors to measure operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash stock compensation expense and other infrequent or unusual items, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired.

EBITDA and Adjusted EBITDA have limitations as analytic tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results of operations as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect our interest expense, or cash requirements necessary to service interest or principal payments, on our debt;

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or cash requirements to pay our taxes;

•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect our significant pension and post-retirement obligations;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Moreover, our presentation of Adjusted EBITDA is different than Adjusted EBITDA as defined in our debt financing agreements.

The following table is a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA:

	Combined	Successor	Predecessor
		For the Period from	For the Period from
	Six Months Ended	October 19, 2010 to	July 1, 2010 to	For the Fiscal Years Ended June 30,
	December 31, 2010	December 31, 2010	October 18, 2010	2010	2009	2008	2007	2006
Net income (loss)	$(34.5)	$(105.6)	$71.1	$186.8	$200.1	$189.6	$148.1	$27.1
Interest expense, net	75.6	61.0	14.6	48.6	54.6	61.2	67.8	89.8
Income tax expense (benefit)	(11.1)	(26.9)	15.8	97.5	84.7	103.4	78.7	54.4
Depreciation and amortization	64.6	33.4	31.2	111.7	98.1	95.6	88.8	87.9

EBITDA	94.6	(38.1)	132.7	444.6	437.5	449.8	383.4	259.2
Stock-based compensation expense(a)	5.8	—	5.8	17.0	16.2	11.4	4.9	0.5
Other operating (income) expense, net(b)	(15.3)	(11.7)	(3.6)	(0.7)	1.9	(0.6)	(1.0)	(2.1)
Compensation-related costs of the Transactions(c)	34.5	34.5	—	—	—	—	—	—
Transaction costs(d)	43.2	43.2	—	—	—	—	—	—
Restructuring Plan and Realignment(e)	67.2	67.2	—	—	—	—	—	15.0
Compensatory make-whole payment(f)	—	—	—	—	—	—	—	34.0
Management fees and management agreement termination fee(g)	—	—	—	—	—	—	—	39.0

Adjusted EBITDA	$230.0	$95.1	$134.9	$460.9	$455.6	$460.6	$387.3	$345.6

(a)	Stock-based compensation expense related to expense for stock option plans, restricted stock units and restricted stock awards for employees of the Company. For the period from July 1, 2010 to October 18, 2010 and for fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006, the Company recognized stock-based compensation cost based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period, which is generally the vesting period of the equity award.

(b)	Represents income and expenses that are not directly derived from the Company’s primary business such as gains and losses on asset and business disposals, write-offs associated with Company restaurant closures, impairment charges, charges recorded in connection with acquisitions of franchise operations, gains and losses on currency transactions, gains and losses on foreign currency forward contracts and other miscellaneous items.

(c)	Represents the compensation-related expenses associated with the Transactions (as defined below). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability of Results of Operations — The Transactions” in Part II, Item 7 of this report.

(d)	Represents the transaction expenses associated with the Transactions, consisting principally of investment banking fees and legal fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability of Results of Operations — The Transactions” in Part II, Item 7 of this report.

(e)	In the period October 19, 2010 to December 31, 2010, we recorded charges totaling $67.2 million for severance and other compensation-related items in connection with our restructuring plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Comparability of Results of Operations — Restructuring Plan” in Part II, Item 7 of this report. In fiscal 2006, we recorded expenses totaling $15 million in connection with a global realignment and executive severance.

(f)	Represents a payment to stock option and restricted stock holders in connection with a February 2006 financing transaction and dividend payment.

(g)	In February 2006, we entered into an agreement to terminate a management fee with the previous owners of our equity interests in exchange for a fee of $30 million. Prior to the termination, we paid management fees equal to 0.5% of our annual revenue.

(4)	Amounts include acquisition accounting adjustments as a result of the Merger. Refer to Note 1 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

(5)	Comparable sales growth and sales growth are analyzed on a constant currency basis, which means they are calculated by translating current year results at prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.

(6)	Unless otherwise stated, comparable sales growth, sales growth and average restaurant sales are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Measures” in Part II, Item 7 of this report.

(7)	Comparable sales growth refers to the change in restaurant sales in one period from the same period in the prior year for restaurants that have been open for thirteen months or longer.

Burger King Holdings, Inc. and Subsidiaries Restaurant Count

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	Successor	Predecessor
	As of December 31,	As of December 31,	As of June 30,
	2010	2009	2010	2009
Number of Company restaurants:
U.S. & Canada	984	1,029	987	1,043
EMEA/APAC	264	299	303	294
Latin America	96	94	97	92

Total Company restaurants	1,344	1,422	1,387	1,429

Number of franchise restaurants:
U.S. & Canada	6,566	6,516	6,562	6,491
EMEA/APAC	3,297	3,129	3,184	3,019
Latin America	1,044	1,011	1,041	986

Total franchise restaurants	10,907	10,656	10,787	10,496

Number of system-wide restaurants:
U.S. & Canada	7,550	7,545	7,549	7,534
EMEA/APAC	3,561	3,428	3,487	3,313
Latin America	1,140	1,105	1,138	1,078

Total system-wide restaurants	12,251	12,078	12,174	11,925

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with Part II, Item 6 “Selected Financial Data” and our audited Consolidated Financial Statements and the related notes thereto included in Item 8 “Financial Statements and Supplementary Data”. In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described under Item 1A, “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report.

All references to the Transition Period in this section are to the six months ended December 31, 2010, derived by adding the audited results of operations of our Predecessor from July 1, 2010 to October 18, 2010 to our audited results of operations from October 19, 2010 to December 31, 2010. The combined financial data for the Transition Period do not comply with generally accepted accounting principles and are not intended to represent what our operating results would have been if the acquisition had occurred at the beginning of the period because the periods being combined are under two different bases of accounting as a result of the acquisition on October 19, 2010. See “Factors Affecting Comparability — The Transactions.” References to fiscal 2010, fiscal 2009 and fiscal 2008 in this section are to our Predecessor’s fiscal years ended June 30, 2010, 2009 and 2008, respectively. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means that these measures include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 90% of our current system-wide restaurants are franchised.

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

Approximately 90% of our current restaurants are franchised, but we expect the percentage of franchise restaurants to increase as we implement our portfolio management strategy of refranchising up to half of our Company restaurants within the next three to five years. The current 90/10 ratio of franchise restaurants to Company restaurants applies on a worldwide basis, but may not reflect the ratio of franchise restaurants to Company restaurants in any specific market or region. We believe that a restaurant ownership mix that is heavily weighted to franchise restaurants is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a base of Company restaurants to demonstrate credibility with franchisees in launching new initiatives. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

Our international operations are impacted by fluctuations in currency exchange rates. In Company markets located outside of the United States, we generate revenues and incur expenses denominated in local currencies. These revenues and expenses are translated using the average rates during the period in which they are recognized, and are impacted by changes in currency exchange rates. In many of our franchise markets, our franchisees pay royalties to us in currencies other than the local currency in which they operate; however, as the royalties are calculated based on local currency sales, our revenues are still impacted by fluctuations in currency exchange rates. We review and analyze business results excluding the effect of currency translation and calculate certain incentive compensation for management and corporate level employees based on these results believing this better represents our underlying business trends.

Recent Developments

Merger and Acquisition Financing Transactions

On October 19, 2010, we completed a merger (the “Merger”) with Blue Acquisition Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Burger King Worldwide Holdings, Inc., formerly known as Blue Acquisition Holding Corporation, a Delaware corporation (the “Parent”). Parent is wholly-owned by 3G Special Situations Fund II, L.P. (“3G”), which is an affiliate of 3G Capital Partners, Ltd., an investment firm based in New York (“3G Capital” or the “Sponsor”). In accordance with the terms of the Merger Agreement, Merger Sub completed its acquisition of 100% of the Company’s equity (the “Acquisition”) and merged with and into the Company, with the Company continuing as the surviving corporation. We became a wholly-owned subsidiary of Parent, and our common stock ceased to be traded on the New York Stock Exchange after close of market on October 19, 2010. In connection with the Merger and as part of the financing for the consideration paid in the Merger, on October 19, 2010, (i) BKC, as borrower, entered into a Credit Agreement dated as of October 19, 2010 with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time (the “New Credit Agreement”), and (ii) Merger Sub issued and BKC assumed $800.0 million of 9 7/8% Senior Notes due 2018 (the “Senior Notes”). The issuance of the Senior Notes and the entering into of the New Credit Agreement are collectively referred to herein as the “Acquisition Financing Transactions”. We refer to the Acquisition, the Merger and the Acquisition Financing Transactions collectively as the “Transactions”.

Change in Fiscal Year

On November 5, 2010, our Board of Directors approved a change in fiscal year end from June 30 to December 31. The change became effective at the end of the quarter ended December 31, 2010. All references to “fiscal years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2010, ended on June 30.

Restructuring plan

We have recently implemented a global restructuring plan that has resulted in work force reductions throughout our organization. In the United States, approximately 375 corporate and field positions were eliminated, the majority of which were based at our headquarters in Miami, Florida. In addition, approximately 250 corporate and field positions were eliminated in Canada, Latin America, EMEA and APAC. The restructuring is part of our on-going cost reduction efforts with the goal of driving efficiencies and creating fiscal resources that will be reinvested into our business.

As a result of these work force reductions in North America and Latin America, we incurred total charges of approximately $41 million related to severance benefits and other severance-related expenses, which we recorded as selling, general and administrative expenses in the quarter ended December 31, 2010. These restructuring charges will result in future cash expenditures. We estimate that overall salary and fringe expense classified as part of general and administrative expenses (“G&A”) in North America and Latin America will decrease on an annual run rate basis by approximately $40 million to $50 million. We expect to see the benefit of these cost reductions beginning in the first quarter of fiscal 2011. If we are not able to maintain our operations with a reduced workforce, we may incur additional G&A and therefore may not achieve these estimated cost reductions.

As a result of the work force reductions in EMEA and APAC, we have incurred total charges of approximately $16 million to date related to severance benefits and other severance-related expenses, which we recorded as selling, general and administrative expenses in the quarter ended December 31, 2010. These restructuring charges will result in future cash expenditures. We estimate that overall salary and fringe expense in these regions will decrease on an annual run rate basis by approximately $15 million to $20 million as a result of these work force reductions. However, we are unable to determine the expected timing of the benefits from these cost reductions.

The above-described work force reductions will not impact the number of employees at the Burger King restaurants that we operate in any of our business segments.

Key Business Measures

We use three key business measures as indicators of our operational performance: comparable sales growth, average restaurant sales and sales growth. These measures are important indicators of the overall direction, trends of sales and the effectiveness of our advertising, marketing and operating initiatives and the impact of these on the entire Burger King system. Comparable sales growth and sales growth are provided by reportable segments and are analyzed on a constant currency basis, which means they are calculated by translating current year results at prior year average exchange rates to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trend, without distortion from the effect of currency movements.

Comparable Sales Growth

Comparable sales growth refers to the change in restaurant sales in one period from the same period in the prior year for restaurants that have been open for 13 months or longer as of the end of the most recent period. Company comparable sales growth refers to comparable sales growth for Company restaurants and franchise comparable sales growth refers to comparable sales growth for franchise restaurants. We believe comparable sales growth is a key indicator of our performance, as influenced by our strategic initiatives and those of our competitors.

	For the Six
	Months Ended		For the Fiscal Years
	December 31,		Ended June 30,
	2010	2009	2010	2009	2008
	(In constant currencies)

Company Comparable Sales Growth:
U.S. & Canada	(4.9)%	(2.1)%	(2.4)%	0.5%	2.6%
EMEA/APAC	(0.7)%	(1.2)%	(2.1)%	0.1%	3.8%
Latin America	(3.1)%	(5.3)%	(4.1)%	(3.2)%	1.8%
Total Company Comparable Sales Growth	(3.8)%	(2.0)%	(2.4)%	0.3%	2.9%
Franchise Comparable Sales Growth:
U.S. & Canada	(5.0)%	(4.3)%	(4.1)%	0.4%	5.8%
EMEA/APAC	(0.2)%	1.2%	1.2%	3.3%	5.6%
Latin America	6.8%	(3.5)%	(1.1)%	2.3%	4.5%
Total Franchise Comparable Sales Growth	(2.5)%	(2.6)%	(2.3)%	1.4%	5.7%
System-wide Comparable Sales Growth:
U.S. & Canada	(5.0)%	(4.0)%	(3.9)%	0.4%	5.4%
EMEA/APAC	(0.2)%	1.0%	0.8%	2.9%	5.4%
Latin America	6.2%	(3.6)%	(1.3)%	1.9%	4.3%
Total System-wide Comparable Sales Growth	(2.7)%	(2.5)%	(2.3)%	1.2%	5.4%

We experienced negative system-wide comparable sales growth of 2.7% (in constant currencies) for the Transition Period, driven primarily by negative comparable sales growth in the U.S. and Canada of 5.0%, largely due to lower traffic compared to the six months ended December 31, 2009, when traffic was supported by value promotions, such as our 1/4 lb. Double Cheeseburger promotion. Traffic declines in the U.S. and Canada were partially offset by an increase in average ticket, driven by discontinued value promotions and the successful launch of higher-priced premium products, such as the Steakhouse XT. Additionally, our U.S. and Canada comparable sales during the breakfast day part benefited from the successful introduction of our new BK® Breakfast Menu. The negative comparable sales growth in the U.S. and Canada was partially offset by positive comparable sales growth in Latin America, which was driven by results in Brazil, Puerto Rico, Argentina and Central America, partially offset by negative comparable sales growth in Mexico. EMEA/APAC comparable sales were slightly negative for the Transition Period, as negative comparable sales growth in Germany and the U.K. were partially offset by positive comparable sales growth in the Netherlands, Turkey, Australia and China.

Negative system-wide comparable sales growth of 2.3% (in constant currencies) for the fiscal year ended June 30, 2010, was primarily driven by negative comparable sales growth in the U.S. and Canada, resulting from continued macroeconomic weakness, including high levels of unemployment and underemployment, and lower average check as consumer purchases shifted toward value menu options and value promotions in the U.S., such as the 1/4 lb. Double Cheeseburger, Buck Double and $1 BK® Breakfast Muffin Sandwich promotions. These factors were partially offset by increased traffic and the successful introduction of higher-priced premium products, such as the Steakhouse XT burger line, BK Fire-Grilled Ribs limited-time offer and BKtm Breakfast Bowl. In addition, system-wide comparable sales growth for the fiscal year was adversely affected by negative comparable sales growth in the Latin America segment and adverse weather conditions in the U.S., U.K. and Germany, which severely impacted sales and traffic during the months of January and February. Negative comparable sales growth in the U.S. and Canada and Latin America segments was partially offset by positive comparable sales growth in EMEA/APAC, primarily driven by positive comparable sales growth in Spain, the U.K., Turkey, Australia and New Zealand, partially offset by negative comparable sales growth in Germany.

Positive system-wide comparable sales growth of 1.2% (in constant currencies) for the fiscal year ended June 30, 2009, was due to positive comparable sales growth across all reportable segments, driven by the EMEA/APAC segment. Positive comparable sales were primarily driven by our strategic pricing initiatives, operational improvements, value-driven promotions such as the King Dealstm in Germany, the U.K. and Spain and the Whopper sandwich and Whopper Jr.® sandwich value meal promotions in Australia, as well as high quality premium products such as Whopper sandwich limited time offers throughout the segment. Although comparable sales for the period were positive in the U.S. and Canada, comparable sales for the period were negatively impacted by significant traffic declines during the third and fourth fiscal quarters, driven by continued adverse macroeconomic conditions, including higher unemployment, more customers eating at home and heavy discounting by other restaurant chains. In Latin America, although comparable sales increased, our sales performance was negatively impacted by significant traffic declines in the third and fourth fiscal quarters, particularly in Mexico, due to continued adverse socioeconomic conditions and the resulting slowdown in tourism, the H1N1 flu pandemic in Mexico and South America, the devaluation of local currencies and lower influx of remittances from the U.S. Comparable sales in fiscal 2009 were also adversely affected by softer performance in Puerto Rico due to the introduction of a VAT tax, which negatively affected disposable income.

Average Restaurant Sales

Average restaurant sales at all Company and franchise restaurants, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced mostly by comparable sales performance and restaurant openings and closures and also includes the impact of movement in currency exchange rates.

	For the Six Months Ended
	December 31,		For the Fiscal Years Ended June 30,
	2010	2009	2010	2009	2008
	(In thousands)

System-wide Average Restaurant Sales	$622	$641	$1,244	$1,259	$1,301

System-wide ARS decreased during the Transition Period, primarily as a result of negative system-wide comparable sales growth of 2.7% (in constant currencies) and $4,000 of unfavorable impact from the movement of currency exchange rates.

System-wide ARS decreased during fiscal 2010, primarily as a result of negative system-wide comparable sales growth of 2.3% (in constant currencies) partially offset by $15,000 of favorable impact from the movement of currency exchange rates.

System-wide ARS decreased during fiscal 2009, primarily a result of $55,000 of unfavorable impact from the movement of currency exchange rates, partially offset by system-wide comparable sales growth of 1.2% (in constant currencies).

Sales Growth

Sales growth refers to the change in sales at all Company and franchise restaurants in one period from the same period in the prior year. Sales growth is an important indicator of the overall direction and trends of sales and income from operations on a system-wide basis. Sales growth is influenced by restaurant openings and closures and comparable sales growth, as well as the effectiveness of our advertising and marketing initiatives and featured products.

	For the Six Months Ended		For the Fiscal Years Ended
	December 31,		June 30,
	2010	2009	2010	2009	2008
	(In constant currencies)

Sales Growth:
United States and Canada	(4.4)%	(3.1)%	(3.1)%	1.2%	6.0%
EMEA/APAC	11.0%	8.0%	13.1%	9.7%	12.6%
Latin America	18.6%	(0.1)%	4.8%	8.5%	13.1%
Total System-wide Sales Growth	2.2%	0.4%	2.1%	4.2%	8.3%

System-wide sales growth for the Transition Period was positive, primarily as a result of a net increase of 173 restaurants during the trailing twelve-month period and positive comparable sales growth in Latin America, partially offset by negative comparable sales growth in the U.S. and Canada segment.

System-wide sales growth for the fiscal year ended June 30, 2010 was positive, primarily as result of a net increase of 249 restaurants in fiscal 2010 and positive comparable sales growth in EMEA/APAC, partially offset by negative comparable sales growth in the U.S. and Canada and Latin America.

System-wide sales growth for the fiscal year ended June 30, 2009 was positive, primarily due to a net increase of 360 restaurants in fiscal 2009 and positive system-wide comparable sales growth driven by EMEA/APAC.

Factors Affecting Comparability of Results of Operations

The Transactions

The Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 805, Business Combinations. Acquisition accounting provides a period of up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at October 19, 2010. As of December 31, 2010 we have recorded preliminary acquisition accounting allocations. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization), changes in favorable and unfavorable leases (and related amortization) and expenses related to incurring the debt that financed the Acquisition that were capitalized and amortize as interest expense. Refer to Note 1 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” describing the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed.

In connection with the Transactions, fees and expenses related to the Transactions totaled $91.2 million, including (1) $43.2 million consisting principally of investment banking and legal fees, (2) compensation related expenses of $34.5 million (which are included as a component of our general and administrative expenses) and (3) commitment fees of $13.5 million associated with the bridge loan available at the closing of the Transactions, which are included as a component of our interest expense.

Additionally, our interest expense is significantly higher following the Transactions than experienced by our Predecessor in prior periods due to the higher principal amount of debt outstanding during the Transition Period.

Restructuring Plan

As discussed above, on December 6, 2010, we began the implementation of a global restructuring plan that resulted in work force reductions throughout our organization. As a result of the work force reductions in North America and Latin America, we incurred total charges of approximately $41 million related to severance benefits and other severance-related expenses during the quarter ended December 31, 2010. Additionally, as of December 31, 2010 we incurred total charges of approximately $16 million related to severance benefits and other severance-related expenses in our EMEA and APAC regions.

The table below summarizes the factors affecting comparability of results of operations due to acquisition accounting, the restructuring plan and transaction costs incurred in connection with the Transactions.

Successor
For the Period from
October 19, 2010 to
December 31, 2010
(In millions)

The Transactions:
Revenues:
Property revenues	$0.2

Total effect on revenues	$0.2

Occupancy and other operating costs:
Depreciation — building and leasehold improvements	$2.4
Amortization — favorable/unfavorable leases	1.5
Lease straightline adjustment	0.3

Total effect on occcupancy and other operating costs	$4.2

Selling, general and administrative expenses:
Amortization of franchise agreements	$6.2
Compensation related	34.5
Transaction costs	43.2

Total effect on selling, general and administrative expenses	$83.9

Property expenses:
Depreciation — building and leasehold improvements	$0.5
Amortization — favorable/unfavorable leases	0.9
Lease straightline adjustment	0.2

Total effect on property expenses	$1.6

Total effect of the Transactions on Income (loss) from Operations	$(89.5)

Restructuring:
Selling, general and administrative expenses:
Compensation related	$10.1
Severance	57.1

Total effect of restructuring on Income (loss) from Operations	$(67.2)

Total effect on Income (loss) from Operations	$(156.7)

Total effect on Interest expense	$53.8

Results of Operations

The following table presents our results of operations for the periods indicated:

	Combined	Successor	Predecessor
		For the Period of	For the Period of
	Six Months Ended	October 19, 2010 to	July 1, 2010 to	Six Months Ended
	December 31, 2010	December 31, 2010	October 18, 2010	December 31, 2009	Increase/
	Amount	Amount	Amount	Amount	(Decrease)
	(In millions, except percentages)
Revenues:
Company restaurant revenues	$846.2	$331.7	$514.5	$946.0	(11)%
Franchise revenues	280.7	111.5	169.2	279.0	1%
Property revenues	56.6	22.6	34.0	57.3	(1)%

Total revenues	1,183.5	465.8	717.7	1,282.3	(8)%
Company restaurant expenses	738.6	294.1	444.5	819.6	(10)%
Selling, general and administrative expenses	397.0	240.2	156.8	256.9	55%
Property expenses	33.2	14.7	18.5	29.5	13%
Other operating (income) expenses, net	(15.3)	(11.7)	(3.6)	5.1	(NM )

Total operating costs and expenses	1,153.5	537.3	616.2	1,111.1	4%

Income (loss) from operations	30.0	(71.5)	101.5	171.2	(82)%
Interest expense, net	75.6	61.0	14.6	24.7	206%

Income (loss) before income taxes	(45.6)	(132.5)	86.9	146.5	(131)%
Income tax expense (benefit)	(11.1)	(26.9)	15.8	49.7	(122)%

Net income (loss)	$(34.5)	$(105.6)	$71.1	$96.8	(136)%

NM — Not meaningful

Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

The combined financial data for the Transition Period do not comply with generally accepted accounting principles and are not intended to represent what our operating results would have been if the Transactions had occurred at the beginning of the period because the periods being combined are under two different bases of accounting as a result of the Merger on October 19, 2010. See “Factors Affecting Comparability — The Transactions.”

Revenues

Company restaurant revenues

Total Company restaurant revenues decreased by $99.8 million, or 11%, to $846.2 million for the Transition Period, compared to the same period in the prior year, primarily due to a net decrease of 78 Company restaurants during the trailing twelve-month period ended December 31, 2010 (net of closures and sales of Company restaurants to franchisees, or “refranchisings”), including the net refranchising of 82 Company restaurants as part of our ongoing portfolio management initiative. Company restaurant revenues also decreased as a result of negative worldwide Company comparable sales growth of 3.8% (in constant currencies) and $8.9 million of unfavorable impact from the movement of currency exchange rates.

In the U.S. and Canada, Company restaurant revenues decreased by $57.9 million, or 9%, to $599.1 million for the Transition Period, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth of 4.9% (in constant currencies) and a net decrease of 45 Company restaurants during the trailing twelve-month period ended December 31, 2010, including the net refranchising of 44 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by $3.3 million of favorable impact from the movement of currency exchange rates in Canada.

In EMEA/APAC, Company restaurant revenues decreased by $42.8 million, or 17%, to $215.7 million for the Transition Period, compared to the same period in the prior year, primarily due to $13.5 million of unfavorable impact from the movement of currency exchange rates, a net decrease of 35 Company restaurants during the trailing twelve-month period ended December 31, 2010, including the net refranchising of 38 Company restaurants as part of our ongoing portfolio management initiative, and negative Company comparable sales growth of 0.7% (in constant currencies).

In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $0.9 million, or 3%, to $31.4 million for the Transition Period, compared to the same period in the prior year. The increase was primarily the result of a net increase of two Company restaurants during the trailing twelve-month period ended December 31, 2010 and $1.4 million of favorable impact from the movement of currency exchange rates, partially offset by negative Company comparable sales growth of 3.1% (in constant currencies).

Franchise revenues

Franchise revenues consist of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid to us by our franchisees. Total franchise revenues increased by $1.7 million, or 1%, to $280.7 million for the Transition Period, compared to the same period in the prior year, primarily due to a net increase of 251 franchise restaurants during the trailing twelve-month period ended December 31, 2010, including the net refranchising of 82 Company restaurants, and a higher effective royalty rate in EMEA. These factors were partially offset by negative worldwide franchise comparable sales growth of 2.5% (in constant currencies), $3.2 million of unfavorable impact from the movement of currency exchange rates and a $0.5 million reduction in initial franchise fees.

In the U.S. and Canada, franchise revenues decreased by $6.5 million, or 4%, to $152.3 million for the Transition Period, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 5.0% (in constant currencies), an $0.8 million reduction in renewal franchise fees and a $0.7 million reduction in initial franchise fees primarily in the U.S. These factors were partially offset by a net increase of 50 franchise restaurants, including the net refranchising of 44 Company restaurants during the trailing twelve-month period ended December 31, 2010. The impact from the movement of currency exchange rates was not significant in this segment for the period.

Franchise revenues in EMEA/APAC increased by $4.4 million, or 5%, to $101.0 million for the Transition Period, compared to the same period in the prior year. This increase was primarily due to a net increase of 168 franchise restaurants during the trailing twelve-month period ended December 31, 2010, including the net refranchising of 38 Company restaurants, and a higher effective royalty rate in EMEA driven by refranchisings in Germany and the Netherlands. Partially offsetting these factors was $3.8 million of unfavorable impact from the movement of currency exchange rates and negative franchise comparable sales growth of 0.2% (in constant currencies) due to negative comparable sales growth in EMEA of 0.6% (in constant currencies), partially offset by positive comparable sales growth in APAC of 1.2% (in constant currencies).

Latin America franchise revenues increased by $3.8 million, or 16%, to $27.4 million for the Transition Period, compared to the same period in the prior year. The increase was primarily the result of a net increase of 33 franchise restaurants during the trailing twelve-month period ended December 31, 2010, positive franchise comparable sales growth of 6.8% (in constant currencies), a $0.4 million increase in initial franchise fees primarily in Brazil and $0.5 million of favorable impact from the movement of currency exchange rates.

Property Revenues

Property revenues are derived from restaurants that we lease or sublease to franchisees. Total property revenues decreased by $0.7 million, or 1%, to $56.6 million for the Transition Period, compared to the same period in the prior year. Total property revenues decreased due to the net effect of changes to our portfolio of properties leased to franchisees, decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S. and $0.5 million of unfavorable impact from the movement of currency exchange rates, partially offset by acquisition accounting adjustments of $0.2 million.

In the U.S. and Canada, property revenues increased by $0.9 million, or 2%, to $46.3 million for the Transition Period, compared to the same period in the prior year. This increase was primarily due to an increase in the number of properties in our portfolio of properties leased to franchisees in the U.S., which includes the impact of refranchising Company restaurants and opening new restaurants leased or subleased to franchisees, and acquisition accounting adjustments of $0.2 million. These increases were partially offset by decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S.

Property revenues in EMEA/APAC decreased by $1.6 million, or 13%, to $10.3 million for the Transition Period, compared to the same period in the prior year, due to a reduction in the number of properties in our portfolio of properties leased to franchisees and $0.6 million of unfavorable impact from the movement of currency exchange rates.

Operating Costs and Expenses

Food, paper and product costs

Total food, paper and product costs decreased by $34.6 million, or 12%, to $265.2 million during the Transition Period, compared to the same period in the prior year, primarily as a result of an 11% decrease in Company restaurant revenues and $2.1 million of favorable impact from the movement of currency exchange rates, primarily in EMEA. These factors were partially offset by higher commodity prices in the U.S. We expect these elevated price levels to persist into fiscal 2011.

As a percentage of Company restaurant revenues, total food, paper and product costs decreased 0.4% to 31.3% during the Transition Period, compared to the same period in the prior year. The benefits realized from strategic pricing initiatives in the U.S. and Canada segment and changes in product mix in Latin America were partially offset by increased food cost as a percentage of revenue in EMEA/APAC.

In the U.S. and Canada, food, paper and product costs decreased by $23.3 million, or 11%, to $189.5 million during the Transition Period, compared to the same period in the prior year, primarily as a result of a 9% decrease in Company restaurant revenues. These factors were partially offset by higher commodity prices in the U.S. and $1.1 million of unfavorable impact from the movement of currency exchange rates in Canada. Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues decreased by 0.8% to 31.6%, primarily due to discontinued value promotions, such as the 1/4 lb. Double Cheeseburger, and the successful launch of higher-priced premium products, partially offset by higher commodity prices in the U.S.

In EMEA/APAC, food, paper and product costs decreased by $11.4 million, or 15%, to $63.5 million for the Transition Period, compared to the same period in the prior year, primarily as a result of a 17% decrease in Company restaurant revenues and $3.7 million of favorable impact from the movement of currency exchange rates, primarily in EMEA. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.4% to 29.4%, primarily due the refranchising of 22 Company restaurants in the Netherlands that historically generated higher margins than the rest of the region.

In Latin America, food, paper and product costs increased by $0.1 million, or 0.8%, to $12.2 million for the Transition Period, compared to the same period in the prior year, primarily as a result of $0.5 million of unfavorable impact from the movement of currency exchange rates, partially offset by a 3% decrease in Company restaurant revenues. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.8% to 38.9%, primarily due to changes in product mix.

Payroll and employee benefits costs

Payroll and employee benefits costs represent the wages paid to Company restaurant managers and staff, as well as the cost of their health insurance, other benefits and training. Total payroll and employee benefits costs decreased by $38.7 million, or 13%, to $252.5 million for the Transition Period, compared to the same period in the prior year. This decrease was primarily due to the net decrease of 78 Company restaurants during the trailing twelve-

month period ended December 31, 2010, including the net refranchising of 82 Company restaurants, $3.4 million of favorable impact from the movement of currency exchange rates and improved labor efficiencies in the U.S. and Canada and EMEA/APAC segments.

As a percentage of Company restaurant revenues, total payroll and employee benefits costs decreased by 1.0% to 29.8%, primarily due to benefits realized from improvements in variable labor controls and scheduling in our U.S. restaurants, as well as improved labor efficiencies in APAC and the U.K. These factors were partially offset by the adverse impact of sales deleverage on our fixed labor costs due to negative Company comparable sales growth across all segments.

In the U.S. and Canada, payroll and employee benefits costs decreased by $18.7 million, or 9%, to $184.8 million during the Transition Period, compared to the same period in the prior year, primarily due the net reduction of 45 Company restaurants during the trailing twelve-month period ended December 31, 2010, including the net refranchising of 44 Company restaurants, and improvements in variable labor controls and scheduling in our U.S. restaurants. These factors were partially offset by $1.1 million of unfavorable impact from the movement of currency exchange rates and a statutory increase in the hourly wage rate in Canada. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 0.2% to 30.8%, with the benefits realized from improvements in variable labor controls and scheduling in our U.S. restaurants largely offset by the adverse impact of sales deleverage on our fixed labor costs and an increase in the hourly wage rate in Canada.

In EMEA/APAC, payroll and employee benefits costs decreased by $20.0 million, or 24%, to $63.9 million during the Transition Period, compared to the same period in the prior year, primarily as a result of $4.7 million of favorable impact from the movement of currency exchange rates and the net decrease of 35 Company restaurants during the trailing twelve-month period ended December 31, 2010, including the net refranchising of 38 Company restaurants. Payroll and employee benefits costs also decreased due to improved labor efficiencies in APAC and the U.K. As a percentage of Company restaurant revenues, payroll and employee benefit costs decreased by 2.9% to 29.6% primarily as a result of an increase in the number of restaurants in Singapore, where labor rates are generally lower than the rest of EMEA/APAC, as a result of the acquisition of 35 restaurants in Singapore in March 2010, and improved labor efficiencies in APAC and the U.K.

In Latin America, payroll and employee benefits costs remained unchanged at $3.8 million during the Transition Period, compared to the same period in the prior year, primarily as a result of improved labor efficiencies offset by the net increase of two Company restaurants during the trailing twelve-month period ended December 31, 2010. As a percentage of Company restaurant revenues, payroll and employee benefit costs decreased by 0.4% to 12.1% primarily as a result improved labor efficiencies.

Occupancy and other operating costs

Occupancy and other operating costs represent rent, utility costs, insurance, repairs and maintenance costs, depreciation for restaurant property and other operating costs. Total occupancy and other operating costs decreased by $7.7 million, or 3%, to $220.9 million during the Transition Period, compared to the same period in the prior year, primarily due to the net decrease of 78 Company restaurants during the trailing twelve-month period ended December 31, 2010, including the net refranchising of 82 Company restaurants, and a $2.0 million of favorable impact from the movement of currency exchange rates. The decrease in occupancy and other operating costs was also due to a favorable adjustment to the self-insurance reserve in the U.S. and Canada and a decrease in start up expenses due to fewer openings in the current period compared to same period in the prior year. These factors were partially offset by a $4.2 million negative impact resulting from preliminary acquisition accounting adjustments.

As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 2.0% to 26.1% during the Transition Period, compared to the same period in the prior year, primarily as a result of the adverse impact of sales deleverage on our fixed occupancy and other operating costs, due to negative Company comparable sales growth across all segments, and the impact of acquisition accounting adjustments, partially offset by a favorable adjustment to the self-insurance reserve in the U.S. and Canada.

In the U.S. and Canada, occupancy and other operating costs decreased by $2.7 million, or 2%, to $145.2 million during the Transition Period, compared to the same period in the prior year. This decrease was primarily driven by the net reduction of 45 Company restaurants during the trailing twelve months ended December 31, 2010, including the net refranchising of 44 Company restaurants. Occupancy and other operating costs also decreased due to favorable adjustments to the self-insurance reserve. We made a $1.5 million favorable adjustment to the self insurance reserve to adjust our incurred but not reported confidence level and an additional $3.2 million favorable adjustment to the self insurance reserve as a result of favorable developments in our claim trends. Refer to Note 21 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”. These factors were partially offset by a $3.5 million effect of preliminary acquisition accounting and $0.8 million of unfavorable impact from the movement of currency exchange rates in Canada. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.7% to 24.2% due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs and the impact of acquisition accounting partially offset by favorable adjustments to the self-insurance reserve.

In EMEA/APAC, occupancy and other operating costs decreased by $6.3 million, or 9%, to $65.8 million during the Transition Period, compared to the same period in the prior year. The decrease was primarily due to the net decrease of 35 Company restaurants during the trailing twelve-month period ended December 31, 2010, including the net refranchising of 38 Company restaurants, and $3.2 million of favorable impact from the movement of currency exchange rates, primarily in EMEA. Occupancy and other operating costs also decreased due to a decrease in start up expenses attributable to fewer openings in the current period compared to same period in the prior year. These decreases were partially offset by acquisition accounting adjustments of $0.6 million. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 2.7% to 30.5%, primarily due to the adverse impact of sales deleverage on our fixed occupancy and other operating costs in EMEA and the impact of acquisition accounting adjustments, partially offset by positive Company comparable sales growth in APAC.

In Latin America, occupancy and other operating costs increased by $1.3 million, or 15%, to $9.9 million during the Transition Period, compared to the same period in the prior year, primarily attributable to $0.4 million of unfavorable impact from the movement of currency exchange rates, higher utility costs primarily due to a non-recurring charge in the current period, the net increase of two Company restaurants during the trailing twelve-month period ended December 31, 2010 and acquisition accounting adjustments of $0.1 million. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 3.4% to 31.5%, primarily as a result of the negative impact of sales deleverage on our fixed occupancy and other operating costs and higher utility costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses include the costs of field management for Company and franchise restaurants, costs of our operational excellence programs (including program staffing, training and restaurant food safety certifications), corporate overhead including corporate salaries and facilities, advertising and bad debt expense, net of recoveries and amortization of franchise agreements.

Selling expenses decreased by $5.1 million, or 11%, to $42.0 million for the Transition Period, compared to the same period in the prior year, primarily due to a $4.1 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of an 11% decrease in Company restaurant revenues, a $0.8 million decrease in sales promotions and $0.5 million of favorable impact from the movement of currency exchange rates for the Transition Period.

General and administrative expenses increased by $145.2 million, or 69%, to $355.0 million for the Transition Period, driven by a $151.1 million increase attributable to the Transactions and the one-time costs associated with implementation of our restructuring plan. Additionally, an increase in bad debt expense of $3.6 and a $1.6 million increase in a sales tax audit reserve compared to the same period in the prior year were partially offset by savings from reductions in travel and meetings of $3.6 million, a decrease in stock based compensation of $3.1 million and a decrease in office operating expense of $1.6 million. The increase in general and administrative expenses also reflects $6.3 million of favorable impact from the movement of currency exchange rates for the Transition Period.

As a result of the restructuring plan, we estimate that the overall salary and fringe expense included in general and administrative expenses will decrease on an annual run rate basis by approximately $55 million to $70 million. Additionally, as a result of the initial implementation of our Zero Based Budgeting program, we expect to significantly reduce other corporate general and administrative expenses, including travel, technology, rental, maintenance, recruiting, utilities, training and communication costs, as well as professional fees. However, we are unable to determine the expected timing of the benefits from theses cost reductions. Additionally, if we are unable to maintain our operations with a reduced workforce, we may incur additional general and administrative expenses and therefore may not achieve these estimated cost reductions.

Property Expenses

Property expenses include costs of depreciation and rent on properties we lease and sublease to franchisees. Total property expenses increased by $3.7 million, or 13%, to $33.2 million for the Transition Period, compared to the same period in the prior year, primarily attributable to a $1.6 million effect from preliminary acquisition accounting, increased rent expense resulting from the net effect of changes to our property portfolio in the U.S. and an increase in bad debt expense of $0.9 million. These factors were partially offset by $0.5 million of favorable impact from the movement of currency exchange rates and decreased rent expense from a reduction in the number of properties leased to franchisees in EMEA.

Other operating (income) expense, net

	Combined	Successor	Predecessor
	For the	For the Period of	For the Period of	For the
	Six Months Ended	October 19, 2010 to	July 1, 2010 to	Six Months Ended
	December 31, 2010	December 31, 2010	October 18, 2010	December 31, 2009
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(0.2)	$3.0	$(3.2)	$1.0
Litigation settlements and reserves, net	6.3	4.8	1.5	0.7
Foreign exchange net (gains) losses	(20.2)	(18.8)	(1.4)	1.1
Other, net	(1.2)	(0.7)	(0.5)	2.3

Other operating (income) expense, net	$(15.3)	$(11.7)	$(3.6)	$5.1

The amounts included in litigation settlements and reserves, net represent amounts reserved as our best estimate of losses to be incurred in connection with the disposition of the litigation matters further discussed in Note 21 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

The increase in foreign exchange net (gains) losses for the Transition Period compared to the same period in the prior year is primarily due to the foreign exchange impact of the €250 million New Term Loan Facility. See Note 11 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Income (loss) from Operations

	Combined	Successor	Predecessor
	For the	For the Period of	For the Period of	For the
	Six Months Ended	October 19, 2010 to	July 1, 2010 to	Six Months Ended
	December 31, 2010	December 31, 2010	October 18, 2010	December 31, 2009
Income (loss) from Operations:
United States and Canada	$177.9	$59.1	$118.8	$181.3
EMEA/APAC	29.7	(2.9)	32.6	42.8
Latin America	17.3	6.9	10.4	18.8
Unallocated	(194.9)	(134.6)	(60.3)	(71.7)

Total income (loss) from operations	$30.0	$(71.5)	$101.5	$171.2

Income from operations decreased by $141.2 million, or 82%, to $30.0 million during the Transition Period, compared to the same period in the prior year, due to a $140.1 million increase in selling, general and administrative expenses primarily related to the impact of the Transactions and the one-time costs associated with the implementation of our restructuring plan, an $18.8 million decrease in Company restaurant margin and a $4.4 million decrease in net property revenue. These factors were partially offset by a $20.4 million increase in other operating income, net and a $1.7 million increase in franchise revenues. (See Note 22 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for segment information disclosures).

For the Transition Period, the unfavorable impact on revenues from the movement of currency exchange rates was partially offset by the favorable impact of currency exchange rates on Company restaurant expenses and selling, general and administrative expenses, resulting in a net favorable impact on income from operations of $2.1 million.

Interest Expense, net

Interest expense, net increased by $50.9 million during the Transition Period, compared to the same period in the prior year, reflecting a $13.5 million bridge loan fee incurred in connection with the Transactions, a $2.4 million loss on early extinguishment of debt related to unamortized deferred financing costs associated with the Predecessor’s term loans and the effects of an increase in borrowings during the period resulting from the Transactions as well as higher interest rates, including the effect of the issuance of our Senior Notes which bear interest at 9.875%. The weighted average interest rate for the period of July 1, 2010 to October 18, 2010 was 4.4% which included the impact of interest rate swaps on 77% of our term debt. The weighted average interest rate for the period of October 19, 2010 to December 31, 2010, related to the $1,510.0 million tranche and €250.0 million tranche under the New Term Loan Facility was 6.82% and 7.11% for the period of October 19, 2010 to December 31, 2010, respectively, which included the effect of interest rate caps on 100% of our term debt. We expect the interest expense associated with our New Term Loan Facility to decrease as a result of the recent refinancing of this facility, which lowered our interest rate margins. However, aggregate interest expense will be significantly higher in future periods than experienced by our Predecessor in comparable periods as a result of our increased indebtedness.

Income Tax Benefit/Expense

Income tax benefit was $11.1 million for the Transition Period, resulting in an effective tax rate of 24.3%, primarily as a result of the Transactions and the current mix of income from multiple tax jurisdictions. Income tax expense was $49.7 million for the six months ended December 31, 2009, resulting in an effective tax rate of 33.9%, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.

See Note 15 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for further information regarding our effective tax rate.

Net Loss/Income

Our net income (loss) decreased by $131.3 million, or 136%, to a $34.5 million loss during the Transition Period, compared to the same period in the prior year, driven by an increase in selling, general and administrative expenses of $140.1 million, primarily as a result of the Transactions and the implementation of our restructuring plan, a $50.9 million increase in interest expense, net, an $18.8 million decrease in Company restaurant margin and a $4.4 million decrease in net property revenue. These factors were partially offset by a decrease in income tax expense of $60.8 million, a $20.4 million increase in other operating income, net and a $1.7 million increase in franchise revenues.

The following table presents our results of operations for the periods indicated:

	Predecessor
	For the Fiscal Years Ended June 30,
	2010	2009		2008
			Increase/		Increase/
	Amount	Amount	(Decrease)	Amount	(Decrease)
	(In millions, except percentages)

Revenues:
Company restaurant revenues	$1,839.3	$1,880.5	(2)%	$1,795.9	5%
Franchise revenues	549.2	543.4	1%	537.2	1%
Property revenues	113.7	113.5	0%	121.6	(7)%

Total revenues	2,502.2	2,537.4	(1)%	2,454.7	3%
Company restaurant expenses	1,614.8	1,643.7	(2)%	1,538.0	7%
Selling, general and administrative expenses	495.8	494.3	0%	501.0	(1)%
Property expenses	59.4	58.1	2%	62.1	(6)%
Other operating (income) expenses, net	(0.7)	1.9	NM	(0.6)	NM

Total operating costs and expenses	2,169.3	2,198.0	(1)%	2,100.5	5%
Income from operations	332.9	339.4	(2)%	354.2	(4)%
Interest expense, net	48.6	54.6	(11)%	61.2	(11)%

Income before income taxes	284.3	284.8	(0)%	293.0	(3)%
Income tax expense	97.5	84.7	15%	103.4	(18)%

Net income	$186.8	$200.1	(7)%	$189.6	6%

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

In the U.S. and Canada, payroll and employee benefits costs decreased by $14.1 million, or 3%, to $400.8 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily due to a net decrease in the number of Company restaurants and efficiencies gained from improvements in variable labor controls in our U.S. Company restaurants. Partially offsetting these factors was the unfavorable impact from the movement of currency exchange rates of $4.0 million in Canada and minimum wage increases in certain U.S. markets. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained unchanged at 31.1% due to the improvements in variable labor controls noted above which were offset by the unfavorable impact of sales deleverage on our fixed costs due to negative Company comparable sales growth in the U.S. and minimum wage increases in certain markets.

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

General and administrative expenses increased by $3.5 million, or 1%, to $404.5 million for the fiscal year ended June 30, 2010, compared to the prior fiscal year, largely driven by an increase in professional fees of $4.7 million, primarily related to information technology initiatives, incremental depreciation expense of $2.6 million due to a higher depreciable asset base compared to prior year, and higher salary and fringe benefit costs of $3.0 million including share-based compensation. These items were partially offset by savings from reductions in travel and meetings of $4.1 million and office operating expenses of $3.2 million. These fluctuations include the unfavorable impact from the movement of currency exchange rates of $4.3 million for the fiscal year ended June 30, 2010.

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

	Predecessor
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

	Predecessor
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

In EMEA/APAC, income from operations increased by $1.0 million, or 1%, to $84.6 million during the fiscal year ended June 30, 2010, compared to the prior fiscal year, primarily as a result of a $12.8 million increase in franchise revenues, a $2.3 million decrease in selling, general and administrative expenses and an increase in net property income of $0.5 million, partially offset by a $12.7 million decrease in Company restaurant margin and a $1.9 million decrease in other operating income, net. The decrease also reflects a $0.8 million of favorable impact from the movement of currency exchange rates.

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

Fiscal Year Ended June 30, 2009 compared to Fiscal Year Ended June 30, 2008

Revenues

Company Restaurant Revenues

Company restaurant revenues increased by $84.6 million, or 5%, to $1,880.5 million for the fiscal year ended June 30, 2009, compared to the prior fiscal year. This increase was primarily due to a net increase of 69 Company restaurants, including the net acquisition of 36 franchise restaurants during fiscal 2009, partially offset by $80.5 million of unfavorable impact from the significant movement of currency exchange rates.

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

	Predecessor
	For the Fiscal Years Ended June 30,
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

	Predecessor
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

Liquidity and Capital Resources

Overview

The Transactions required total cash of approximately $4.3 billion, which was used (i) to fund the cash consideration payable to our stockholders and equity award holders pursuant to the Merger Agreement, (ii) to repay existing indebtedness and accrued interest and prepayment premiums associated therewith, (iii) to settle a portion of our interest rate swaps existing on the Merger Date and (iv) to pay fees and expenses associated with the Transactions. These cash requirements were principally financed through $69.4 million of cash on hand, the equity contribution of 3G, borrowings under the New Term Loan Facility and the net proceeds from the issuance of our Senior Notes. See Note 1 of our accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for further information about the Transactions.

At December 31, 2010, we had cash and cash equivalents of $207.0 million and working capital of $82.4 million. We have historically operated with minimal positive working capital or negative working capital, like many restaurant companies, since our guests pay for their purchases in cash or by credit card at the time of purchase. Although we have significant receivables from franchisees, we also receive trade credit based upon negotiated terms in purchasing food and supplies and funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt. In addition at December 31, 2010, we had a borrowing capacity of $116.1 million under our New Revolving Credit Facility, net of $33.9 million of irrevocable standby letters of credit outstanding. Cash used for operations was $6.9 million for the Transition Period compared to $122.1 million cash provided for operations during the six months ended December 31, 2009.

Our primary sources of liquidity are cash generated by operations and occasional borrowings under our New Revolving Credit Facility. Our primary uses of cash are for debt service requirements, payments due under lease agreements, capital expenditures and the payment of income taxes. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our New Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future. We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our New Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so will depend on our achievement of forecasted levels of revenue and cash flows, which are dependent on many factors, many of which are beyond our control, including our marketing initiatives and restructuring activities designed to reduce our operating costs, as well as on prevailing economic conditions. If our cash flow and capital resources are insufficient to fund our debt service, lease and income tax obligations, we may be forced to reduce planned capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. However, in such an event, we cannot assure you that we will be able to mitigate a resource shortfall by selling assets or raising new capital, or that we will be able to restructure or refinance any of our indebtedness, including our New Term Loan Facility, New Revolving Credit Facility or our Senior Notes, on commercially reasonably terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness.

As a result of the Transactions, we are highly leveraged. Our liquidity requirements will be significant, primarily due to debt service requirements.

Indebtedness

New Credit Facilities

Concurrently with the consummation of the Merger, BKC, as borrower, entered into a credit agreement dated as of October 19, 2010 with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time (the “New Credit Agreement”). The New Credit Agreement provides for (i) two tranches of term loans in an aggregate principal amount of $1,510.0 million and €250.0 million, respectively, each under a term loan facility (the “New Term Loan Facility”) and (ii) a new senior revolving credit facility for up to $150 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “New Revolving Credit Facility,” and together with the New Term Loan Facility, the “New Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the two term loans was drawn, no revolving loans were drawn and replacement letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under our prior credit agreement, which was repaid as of the consummation of the Merger. On February 15, 2011, the New Credit Agreement was amended and restated (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the aggregate principal amount of term loans denominated in U.S. dollars was increased to $1,600.0 million and the amount of term loans denominated in Euros was reduced to €200.0 million. The amount of the New Revolving Credit Facility remains unchanged.

The New Term Loan Facility has a six-year maturity. The New Revolving Credit Facility has a five-year maturity. The principal amount of the New Term Loan Facility amortizes in quarterly installments equal to 0.25% of the original principal amount of the New Term Loan Facility for the first five and three-quarter years, with the balance payable at maturity. The New Credit Facilities contain customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants and events of default.

For the period of October 19, 2010 through February 15, 2011, the interest rate per annum applicable to loans under the New Credit Facilities was based on, at BKC’s election, a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar rate applicable for an interest period of one month plus 1.00%, plus a margin of 3.50% or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and New Revolving Credit Facility, adjusted for statutory reserve requirements, plus a margin of 4.75% for loans under the Euro denominated tranche of the New Term Loan Facility and 4.50% for loans under the U.S. dollar denominated tranche of the New Term Loan Facility and borrowings under the New Revolving Credit Facility. Prior to the February 2011 amendment, borrowings under the New Term Loan Facility were subject to a LIBOR floor of 1.75%. The effective interest rates related to the $1,510.0 million tranche and €250.0 million tranche under the New Term Loan Facility were 6.8% and 7.1% for the period from October 19, 2010 to December 31, 2010, respectively, which included the effect of interest rate caps on 100% of our term debt.

Under the Amended Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the New Term Loan Facility and 2.25% for loans under the New Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and New Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the New Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the New Term Loan Facility and 3.25% for loans under the New Revolving Credit Facility. Borrowings under the Amended Credit Agreement will be subject to a LIBOR floor of 1.50%.

Following the end of each fiscal year, commencing with the year ending December 31, 2011, we will be required to prepay the term loans in an amount equal to 50% of Excess Cash Flow (as defined in the Amended Credit Agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of any voluntary prepayments of the term loans during such fiscal year. Additionally, subject to certain exceptions, the New Credit Facilities are subject to mandatory prepayment in the event of non-ordinary course or other dispositions of assets (subject to customary reinvestment provisions), or in the event of issuances or incurrence of debt by BKC or any of its subsidiaries (other than certain indebtedness permitted by the New Credit Facilities).

We may prepay the term loans in whole or in part at any time. A 1% premium applies if the prepayment is made in connection with an interest rate re-pricing event.

All obligations under the New Credit Facilities are guaranteed by us and each direct and indirect, existing and future, material domestic wholly-owned subsidiary of BKC. The New Credit Facilities and any derivative instrument contracts and cash management arrangements provided by any lender party to the New Credit Facilities or any of its affiliates are secured on a first priority basis by a perfected security interest in substantially all of BKC’s and each guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and of all the capital stock of BKC and each of its direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of the first tier foreign subsidiaries).

Under the New Credit Facilities, BKC is required to comply with specified financial ratios, including the following:

BKC’s Interest Coverage Ratio, defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense shall not be less than 1.60 to 1.00 for Test Periods ending between March 31, 2011 through September 30, 2011, 1.70 to 1.00 for Test Periods ending between December 31, 2011 through June 30, 2013, 1.80 to 1.00 for Test Periods ending between September 30, 2013 through June 30, 2014, 1.90 to 1.00 for Test Periods ending between September 30, 2014 and June 30, 2015, and 2.00 to 1.00 for Test Periods ending thereafter.

Consolidated EBITDA is defined in the Amended Credit Agreement as earnings before interest, taxes, depreciation and amortization, adjusted for certain items, as specified in the Amended Credit Agreement. Consolidated Interest Expense is defined in the Amended Credit Agreement as cash payments for interest, including (net of) payments made (received) pursuant to interest rate derivatives with respect to Indebtedness, net of cash received for interest income and certain other items specified in the Amended Credit Agreement. The Test Period is defined in the Amended Credit Agreement as the most recently completed four consecutive fiscal quarters ending on such date.

BKC’s Total Leverage Ratio, defined as the ratio of Consolidated Total Debt to Consolidated EBITDA shall not be greater than 7.50 to 1.00 for Test Periods ending between March 31, 2011 through June 30, 2011, 7.25 to 1.00 for the Test Period ending September 30, 2011 and 7.00 to 1.00 for the Test Period ending December 31, 2011. The maximum Total Leverage Ratio declines to 6.75 to 1.00 for Test Periods ending March 31, 2012 through June 30, 2012 and 6.25 to 1.00 for Test Periods ending September 30, 2012 through December 31, 2012 and further declines thereafter until reaching 4.50 to 1.00 for Test Periods ending after June 30, 2016.

The Amended Credit Agreement also contains a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of BKC and its subsidiaries to (i) incur additional indebtedness (including guarantee obligations) or liens, (ii) engage in mergers, consolidations, liquidations or dissolutions, sell assets (with certain exceptions, including sales of company-owned restaurants to franchisees), (iii) make capital expenditures, acquisitions, investments, loans and advances, (iv) pay and modify the terms of certain indebtedness, (v) engage in certain transactions with affiliates, (vi) enter into certain speculative hedging arrangements, negative pledge clauses and clauses restricting subsidiary distributions and (vii) change its line of business. In addition, the ability of BKC and its subsidiaries to pay dividends or other distributions, or to repurchase, redeem or retire equity is restricted by the Amended Credit Agreement, including the payment of dividends to the Company.

BKC’s capital expenditures are limited to $160 million to $220 million, with the annual limitation based on BKC’s Rent-Adjusted Leverage Ratio of the most recently ended fiscal year. Up to 50% of the unused amount for the prior fiscal year (less the amount carried forward into the prior fiscal year) is allowed to be carried forward into the next fiscal year.

The New Credit Facilities contain customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amounts, violation of a covenant, cross-default to material indebtedness, bankruptcy and a change of control. Our ability to borrow under the New Credit Facilities will be dependent on, among other things, BKC’s compliance with the above referenced financial ratios. Failure to comply with these ratios or other provisions of the Amended Credit Agreement (subject to grace periods) could, absent a waiver or an amendment from the lenders under such agreement, restrict the availability of the New Revolving Credit Facility and permit the acceleration of all outstanding borrowings under Amended Credit Agreement.

Senior Notes

On October 19, 2010, Merger Sub, as the initial issuer, and Wilmington Trust FSB, as trustee, executed the Senior Notes Indenture pursuant to which the Senior Notes were issued. Upon the consummation of the Merger, Merger Sub, BKC, the Company, as a guarantor, and the other guarantors entered into a supplemental indenture (the “Supplemental Indenture”) pursuant to which BKC assumed the obligations of Merger Sub under the Senior Notes Indenture and the Senior Notes and the Company and the other guarantors guaranteed the Senior Notes on a senior basis. The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year, commencing on April 15, 2011. The Senior Notes mature on October 15, 2018.

The Senior Notes are general unsecured senior obligations of BKC that rank pari passu in right of payment with all existing and future senior indebtedness of BKC. The Senior Notes are effectively subordinated to all Secured Indebtedness of BKC (including the New Credit Facilities) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of non-guarantor subsidiaries.

The Senior Notes are guaranteed by the Company and all existing direct and indirect subsidiaries that borrow under or guarantee any indebtedness or indebtedness of another guarantor. Under certain circumstances, subsidiary guarantors may be released from their guarantees without the consent of the holders of the Senior Notes.

At any time prior to October 15, 2013, BKC may redeem up to 35% of the original principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 109.875% of the principal amount of the Senior Notes, together with any accrued and unpaid interest, if any, to the date of redemption.

The Senior Notes will be redeemable at BKC’s option, in whole or in part, at any time on or after October 15, 2014 at 104.938% of the principal amount, at any time on or after October 15, 2015 at 102.469% of the principal amount or at any time on or after October 15, 2016 at 100% of the principal amount.

The occurrence of a change in control will require us to offer to purchase all or a portion of the Senior Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of purchase. Certain asset dispositions will also require us to use the proceeds from those asset dispositions to make an offer to purchase the Senior Notes at 100% of their principal amount, if such proceeds are not otherwise used within a specified period to repay indebtedness or to invest in capital assets related to our business or capital stock of a restricted subsidiary.

The Senior Notes Indenture contains certain covenants that BKC must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, and guarantees of indebtedness by subsidiaries.

The Senior Notes Indenture includes customary events of default including, but not limited to, nonpayment of principal, interest, premiums or other amounts due under the Senior Notes Indenture, violation of a covenant, cross-default to material indebtedness, bankruptcy and a change of control. Failure to comply with the covenants or other provision of the Senior Notes Indenture (subject to grace periods) could, absent a waiver or an amendment from the lenders under such Senior Notes Indenture, permit the acceleration of all outstanding borrowings under such credit agreement.

Interest Rate Cap Agreements

Following the Transactions, we entered into two deferred premium interest rate caps, one of which was denominated in U.S. dollars (notional amount of $1.5 billion) and the other denominated in Euros (notional amount of €250 million) (the “Cap Agreements”). The six year Cap Agreements are a series of 25 individual caplets that reset and settle on the same dates as the New Credit Facilities. The deferred premium associated with the Cap Agreements was $47.7 million for the U.S. dollar denominated exposure and €9.4 million for the Euro denominated exposure. After we entered into the Amended Credit Agreement, we modified our interest rate cap denominated in Euros to reduce its notional amount by €50 million throughout the life of the caplets. Additionally, we entered into a new deferred premium interest rate cap agreement denominated in U.S. dollars (notional amount of $90 million)

with a strike price of 1.50% (the “New Cap Agreement”). The terms of the New Cap Agreement are substantially similar to those described above and the Cap Agreements were not otherwise revised by these modifications.

Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above a strike price of 1.75% (1.50% for the New Cap Agreement), we will receive the net difference between the rate and the strike price. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty. If LIBOR/EURIBOR resets below the strike price no payment is made by the counterparty. However, we would still be responsible for the deferred premium and interest.

The interest rate cap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. At each cap maturity date, the portion of fair value attributable to the matured cap will be reclassified from AOCI into earnings as a component of interest expense.

Predecessor Liquidity and Capital Resources

We had cash and cash equivalents of $187.6 million and $121.7 million as of June 30, 2010 and 2009, respectively. In addition, as of June 30, 2010, we had borrowing capacity of $115.8 million under our previous $150.0 million revolving credit facility, which was extinguished in connection with the Transactions. Cash provided by operations was $310.4 million in fiscal 2010 compared to $310.8 million in fiscal 2009.

In each of the years ended June 30, 2010 and 2009, we paid four quarterly dividends of $0.0625 per share of common stock, resulting in $34.2 million and $34.1 million, respectively, of cash payments to shareholders of record. During the quarter ended September 30, 2010, we declared a quarterly dividend of $0.0625 per share of common stock that was paid on September 30, 2010 to shareholders of record on September 14, 2010.

Comparative Cash Flows

Operating Activities

Cash used for operating activities was $6.9 million during the Transition Period, compared to $122.1 million provided during the same period in the prior year. The decrease in cash provided by operating activities during the Transition Period resulted primarily from a decrease in earnings, as adjusted for non-cash items, such as depreciation and amortization, gains and losses on the remeasurement of foreign denominated transactions and other non-cash income and expenses, primarily due to cash payments related to the Transaction costs discussed above and changes in working capital of $3.1 million.

Cash provided by operating activities was $310.4 million in fiscal 2010, compared to $310.8 million in fiscal 2009 and $243.4 million in fiscal 2008. The increase in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 resulted primarily from an increase in earnings, as adjusted for non-cash items, such as depreciation and amortization, gains and losses on the remeasurement of foreign denominated transactions and other non-cash income and expenses, partially offset by cash used as a result of changes in working capital, primarily due to the timing of tax payments, including the benefits derived from the dissolution of dormant foreign entities.

Investing Activities

Cash used in investing activities increased to $3,350.1 million during the Transition Period, compared to $53.6 million during the same period in the prior year, primarily as a result of $3,325.4 million paid for the acquisition of the Company, partially offset by a $17.2 million decrease in capital expenditures and $10.0 million increase in cash generated from refranchisings and dispositions of assets.

Cash used in investing activities decreased to $134.9 million in fiscal 2010, compared to $242.0 million in fiscal 2009, primarily as a result of a $53.7 million decrease in capital expenditures and $53.9 million decrease in cash used for the acquisition of franchise restaurants.

Cash used in investing activities increased to $242.0 million in fiscal 2009, compared to $199.3 million in fiscal 2008, primarily as a result of a $25.8 million increase in capital expenditures and a $13.7 million increase in cash used for the acquisition of franchise restaurants.

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

	Sucessor	Predecessor
	For the Period of	For the Period of	For the Fiscal Years
	October 19, 2010 to	July 1, 2010 to	Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
	(In millions)
New restaurants	$6.7	$1.8	$41.1	$65.4	$55.4
Existing restaurants	16.7	11.1	91.7	110.1	102.0
Other, including corporate	5.0	5.3	17.5	28.5	20.8

Total	$28.4	$18.2	$150.3	$204.0	$178.2

For 2011, we expect capital expenditures of approximately $75 million to $85 million to develop new restaurants and properties, to fund our restaurant reimaging program and to make improvements to restaurants we acquire, for operational initiatives in our restaurants and for other corporate expenditures.

Financing Activities

Cash provided by financing activities increased to $3,366.9 million during the Transition Period, compared to cash usage of $51.9 million during the same period in the prior year. The increase in cash provided by financing activities was primarily a result of a capital contribution from 3G of $1,563.5 million associated with the Transactions, the issuance of the Senior Notes and borrowings under the New Term Loan Facility to fund the Transactions as discussed above, an $8.5 million decrease in dividends paid and $3.5 million increase in proceeds from stock option exercises. These increases in cash were partially offset by a $731.8 million principal repayment of Term Loans A and B under our prior credit facility as a result of the Transactions.

Cash used in financing activities decreased to $96.9 million in fiscal 2010, compared to $105.5 million in fiscal 2009, primarily as a result of a $17.6 million decrease in cash used for repurchases of common stock, partially offset by a $10.3 million increase in repayments of long-term debt and capital leases, net of borrowings under our prior revolving credit facility.

Cash used in financing activities increased to $105.5 million in fiscal 2009, compared to $62.0 million in fiscal 2008, primarily as a result of a $51.9 million increase in repayments of long-term debt and capital leases, net of borrowings under our prior revolving credit facility, and a $6.0 million decrease in excess tax benefits from stock-based compensation. Partially offsetting these factors was a $15.1 million decrease in cash used for repurchases of common stock.

Contractual Obligations and Commitments

The following table presents information relating to our contractual obligations as of December 31, 2010:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Capital lease obligations	$128.8	$15.4	$30.2	$26.5	$56.7
Operating lease obligations(1)	1,402.5	155.8	291.1	255.6	700.0
Unrecognized tax benefits(2)	15.5	—	—	—	—
Term debt, including current portion, interest and interest rate cap premiums(3)	2,588.7	145.4	287.5	282.5	1,873.3
Senior Notes, including interest	1,432.0	79.0	158.0	158.0	1,037.0
Severance and severance-related costs	64.7	61.8	2.9	—	—
Purchase commitments(4)	155.1	153.1	2.0	—	—

Total	$5,787.3	$610.5	$771.7	$722.6	$3,667.0

(1)	Operating lease obligations have not been reduced by minimum sublease rentals of $317.5 million due in the future under noncancelable subleases.

(2)	We have provided only a total in the table above since the timing of the unrecognized tax benefit payments is unknown.

(3)	We have estimated our interest payments through the maturity of our New Credit Facilities and the Senior Notes based on (i) current LIBOR rates, (ii) the portion of our debt we converted to fixed rates through interest rate caps (iii) the fixed interest rate on the Senior Notes and (iv) the amortization schedules in our New Term Loan Facility and Senior Notes Indenture to the Senior Notes. Term debt payments also reflect the payment of liabilities under our interest rate swap contracts, the final contract of which expire in September 2011.

(4)	Includes open purchase orders, as well as commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology and service agreements. During the year ended June 30, 2000, we entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply us and our franchise restaurants with their products and obligating Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2010, the Company estimates that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. We did not include these purchase commitments in our contractual obligations table since they apply to both Company and franchise restaurants and payments by us are dependent upon the volume and timing of purchases by Company restaurants in the United States.

For information about unrecognized tax benefits, our leasing arrangements and information on these commitments and contingent obligations, see Notes 15, 17 and 21, respectively, of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

As of December 31, 2010, the projected benefit obligation of our U.S. and international defined benefit pension plans and U.S. medical plan exceeded pension assets by $86.9 million. The discount rate used in the calculation of the benefit obligation at December 31, 2010 for the U.S. Plans is derived from a yield curve comprised of the yields of an index of 250 equally-weighted corporate bonds, rated AA or better by Moody’s, which approximates the duration of the U.S. Plans. We made contributions totaling $0.6 million into our pension plans and benefit payments of $4.4 million out of these plans during the Transition Period. Estimated net contributions to our pension plans in 2011 are $9.1 million and estimated benefit payments out of theses plans in 2011 are $8.5 million. Estimates of reasonably likely future pension contributions are dependent on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements.

Other Commercial Commitments and Off-Balance Sheet Arrangements

We issue guarantees and letters of credit in our normal course of business in connection with vendor relationships, litigation and our insurance programs. For information on these commitments and contingent obligations, see Note 21 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in the Transition Period, fiscal 2010, fiscal 2009 or fiscal 2008. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period.

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Business Combinations

The Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions to derive fair values and to complete the allocation. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at October 19, 2010. As of December 31, 2010 we have recorded preliminary acquisition accounting allocations, which are subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.

In the event that actual results vary from any of the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with transactions accounted for as business combinations. Our indefinite-lived intangible asset consists of the Burger King brand (the “Brand”).

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

When testing goodwill and the Brand for impairment, we make assumptions regarding the amount and the timing of estimated future cash flows similar to those when testing long-lived assets for impairment, as described below. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

Estimated goodwill arising as a result of the Acquisition has not yet been allocated to reporting units for goodwill impairment testing purposes, but will be allocated upon completion of the fair value studies in 2011. We changed our annual goodwill impairment testing date from April 1 to October 1 of each year. This change is being made to better align impairment testing procedures with the Company’s new fiscal year, related year-end financial reporting and the annual business planning and budgeting process, which are performed during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget.

The Predecessor’s goodwill impairment test was completed as of April 1, 2010, in accordance with our previously established annual timeline, and no impairment resulted. Our next goodwill and Brand impairments test will be performed as of October 1, 2011.

See Note 2 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about goodwill and intangible assets not subject to amortization.

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

See Note 2 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for long-lived assets.

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

See Note 15 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for income taxes.

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

See Note 21 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for our insurance reserves.

New Financial Accounting Standards Board (FASB) Accounting Standards Updates Issued But Not Yet Adopted

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends ASC Topic 310 by requiring additional disclosures about the credit quality of financing receivables and the related allowance for credit losses. The disclosures required by this ASU are effective for non-public entities for annual reporting periods ending on or after December 15, 2011, which for us will be December 31, 2011. The amendments in this ASU will affect only disclosures and are not expected to have a significant impact on the Company.

On December 20, 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU is a consensus of the FASB Emerging Issues Task Force (EITF) and requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for reporting units with zero or negative carrying amounts. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. If the entity determines that it is more likely than not that the goodwill is impaired, Step 2 should be performed. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any impairments occurring after initial adoptions should be included in earnings. The amendments in this ASU are effective for non-public entities for fiscal years, and interim periods, beginning after December 15, 2011, which for us will be January 1, 2012. Early adoption is not permitted. We have not yet determined the impact, if any, that the adoption of this ASU will have on the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks associated with currency exchange rates, interest rates and commodity prices. In the normal course of business and in accordance with our policies, we manage these risks through a variety of strategies, which may include the use of derivative financial instruments to hedge our underlying exposures. Our policies prohibit the use of derivative instruments for speculative purposes, and we have procedures in place to monitor and control their use.

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

The portion of the New Term Loan Facility denominated in Euros will serve as a natural hedge against net assets denominated in Euros. Additionally, from time to time, we have entered into foreign currency forward contracts intended to economically hedge our income statement exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets. These forward contracts are primarily denominated in Euros but are also denominated in British pounds, Canadian dollars and Singapore dollars. Fluctuations in the value of these forward contracts are recognized in our consolidated statements of operations as incurred. However, the fluctuations in the value of these forward contracts largely offset the impact of changes in the value of the underlying risk that they are intended to hedge, which is also reflected in our consolidated statements of operations. As December 31, 2010, we had net foreign currency forward contracts to hedge the U.S. dollar equivalent of $1.7 million of foreign currency denominated assets.

From time to time we have also entered into foreign currency forward contracts to hedge our exposure to fluctuations in exchange rates associated with the receipt of forecasted foreign-denominated royalty cash flows. At December 31, 2010, we had foreign currency forward contracts to hedge Canadian royalty payments with an aggregate notional value of $0.4 million.

We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

During the Transition Period, income from operations would have decreased or increased $5.3 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Interest Rate Risk

We are exposed to changes in interest rates related to our term loans and revolving credit facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor (1.75% at December 31, 2010, subsequently modified to 1.50%), as discussed in Note 11 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR, we entered into two deferred premium interest rate caps, one of which was denominated in U.S. dollars (notional amount of $1.5 billion) and the other denominated in Euros (notional amount of €250 million) (the “Cap Agreements”). As discussed in Note 13 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”, after we amended the New Credit Agreement in February 2011, we modified our interest rate cap denominated in Euros to reduce its notional amount by €50 million throughout the life of the caplets. Additionally, we entered into a new deferred premium interest rate cap agreement denominated in U.S. dollars (notional amount of $90 million) with a strike price of 1.50% (the “New Cap Agreement”). The terms of the New Cap Agreement are substantially similar to those described above and the Cap Agreements were not otherwise revised by these modifications.

The six year Cap Agreements are a series of 25 individual caplets that reset and settle on the same dates as the New Credit Facilities. The deferred premium associated with the Cap Agreements was $47.7 million for the U.S. dollar denominated exposure and €9.4 million for the Euro denominated exposure. Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above a strike price of 1.75%, we will receive the net difference between the rate and the strike price. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty. If LIBOR/EURIBOR resets below the strike price no payment is made by the counterparty. However, we would still be responsible for the deferred premium and interest.

Based on our variable rate borrowings at December 31, 2010, a 1% increase in LIBOR/EURIBOR would have increased interest expense for the period of October 19, 2010 to December 31, 2010 by approximately $0.2 million (approximately $0.8 million on an annual basis), which would have been mitigated by payments we receive under the Cap Agreements. Future increases in LIBOR/EURIBOR above 1.75% (1.5% in the case of the New Cap Agreement) are also expected to be mitigated by payments we receive under the Cap Agreements. To the extent LIBOR/EURIBOR moves between the floor in the credit agreement and the strike prices in the Cap Agreements, we are exposed to volatility that will not be mitigated by payments received under the Cap Agreements. We are also exposed to losses in the event of nonperformance by the counterparty to these Cap Agreements. We attempt to minimize this risk by selecting a counterparty with investment grade credit ratings and regularly monitoring our market position with the counterparty.

A portion of the interest rate swaps associated with our previous credit facility was not terminated by counterparties in connection with the Merger. These remaining swaps are classified as a liability on our consolidated balance sheet and have a notional value of $75 million as of December 31, 2010. The final contract expires

September 2011. Future fluctuations in the fair value of remaining interest rate swaps will be included in the determination of net income (loss) until the final contract expires in September 2011.

Commodity Price Risk

We purchase certain products, including beef, chicken, cheese, french fries, tomatoes and other commodities which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. Additionally, our ability to recover increased costs is typically limited by the competitive environment in which we operate. We do not utilize commodity option or future contracts to hedge commodity prices and do not have long-term pricing arrangements other than for chicken, which expires in January 2012. As a result, we purchase beef and other commodities at market prices, which fluctuate on a daily basis and may differ between different geographic regions, where local regulations may affect the volatility of commodity prices.

The estimated change in Company restaurant food, paper and product costs from a hypothetical 10% change in average prices of our commodities would have been approximately $26.5 million for the six months ended December 31, 2010. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

Item 8.	Financial Statements and Supplementary Data

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this transition report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management’s estimates and assumptions. Other financial information presented is consistent with the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Burger King Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Burger King Holdings, Inc. and subsidiaries as of December 31, 2010 (Successor Entity) and June 30 2010 and 2009 (Predecessor Entity), and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the period from October 19, 2010 to December 31, 2010 (Successor Entity), the period from July 1, 2010 to October 18, 2010 (Predecessor Entity) and for each of the years in the three-year period ended June 30, 2010 (Predecessor Entity). These consolidated financial statements are the responsibility of Burger King Holdings, Inc. and subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Holdings, Inc and subsidiaries as of December 31, 2010 (Successor Entity), June 30, 2010 and 2009 (Predecessor Entity), and the results of its their operations and their cash flows for the period from October 19, 2010 to December 31, 2010 (Successor Entity), the period from July 1, 2010 to October 18, 2010 (Predecessor Entity) and for each of the years in the three-year period ended June 30, 2010 (Predecessor Entity), in conformity with U.S. generally accepted accounting principles.

(signed)

/s/  KPMG LLP

Miami, Florida
March 23, 2011
Certified Public Accountants

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$207.0	$187.6	$121.7
Trade and notes receivable, net	148.0	142.9	130.0
Prepaids and other current assets, net	159.2	88.4	86.4
Deferred income taxes, net	23.2	15.1	32.5

Total current assets	537.4	434.0	370.6
Property and equipment, net	1,193.6	1,014.1	1,013.2
Intangible assets, net	2,931.9	1,025.4	1,062.7
Goodwill	529.9	31.0	26.4
Net investment in property leased to franchisees	140.0	138.5	135.3
Other assets, net	226.6	104.2	98.9

Total assets	$5,559.4	$2,747.2	$2,707.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$90.2	$106.9	$127.0
Accrued advertising	82.5	71.9	67.8
Other accrued liabilities	249.4	200.9	220.0
Current portion of long term debt and capital leases	32.9	93.3	67.5

Total current liabilities	455.0	473.0	482.3
Term debt, net of current portion	2,652.0	667.7	755.6
Capital leases, net of current portion	63.7	65.3	65.8
Other liabilities, net	208.2	344.6	354.5
Deferred income taxes, net	725.5	68.2	74.1

Total liabilities	4,104.4	1,618.8	1,732.3

Commitments and Contingencies (Note 22)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized at December 31, 2010 and 300,000,000 shares authorized at June 30, 2010 and 2009; 100,000, 135,814,644 and 134,792,121 shares issued and outstanding at December 31, 2010, June 30, 2010 and 2009, respectively	—	1.4	1.4
Additional paid-in capital	1,563.5	647.2	623.4
(Accumulated deficit)/retained earnings	(105.6)	608.0	455.4
Accumulated other comprehensive income (loss)	(2.9)	(66.9)	(45.9)
Treasury stock, at cost; 0 shares at December 31, 2010, 2,972,738 and 2,884,223 shares at June 30, 2010 and 2009, respectively	—	(61.3)	(59.5)

Total stockholders’ equity	1,455.0	1,128.4	974.8

Total liabilities and stockholders’ equity	$5,559.4	$2,747.2	$2,707.1

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Fiscal Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
	(In millions)
Revenues:
Company restaurant revenues	$331.7	$514.5	$1,839.3	$1,880.5	$1,795.9
Franchise revenues	111.5	169.2	549.2	543.4	537.2
Property revenues	22.6	34.0	113.7	113.5	121.6

Total revenues	465.8	717.7	2,502.2	2,537.4	2,454.7
Company restaurant expenses:
Food, paper and product costs	102.6	162.6	585.0	603.7	564.3
Payroll and employee benefits	98.3	154.2	568.7	582.2	534.7
Occupancy and other operating costs	93.2	127.7	461.1	457.8	439.0

Total Company restaurant expenses	294.1	444.5	1,614.8	1,643.7	1,538.0
Selling, general and administrative expenses	240.2	156.8	495.8	494.3	501.0
Property expenses	14.7	18.5	59.4	58.1	62.1
Other operating (income) expenses, net	(11.7)	(3.6)	(0.7)	1.9	(0.6)

Total operating costs and expenses	537.3	616.2	2,169.3	2,198.0	2,100.5

Income (loss) from operations	(71.5)	101.5	332.9	339.4	354.2

Interest expense	61.2	14.9	49.6	57.3	67.1
Interest income	(0.2)	(0.3)	(1.0)	(2.7)	(5.9)

Total interest expense, net	61.0	14.6	48.6	54.6	61.2

Income (loss) before income taxes	(132.5)	86.9	284.3	284.8	293.0
Income tax expense (benefit)	(26.9)	15.8	97.5	84.7	103.4

Net income (loss)	$(105.6)	$71.1	$186.8	$200.1	$189.6

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Issued	Issued				Accumulated
	Common	Common	Restricted	Additional		Other
	Stock	Stock	Stock	Paid-In	Retained	Comprehensive	Treasury
	Shares	Amount	Units	Capital	Earnings	Income (Loss)	Stock	Total
	(In millions)

Predecessor
Balances at June 30, 2007	135.2	$1.4	$2.8	$573.6	$134.4	$7.5	$(3.8)	$715.9
Stock option exercises	1.2	—	—	3.8	—	—	—	3.8
Stock option tax benefits	—	—	—	9.3	—	—	—	9.3
Stock-based compensation	—	—	—	11.4	—	—	—	11.4
Treasury stock purchases	(1.4)	—	—	—	—	—	(35.4)	(35.4)
Issuance of shares upon settlement of restricted stock units	—	—	(2.8)	2.8	—	—	—	—
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34.2)	—	—	(34.2)
Comprehensive income:
Net income	—	—	—	—	189.6	—	—	189.6
Foreign currency translation adjustment	—	—	—	—	—	(1.7)	—	(1.7)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $3.9 million	—	—	—	—	—	(6.4)	—	(6.4)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $1.1 million	—	—	—	—	—	(1.3)	—	(1.3)
Pension and post-retirement benefit plans, net of tax of $4.5 million	—	—	—	—	—	(6.5)	—	(6.5)

Total Comprehensive income								173.7

Balances at June 30, 2008	135.0	$1.4	$—	$600.9	$289.8	$(8.4)	$(39.2)	$844.5
Stock option exercises	0.6	—	—	3.0	—	—	—	3.0
Stock option tax benefits	—	—	—	3.3	—	—	—	3.3
Stock-based compensation	—	—	—	16.2	—	—	—	16.2
Treasury stock purchases	(0.8)	—	—	—	—	—	(20.3)	(20.3)
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34.1)	—	—	(34.1)
Comprehensive income:
Net income	—	—	—	—	200.1	—	—	200.1
Foreign currency translation adjustment	—	—	—	—	—	(6.0)	—	(6.0)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $10.6 million	—	—	—	—	—	(16.8)	—	(16.8)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.4 million	—	—	—	—	—	(0.9)	—	(0.9)
Pension and post-retirement benefit plans, net of tax of $9.2 million	—	—	—	—	—	(13.8)	—	(13.8)

Total Comprehensive income	—	—	—	—	—	—	—	162.6
Adjustment to adopt re-measurement provision under SFAS No 158, net of tax of $0.2 million	—	—	—	—	(0.4)	—	—	(0.4)

Balances at June 30, 2009	134.8	$1.4	$—	$623.4	$455.4	$(45.9)	$(59.5)	$974.8
Stock option exercises	1.1	—	—	4.2	—	—	—	4.2
Stock option tax benefits	—	—	—	3.5	—	—	—	3.5
Stock-based compensation	—	—	—	17.0	—	—	—	17.0
Treasury stock purchases	(0.1)	—	—	(0.9)	—	—	(1.8)	(2.7)
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(34.2)	—	—	(34.2)
Comprehensive income:
Net income	—	—	—	—	186.8	—	—	186.8
Foreign currency translation adjustment	—	—	—	—	—	(4.4)	—	(4.4)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $2.6 million	—	—	—	—	—	4.1	—	4.1
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.6 million	—	—	—	—	—	(1.0)	—	(1.0)
Pension and post-retirement benefit plans, net of tax of $11.3 million	—	—	—	—	—	(19.7)	—	(19.7)

Total Comprehensive income								165.8

Balances at June 30, 2010	135.8	$1.4	$—	$647.2	$608.0	$(66.9)	$(61.3)	$1,128.4

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)  — (Continued)

						Accumulated
	Issued	Issued			Retained	Other
	Common	Common	Restricted	Additional	Earnings/	Comprehensive
	Stock	Stock	Stock	Paid-In	(Accumulated	Income	Treasury
	Shares	Amount	Units	Capital	Deficit)	(Loss)	Stock	Total
	(In millions)

Balances at June 30, 2010	135.8	$1.4	$—	$647.2	$608.0	$(66.9)	$(61.3)	$1,128.4
Stock option exercises	0.9	—	—	4.0	—	—	—	4.0
Stock option tax benefits	—	—	—	(0.4)	—	—	—	(0.4)
Stock-based compensation	—	—	—	5.8	—	—	—	5.8
Treasury stock purchases	(0.1)	—	—	(0.3)	—	—	(2.2)	(2.5)
Dividend paid on common shares ($0.25 per share)	—	—	—	—	(8.6)	—	—	(8.6)
Comprehensive income:
Net income	—	—	—	—	71.1	—	—	71.1
Foreign currency translation adjustment	—	—	—	—	—	13.3	—	13.3
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $1.1 million	—	—	—	—	—	1.7	—	1.7
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.2 million	—	—	—	—	—	(0.2)	—	(0.2)
Pension and post-retirement benefit plans, net of tax of $3.1 million	—	—	—	—	—	5.8	—	5.8

Total Comprehensive income								91.7

Balances at October 18, 2010	136.6	$1.4	$—	$656.3	$670.5	$(46.3)	$(63.5)	$1,218.4

Successor
Balances at October 19, 2010	0.1	$—	$—	$1,563.5	$—	$—	$—	$1,563.5
Comprehensive income (loss):
Net loss	—	—	—	—	(105.6)	—	—	(105.6)
Foreign currency translation adjustment	—	—	—	—	—	(33.6)	—	(33.6)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $13.9 million	—	—	—	—	—	21.9	—	21.9
Pension and post-retirement benefit plans, net of tax of $3.9 million	—	—	—	—	—	8.8	—	8.8

Total Comprehensive loss	—	—	—	—	—	—	—	(108.5)

Balances at December 31, 2010	0.1	$—	$—	$1,563.5	$(105.6)	$(2.9)	$—	$1,455.0

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(105.6)	$71.1	$186.8	$200.1	$189.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33.4	31.2	111.7	98.1	95.6
Loss on early extinguishment of debt	2.4	—	—	—	—
Amortization of deferred financing cost and debt issuance discount	2.6	0.6	2.1	1.9	2.4
Impairment of long-lived assets	—	—	—	0.5	—
Impairment on non-restaurant properties	—	0.1	2.9	—	—
Gain on hedging activities	—	(0.4)	(1.6)	(1.3)	(2.0)
(Gain) loss on remeasurement of foreign denominated transactions	(3.2)	(41.5)	40.9	50.1	(55.6)
Loss (gain) on refranchisings and dispositions of assets	0.8	(4.6)	(9.5)	(11.0)	(16.8)
Bad debt expense (recoveries), net	2.8	2.1	0.8	0.7	(2.7)
Stock-based compensation	—	5.8	17.0	16.2	11.4
Deferred income taxes	13.9	(1.4)	16.9	12.1	20.3
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	(34.3)	32.0	(15.9)	2.1	(8.6)
Prepaids and other current assets	(57.3)	(2.2)	(1.4)	(35.4)	14.9
Accounts and drafts payable	(26.5)	9.0	(20.8)	3.3	20.8
Accrued advertising	6.8	1.3	6.4	(7.7)	11.1
Other accrued liabilities	44.9	29.4	(22.3)	(20.8)	(6.2)
Other long-term assets and liabilities, net	(8.9)	(11.2)	(3.6)	1.9	(30.8)

Net cash (used for) provided by operating activities	(128.2)	121.3	310.4	310.8	243.4

Cash flows from investing activities:
Payments for property and equipment	(28.4)	(18.2)	(150.3)	(204.0)	(178.2)
Proceeds from refranchisings, disposition of asset and restaurant closures	5.7	9.6	21.5	26.4	27.0
Payments for acquired franchisee operations, net of cash acquired	—	—	(14.0)	(67.9)	(54.2)
Return of investment on direct financing leases	1.4	2.6	8.2	7.9	7.4
Other investing activities	1.4	1.2	(0.3)	(4.4)	(1.3)
Net payment for purchase of BKH	(3,325.4)	—	—	—	—

Net cash used for investing activities	(3,345.3)	(4.8)	(134.9)	(242.0)	(199.3)

Cash flows from financing activities:
Repayments of debt and capital leases	(3.2)	(23.5)	(67.7)	(7.4)	(55.5)
Extinguishment of debt	(731.8)	—	—	—	—
Borrowings under revolving credit facility and other	—	—	38.5	94.3	50.0
Proceeds from New Term Loans and other debt	1,837.1	—	—	—	—
Proceeds from Senior Notes	800.0	—	—	—	—
Payment of deferred financing cost	(69.2)	—	—	—	—
Repayments of revolving credit facility	—	—	(38.5)	(144.3)	—
Proceeds from stock option exercises	—	4.0	4.2	3.0	3.8
Dividends paid on common stock	—	(8.6)	(34.2)	(34.1)	(34.2)
Excess tax benefits from stock-based compensation	—	1.1	3.5	3.3	9.3
Repurchases of common stock	—	(2.5)	(2.7)	(20.3)	(35.4)
Capital contribution from 3G	1,563.5	—	—	—	—

Net cash provided by (used for) financing activities	3,396.4	(29.5)	(96.9)	(105.5)	(62.0)

Effect of exchange rates on cash and cash equivalents	(2.3)	11.8	(12.7)	(7.6)	14.4
Increase (Decrease) in cash and cash equivalents	(79.4)	98.8	65.9	(44.3)	(3.5)
Cash and cash equivalents at beginning of period	286.4	187.6	121.7	166.0	169.5

Cash and cash equivalents at end of period	$207.0	$286.4	$187.6	$121.7	$166.0

Supplemental cashflow disclosures:
Interest paid	$28.0	$13.7	$48.7	$56.0	$64.6
Income taxes paid	$4.5	$24.4	$54.3	$112.3	$73.5
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$—	$—	$3.7	$2.2	$9.3
Net investment in direct financing leases	$1.3	$4.4	$11.0	$12.2	$2.3
Deferred premium interest rate caps	$56.1	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Organization

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

Restaurant sales are affected by the timing and effectiveness of the Company’s advertising, new products and promotional programs. The Company’s results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings and the acquisition of franchise restaurants, as well as variability of the weather. Restaurant sales are typically higher in the spring and summer months when the weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margin are typically lowest during the winter months, which include February, the shortest month of the year. Furthermore, adverse weather conditions can have material adverse effects on restaurant sales. The timing of religious holidays may also impact restaurant sales.

Acquisition of the Company

On September 2, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Burger King Worldwide Holdings, Inc., formerly known as Blue Acquisition Holding Corporation, a Delaware corporation (“Parent”) and Blue Acquisition Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Parent established as an acquisition vehicle for the purpose of acquiring the Company. In accordance with the terms of the Merger Agreement, on October 19, 2010 (the “Merger Date”), Merger Sub completed its acquisition of 100% of the Company’s equity (the “Acquisition”) and merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”).

Parent is wholly-owned by 3G Special Situations Fund II, L.P. (“3G”), which is an affiliate of 3G Capital Partners Ltd., an investment firm based in New York City (“3G Capital” or the “Sponsor”). The Acquisition has been accounted for as a business combination using the acquisition method of accounting. In addition, Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 805-50-S99-1 “Business Combinations — Related Issues” requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting.

The Acquisition, Merger and Financing Transactions (collectively referred to as the “Transactions”) required total cash of approximately $4.3 billion, including transaction costs, and were financed with $1.56 billion in equity contributed by 3G, proceeds from the issuance of new term loans consisting of a $1.51 billion tranche denominated in U.S. dollars and a €250 million tranche denominated in Euros (as further discussed in Note 11), the net proceeds from the issuance of $800 million of Senior Notes (as further discussed in Note 11) and $69.4 million of cash on hand.

Fees and expenses related to the Transactions totaled $91.2 million, including (1) $43.2 million consisting principally of investment banking fees and legal fees, (2) compensation related expenses of $34.5 million (which are included as a component of selling, general and administrative expenses) and (3) commitment fees of $13.5 million associated with the bridge loan available at the closing of the Transactions, which are included as a component of interest expense in the Company’s consolidated statement of operations for the period of October 19, 2010 to December 31, 2010. Debt issuance costs capitalized in connection with the issuance of debt to

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

fund the Transactions totaled $69.2 million and are reflected in Other Assets in the Company’s consolidated balance sheet at December 31, 2010.

The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed in the table below reflect various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income and non-income based taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the Merger Date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Merger Date.

The preliminary computations of consideration and the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed is presented in the table below (in millions):

Cash paid for shares outstanding(1)	$3,277.3
Settlement of outstanding stock-based compensation	48.1

Total consideration	$3,325.4

10/19/10

Current assets	508.0
Property and equipment	1,200.0
Intangibles assets	2,982.5
Net investment in property leased to franchisees	140.3
Other assets, net	87.3
Current liabilities	(460.3)
Term debt	(667.4)
Capital leases	(64.4)
Other liabilities	(214.2)
Deferred income taxes, net	(716.7)

Net assets acquired	$2,795.1

Excess purchase price attributed to goodwill	$530.3

(1)	Represents cash paid, based on a $24.00 per share price, for 136,555,642 outstanding shares.

Intangible assets include the Brand, franchise agreements and favorable leases. The Brand has been assigned an indefinite life and, therefore, will not be amortized, but tested at least annually for impairment. Franchise agreements have a weighted average amortization period of approximately 23 years. Favorable and unfavorable leases have weighted average amortization periods of approximately 12 years.

Estimated goodwill has not yet been allocated to reporting units for goodwill impairment testing purposes at December 31, 2010. The Company will allocate goodwill to reporting units upon completion of the fair value studies in 2011. None of the goodwill is expected to be deductible for income tax purposes.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following information represents the unaudited supplemental pro forma results of the Company’s consolidated operations as if the Transactions occurred on July 1, 2009, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expenses resulting from changes in consolidated debt:

	Transition
	Period	Fiscal Year
	July 1, 2010 —	Ended
	December 31,	June 30,
	2010	2010
	(In millions)

Revenue	$1,183.8	$2,503.0

Net income (loss)	$(58.6)	$85.4

The pro forma information does not purport to be indicative of what the Company’s results of operations would have been if the Transactions had in fact occurred at the beginning of the period presented and is not intended to be a projection of the Company’s future results of operations.

Financial information through but not including the Merger Date is referred to as “Predecessor” company information, which has been prepared using the Company’s previous basis of accounting. The financial information beginning October 19, 2010 is referred to as “Successor” company information and reflects the financial statement effects of recording fair value adjustments and the capital structure resulting from the Transactions. Black lines have been drawn to separate the Successor’s financial information from that of the Predecessor since their financial statements are not comparable as a result of the application of acquisition accounting and the Company’s capital structure resulting from the Transactions.

Restructuring Plan

On December 6, 2010, the Company began the implementation of a global restructuring plan that resulted in work force reductions throughout the organization. In the United States, approximately 375 corporate and field positions were eliminated, the majority of which were based at its headquarters in Miami, Florida. In addition, approximately 250 corporate and field positions in Canada, Latin America, EMEA and APAC were eliminated. As a result of the work force reductions in North America and Latin America, the Company incurred total charges of approximately $41 million which are included in selling, general and administrative expenses for the period of October 19, 2010 to December 31, 2010. These restructuring charges will result in future cash expenditures. In addition, for the period of October 19, 2010 to December 31, 2010, the Company incurred total charges of approximately $16 million in the EMEA and APAC regions which are included in selling, general and administrative expenses.

Note 2.	Summary of Significant Accounting Policies

Change in Fiscal Year End

On November 5, 2010 the BKH Board of Directors approved a change in fiscal year end from June 30 to December 31. The change became effective at the end of the quarter ended December 31, 2010. All references to “fiscal years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2010 ended on June 30. This Form 10-K covers the transition period of July 1, 2010 through December 31, 2010 (the “Transition Period”).

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For comparative purposes, Condensed Consolidated Statements of Operations for the six months ended December 31, 2010 and 2009 are presented as follows:

	Successor	Predecessor	(Unaudited)
	For the Period of	For the Period of	Predecessor
	October 19, 2010 to	July 1, 2010 to	Six Months Ended
	December 31, 2010	October 18, 2010	December 31, 2009
	(In millions)
Revenues:
Company restaurant revenues	$331.7	$514.5	$946.0
Franchise revenues	111.5	169.2	279.0
Property revenues	22.6	34.0	57.3

Total revenues	465.8	717.7	1,282.3
Company restaurant expenses	294.1	444.5	819.6
Selling, general and administrative expenses	240.2	156.8	256.9
Property expenses	14.7	18.5	29.5
Other operating (income) expenses, net	(11.7)	(3.6)	5.1

Total operating costs and expenses	537.3	616.2	1,111.1

Income (loss) from operations	(71.5)	101.5	171.2
Interest expense, net	61.0	14.6	24.7

Income (loss) before income taxes	(132.5)	86.9	146.5
Income tax expense (benefit)	(26.9)	15.8	49.7

Net income (loss)	$(105.6)	$71.1	$96.8

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates owned 50% or less are accounted for by the equity method. These investments were not significant as of December 31, 2010.

Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income (loss).

Concentrations of Risk

The Company’s operations include Company and franchise restaurants located in 76 countries and U.S. territories. Of the 12,251 restaurants in operation as of December 31, 2010, 1,344 were Company restaurants and 10,907 were franchise restaurants.

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency, and energy markets and declines in consumer spending may continue to affect the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

Foreign Currency Transaction Gain or Losses

Foreign currency transaction gains or losses resulting from the re-measurement of foreign-denominated assets and liabilities of the Company or its subsidiaries are reflected in earnings in the period when the exchange rates change and are included within other operating (income) expenses, net in the consolidated statements of operations.

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

Notes receivable represent loans made to franchisees arising from refranchisings of Company restaurants, sales of property, and in certain cases when past due trade receivables from franchisees are restructured into an interest-bearing note. Trade receivables which are restructured to interest-bearing notes are generally already fully reserved, and as a result, are transferred to notes receivable at a net carrying value of zero. Notes receivable with a carrying value greater than zero are written down to net realizable value when it is probable or likely that the Company is unable to collect all amounts due under the contractual terms of the loan agreement.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying consolidated balance sheets.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment, net

Property and equipment, net, owned by the Company are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements to properties where the Company is the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement. When we commit to a plan to close a restaurant, we adjust the depreciable lives of the restaurant’s long-lived assets based on the expected date of closure.

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

Favorable and unfavorable operating leases are recorded in connection with acquisition accounting. The Company amortizes favorable and unfavorable leases on a straight-line basis over the remaining term of the leases. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain in the consolidated statements of operations. (See Note 18.)

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and goodwill at December 31, 2010 was recorded in connection with the Sponsor’s acquisition of the Company, which was accounted for as business combination. Additional goodwill may arise in future periods in connection with the Company’s acquisitions of franchise restaurants. The Company’s indefinite-lived intangible asset consists of the Brand.

Goodwill and the Brand are not amortized, but are tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. The impairment test for goodwill requires the Company to compare the carrying value of reporting units (with assigned goodwill) to fair value. If the carrying value of a reporting unit with assigned goodwill exceeds its estimated fair value, the Company may be required to record an impairment charge to goodwill. The Company will allocate goodwill to reporting units upon completion of the fair value studies in 2011.

When the Company disposes of a restaurant business within six months of acquisition, the goodwill recorded in connection with the acquisition is written off. Otherwise, goodwill is written off based on the relative fair value of the business sold to the reporting unit when disposals occur more than six months after acquisition.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The impairment test for the Brand consists of a comparison of the carrying value of the Brand to its fair value on a consolidated basis, with impairment, if any, equal to the amount by which the carrying value exceeds its fair value.

During the quarter ended December 31, 2010, the Company changed its annual goodwill impairment testing date from April 1 to October 1 of each year. This change is being made to better align impairment testing procedures with the Company’s new fiscal year, related year-end financial reporting and the annual business planning and budgeting process, which are performed during the fourth quarter of each year. As a result, goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. Accordingly, management considers this accounting change preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.

The Predecessor’s goodwill impairment test was completed as of April 1, 2010, in accordance with our previously established annual timeline and no impairment resulted. As a result of the Merger on the Merger Date, and the related application of acquisition accounting, the Company revalued the Brand and recorded a preliminary estimate of goodwill as of that date. As further discussed in Note 1, our purchase price allocation has not been finalized. Our next goodwill impairment test will be performed as of October 1, 2011.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, a significant under-performance relative to expected and/or historical results (two consecutive years of negative comparable sales or operating cash flows), significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires the Company to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, the Company must record an impairment charge equal to the excess, if any, of net carrying value over fair value.

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Certain long-lived assets and related liabilities are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States, Canada, the U.K. and Germany. The operating market groupings within the United States and Canada are predominantly based on major metropolitan areas within the United States and Canada. Similarly, operating markets within the other foreign countries with large asset concentrations (the U.K. and Germany) are comprised of geographic regions within those countries (three in the U.K. and two in Germany). These operating market definitions are based upon the following primary factors:

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

In countries in which the Company has a smaller number of restaurants, most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, the Company has defined operating markets as the entire country in the case of Spain, Italy, Mexico, Singapore and China.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on hedging activity, net of tax, and minimum pension liability adjustments, net of tax.

Derivative Financial Instruments

Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and recognized in the statements of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for, and the Company has applied hedge accounting treatment.

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

Disclosures About Fair Value of Financial Instruments

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. For the Company these items primarily include long-lived assets, goodwill and intangible assets for which fair value is determined as part of the related impairment tests and asset retirement obligations initially measured at fair value. At December 31, 2010, there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

Fair value is defined by this accounting standard as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. This accounting standard establishes a fair value hierarchy known as “the valuation hierarchy” that prioritizes the information used in measuring fair value as follows:

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

The carrying amounts for cash and equivalents, trade accounts and notes receivable and accounts and drafts payable approximate fair value based on the short-term nature of these accounts.

Restricted investments, consisting of investment securities held in a rabbi trust to invest compensation deferred under the Company’s Executive Retirement Plan and fund future deferred compensation obligations, are carried at

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

fair value, with net unrealized gains and losses recorded in the Company’s consolidated statements of operations. The fair value of these investment securities are determined using quoted market prices in active markets classified as Level 1 within the fair value hierarchy.

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

Franchise restaurants and Company restaurants contribute to advertising funds managed by the Company in the United States and certain international markets where Company restaurants operate. Under the Company’s franchise agreements, contributions received from franchisees must be spent on advertising, marketing and related activities, and result in no gross profit recognized by the Company. Advertising expense, net of franchisee contributions, totaled $16.7 million for the period of October 19, 2010 through December 31, 2010, $25.3 million for the period of July 1, 2010 through October 18, 2010, $91.3 million for the year ended June 30, 2010, $93.3 million for the year ended June 30, 2009, and $91.5 million for the year ended June 30, 2008, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Litigation accruals

From time to time, the Company is subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, government agencies and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for theses contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in settlement strategy in dealing with these matters.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

For the period of October 19, 2010 to December 31, 2010 the Company will file a consolidated U.S. Federal income tax return with Burger King Worldwide Holdings, Inc. The income tax provision for the Successor has been calculated as though the Company filed a separate return.

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

The Company recognizes positions taken or expected to be taken in a tax return, in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than fifty percent likelihood of being realized upon ultimate settlement.

Transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities are classified as other operating (income) expense, net in the consolidated statements of operations.

Stock-based Compensation

The Company recognizes share-based compensation cost based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period, which is generally the vesting period of the equity grant.

Stock options and restricted stock and restricted stock units (“RSU”) granted by the Company typically contain only a service condition for vesting. For performance-based restricted stock and restricted stock units (“PBRS”) vesting is based both on a performance condition and a service condition. For awards that have a cliff-vesting schedule, stock-based compensation cost is recognized ratably over the requisite service period. For awards with a graded vesting schedule, where the award vests in increments during the requisite service period, the Company has elected to record stock-based compensation cost over the requisite service period for the entire award. As of December 31, 2010, there were no stock options or other equity awards outstanding.

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

The Company sponsors the Burger King Savings Plan (the “Savings Plan”), a defined contribution plan under the provisions of section 401(k) of the Internal Revenue Code. The Savings Plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 50% of their compensation, subject to IRS limits, and the Company matches 100% of the first 6% of employee compensation.

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

In the quarter ended September 30, 2009, the Company elected to cease future participant deferrals and Company contributions into the rabbi trust; however, participant deferrals and Company contributions have been credited with a hypothetical rate of return based on the investment options and allocations in various mutual funds selected by each participant (the “unfunded portion of the ERP liability”). The deferred compensation expense related to the unfunded portion of the ERP liability is included as a component of selling, general and administrative expenses and was not significant. The total deferred compensation liability related to the ERP was $27.0 million, $22.6 million and $17.9 million at December 31, 2010, June 30, 2010 and 2009, respectively.

The investment securities in the rabbi trust have been designated by the Company as trading securities and are carried at fair value as restricted investments within other assets, net in the Company’s consolidated balance sheets, with unrealized trading gains and losses recorded in earnings. The fair value of the investment securities held in the rabbi trust was $22.2 million, $19.9 million and $17.9 million as of December 31, 2010, June 30, 2010 and 2009, respectively. The Company records the net (gains) losses related to the change in value of these investments in selling, general and administrative expenses, along with an offsetting amount related to the increase (decrease) in deferred compensation, in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The following table presents net (gains) and losses related to the investments held in the rabbi trust and the offsetting increase (decrease) in deferred compensation expense related to the ERP liability as a component of selling, general and administrative expenses (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Net (gains) losses on investments held in the rabbi trust	$(0.9)	$(2.1)	$(3.7)	$3.9	$1.5
Increase (decrease) in deferred compensation — funded portion	0.8	2.3	3.7	(3.9)	(1.5)

Net impact	$(0.1)	$0.2	$—	$—	$—

Amounts recorded in the consolidated statements of operations representing the Company’s contributions to the Savings Plan and the ERP on behalf of restaurant and corporate employees for the period of October 19, 2010 through December 31, 2010 were $0.8 million, $2.7 million for the period of July 1, 2010 through October 18, 2010 and $6.7 million, $6.4 million and $6.9 million, the years ended June 30, 2010, 2009 and 2008, respectively. Company contributions made on behalf of restaurant employees are classified as payroll and employee benefit expenses in our consolidated statements of operations, while Company contributions made on behalf of corporate employees are classified as selling, general and administrative expenses in our consolidated statements of operations.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Stock-based Compensation

As a result of the Acquisition (see Note 1 — Acquisition of the Company), the Predecessor’s unvested share-based compensation awards were accelerated to vest and, together with previously vested awards, were cancelled and settled in cash using the $24.00 purchase price per share of common stock paid by 3G in the Acquisition. The Company made aggregate cash payments (including payroll-related taxes) totaling $88.6 million to plan participants following consummation of the Acquisition, as follows:

	Shares/Units Settled	Cash Payments
		(In millions)

Stock options	7,446,364	$50.1
PBRS	1,073,640	25.8
RSU’s	529,790	12.7

		$88.6

Compensation expense resulting from the accelerated vesting of plan awards related to non-vested awards at the Merger Date totaling $30.4 million is included in selling, general and administrative expenses in the Company’s consolidated statements of operations for the period of October 19, 2010 to December 31, 2010. An additional $48.1 million relating to vested awards at the Merger Date was accounted for as a component of purchase price consideration. The remaining $10.1 million of cash payments related to that portion of the accelerated awards which were put in trust and are payable over a two-year period if such employee is employed on such date (unless earlier terminated by the Company); these amounts were recorded as deferred compensation cost and are classified as an asset (current and long term) at the Merger Date. As of December 31, 2010, $4.2 million of deferred compensation cost remains as an asset in the consolidated balance sheets as the restructuring plan resulted in the reduction of employees whose funds were held in trust. This amount will be amortized on a straight-line basis over the requisite service period of two years.

Predecessor

In August 2010, the Predecessor granted non-qualified stock options (“stock options”) covering approximately 1.7 million shares to eligible employees. In August 2010, the Predecessor also granted restricted stock and PBRS awards covering approximately 0.2 million and 0.5 million shares of common stock, respectively, to eligible employees. The restricted stock awards were to have a three year vesting period. The PBRS awards were to have a three year vesting period, which included the one-year performance period. The number of PBRS awards that actually vested was to be determined based on achievement of a Predecessor performance target during the one-year performance period. As a result of the Acquisition, these awards were accelerated to vest on the Merger Date at the target performance level and were cancelled and settled in cash.

The Predecessor recorded $5.8 million of stock-based compensation expense from July 1, 2010 through October 18, 2010, and $17.0 million, $16.2 million and $11.4 million of stock-based compensation expense in the years ended June 30, 2010, 2009 and 2008, respectively, in selling, general and administrative expenses.

Equity Incentive Plan and 2006 Omnibus Incentive Plan

The Predecessor’s Equity Incentive Plan and 2006 Omnibus Incentive Plan (collectively, the “Plans”) permitted the grant of stock-based compensation awards including stock options, RSU’s, deferred shares and PBRS to participants for up to 20.8 million shares of the Predecessor’s common stock. As a result of the Acquisition, all awards under the Plans were accelerated to vest, cancelled and settled in cash using the $24.00 purchase price per common share paid by 3G in the Acquisition.

Prior to the Acquisition, stock-based compensation expense for stock options was estimated on the grant date using a Black-Scholes option pricing model. The Predecessor’s specific weighted-average assumptions for the risk-

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

free interest rate, expected term, expected volatility and expected dividend yield are discussed below. Additionally, the Predecessor was required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could have been affected by changes in the Predecessor’s assumptions or changes in market conditions.

The Predecessor determined the expected term of stock options granted using the simplified method. Based on the results of applying the simplified method, the Predecessor determined that 6.25 years was an appropriate expected term for awards with four-year graded vesting.

The fair value of each stock option granted under the Plans during July 1, 2010 through October 18, 2010 and for the years ended June 30, 2010, 2009, and 2008 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Risk-free interest rate	N/A	1.83%	2.92%	3.33%	4.40%
Expected term (in years)	N/A	6.25	6.25	6.25	6.25
Expected volatility	N/A	38.34%	37.15%	31.80%	29.35%
Expected dividend yield	N/A	1.43%	1.37%	0.96%	1.07%

A summary of stock option activity under the Plans as of and for the period from July 1, 2010 through October 18, 2010:

Predecessor

				Weighted
		Weighted		Average
		Average		Remaining
	Total Number of	Exercise	Total Intrinsic	Contractual
	Options	Price	Value	Term (Yrs)
	(In 000’s)		(In 000’s)

Options outstanding as of June 30, 2010	6,358.6	$17.16	$18,954.0	6.72
Granted	1,662.6	$17.51
Pre-vest cancels	(144.6)	$19.24
Exercised	(370.5)	$10.50
Post-vest cancels	(84.9)	$23.40

Options outstanding as of October 18, 2010	7,421.2	$17.43	$51,113.1	7.24

Options exercisable as of October 18, 2010(1)	3,679.8	$15.38	$32,831.7	5.63

(1)	All options were accelerated to vest and settled in connection with the Acquisition.

The weighted average grant date fair value of stock options granted was $6.02 during the period July 1, 2010 through October 18, 2010 and $6.56, $8.54, and $7.99 during the years ended June 30, 2010, 2009 and 2008, respectively. During the period July 1, 2010 through October 18, 2010 and the years ended June 30, 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $3.2 million, $8.1 million, $11.4 million and $14.4 million, respectively. The related excess tax benefits from stock options exercised were $1.1 million offset by $1.5 million shortfalls recorded as operating cash flows for the period July 1, 2010 through October 18, 2010, and $3.5 million, $3.3 million and $9.3 million, for the years ended June 30, 2010, 2009 and 2008, respectively.

For the period July 1, 2010 through October 18, 2010 and the years ended June 30, 2010, 2009 and 2008, proceeds from stock options exercised were $4.0 million, $4.2 million, $3.0 million and $3.8 million, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of nonvested share activity under the Plans, which includes RSU’s, deferred shares, and PBRS awards, as of and for the period from July 1, 2010 through October 18, 2010 is as follows:

Predecessor

	Total Number of	Weighted
	Nonvested	Average Grant
	Shares	Date Fair Value
	(In 000’s)

Nonvested shares outstanding as of July 1, 2010	1,643.9	$20.94
Granted	652.7	$16.96
Vested & settled	(525.3)	$21.57
Pre-vest cancels	(41.7)	$20.41

Nonvested shares outstanding as of October 18, 2010	1,729.6

Nonvested shares unvested as of October 18, 2010(1)	1,617.6

(1)	All nonvested shares were accelerated to vest and settled in connection with the Acquisition.

The weighted average grant date fair value of nonvested shares granted was $16.96 during the period July 1, 2010 through October 18, 2010 and $18.35, $25.10 and $23.95 in the years ended June 30, 2010, 2009 and 2008, respectively. The total intrinsic value of grants which vested and settled was $9.1 million during the period July 1, 2010 through October 18, 2010 and $9.6 million, $1.1 million and $14.3 million in the years ended June 30, 2010, 2009 and 2008, respectively.

During the period July 1, 2010 through October 18, 2010 the fair value of shares withheld by the Company to meet employees’ minimum statutory withholding tax requirements on the settlement of RSU’s was $2.5 million. For the years ended June 30, 2010, 2009 and 2008, the fair value of shares withheld by the Company to meet employees’ minimum statutory withholding tax requirements on the settlement of RSU’s was $2.7 million, $0.3 million and $4.1 million, respectively.

Note 4.	Restaurant Acquisitions, Closures and Dispositions

Acquisitions

Restaurant acquisitions are summarized as follows (in millions, except for number of restaurants):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Number of restaurants acquired	—	1	39	87	83
Prepaids and other current assets	$—	$—	$1.8	$1.0	$1.0
Property and equipment, net	—	—	4.9	14.6	13.3
Goodwill and other intangible assets	—	—	7.6	55.7	47.5
Other assets, net	—	—	2.1	—	—
Assumed liabilities	—	—	(2.4)	(3.4)	(7.6)

Total purchase price	$—	$—	$14.0	$67.9	$54.2

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and sales of Company restaurants to franchisees, referred to as “refranchisings,” and are recorded in other operating (income) expenses, net in the accompanying consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

Closures and dispositions are summarized as follows (in millions, except for number of restaurants):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Number of restaurant closures	5	8	34	19	29
Number of refranchisings	5	35	91	51	38
Net loss (gain) on restaurant closures, refranchisings and dispositions of assets	$3.0	$(3.2)	$(2.4)	$(8.5)	$(9.8)

The $3.0 million net loss on restaurant closures, refranchisings and dispositions of assets for the period October 19, 2010 to December 31, 2010 primarily relates to the abandonment of assets.

Included in the net gain on restaurant closures, refranchisings and dispositions of assets for the period of July 1, 2010 to October 18, 2010 is a gain from the refranchising of Company restaurants primarily in the Netherlands offset by a loss from the refranchising of Company restaurants primarily in Germany.

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

Note 5.	Franchise Revenues

Franchise revenues consist of the following (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Franchise royalties	$107.4	$165.2	$529.5	$518.2	$512.6
Initial franchise fees	2.5	1.7	10.9	13.8	13.2
Renewal franchise fees and other related fees	1.6	2.3	8.8	11.4	11.4

Total	$111.5	$169.2	$549.2	$543.4	$537.2

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 6.	Trade and Notes Receivable, net

Trade and notes receivable, net, consists of the following (in millions):

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
Trade accounts receivable	$165.9	$158.7	$146.3
Notes receivable, current portion	8.0	4.8	5.5

	173.9	163.5	151.8
Allowance for doubtful accounts	(25.9)	(20.6)	(21.8)

Total, net	$148.0	$142.9	$130.0

The change in allowances for doubtful accounts is as follows:

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to
	December 31, 2010	October 18, 2010	Years Ended June 30,
	2010	2010	2010	2009	2008
Beginning balance	$21.0	$20.6	$21.8	$23.0	$28.6
Bad debt expense (recoveries), net	2.8	2.1	0.8	0.7	(2.7)
Write-offs and other	2.1	(1.7)	(2.0)	(1.9)	(2.9)

Ending balance	$25.9	$21.0	$20.6	$21.8	$23.0

Note 7.	Prepaids and Other Current Assets, net

Included in prepaids and other current assets, net were prepaid expenses of $38.7 million, $33.1 million and $31.0 million, inventories totaling $15.6 million, $15.4 million and $15.8 million, foreign currency forward contracts of $7.9 million, $25.9 million and $0.3 million, and refundable income taxes of $85.9 million, $14.0 million and $39.3 million as of December 31, 2010 and June 30, 2010 and 2009, respectively. The increase in refundable income taxes is primarily due to the loss generated during the period of October 19, 2010 through December 31, 2010.

In addition, during the Successor period the Company entered into two interest rate cap agreements which have a current asset balance of $11.1 million as of December 31, 2010. The remaining interest rate cap balance of $80.0 million is classified as long term and is included in other assets, net as of December 31, 2010.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Property and Equipment, net

Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

			Successor	Predecessor
			As of December 31,	As of June 30,
			2010	2010	2009
Land			$438.8	$386.0	$390.3
Buildings and improvements(1)	(up to 40 years	)	555.0	756.2	721.2
Machinery and equipment(2)	(up to 18 years	)	175.8	347.3	327.9
Furniture, fixtures, and other	(up to 10 years	)	33.7	149.0	132.8
Construction in progress			16.4	42.5	48.4

			$1,219.7	$1,681.0	$1,620.6
Accumulated depreciation and amortization(3)			(26.1)	(666.9)	(607.4)

Property and equipment, net			$1,193.6	$1,014.1	$1,013.2

(1)	Buildings and improvements include assets under capital leases of $37.6 million, $76.6 million and $75.6 million as of December 31, 2010 and June 30, 2010 and 2009, respectively.

(2)	Machinery and equipment include assets under capital leases of $0.5 million, $1.9 million and $1.8 million as of December 31, 2010 and June 30, 2010 and 2009, respectively.

(3)	Accumulated depreciation related to capital leases totaled $0.8 million, $38.6 million and $34.1 million as of December 31, 2010 and June 30, 2010 and 2009, respectively.

Depreciation and amortization expense on property and equipment totaled $26.1 million for the period of October 19, 2010 to December 31, 2010, $33.2 million for the period of July 1, 2010 to October 18, 2010 and $120.6 million, $110.1 million and $116.6 million for the years ended June 30, 2010, 2009 and 2008, respectively.

Construction in progress represents new restaurant construction, reimaging (demolish and rebuild) and remodeling of existing and acquired restaurants.

Note 9.	Intangible Assets, net and Goodwill

As a result of the Merger on October 19, 2010, and the related application of acquisition accounting, the Company completed a preliminary valuation of the Brand and other identifiable intangible assets as of that date. As of December 31, 2010, the Brand, the Company’s only intangible asset with an indefinite life, had a carrying value of $2.1 billion. As of December 31, 2010, goodwill had a carrying value of $529.9 million. The goodwill is attributable to preliminary acquisition accounting and will be allocated to reporting units upon completion of the fair value studies in 2011. The decrease in carrying value of goodwill between October 19, 2010 and December 31, 2010 is attributable to foreign currency translation.

Prior to the Acquisition and application of acquisition accounting, the Burger King Brand had a carrying value of $874.0 million and $905.1 million as of June 30, 2010 and 2009, respectively. Similarly, goodwill had a carrying value of $31.0 million and $26.4 million as of June 30, 2010 and 2009, respectively, and arose as a result of previous acquisitions of franchise restaurants.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tables below present intangible assets subject to amortization, along with their useful lives (in millions):

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
Franchise agreements(1)	$859.4	$142.2	$140.6
Accumulated amortization	(7.2)	(25.3)	(19.5)

Total, Net	$852.2	$116.9	$121.1

(1)	Includes reacquired franchise rights as of June 30, 2010 and 2009.

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
Favorable leases	$26.8	49.1	48.8
Accumulated amortization	(0.7)	(14.6)	(12.3)

Total, Net	$26.1	$34.5	$36.5

The Company recorded amortization expense on intangible assets of $7.9 million for the period of October 19, 2010 to December 31, 2010. The Predecessor recorded amortization expense on intangible assets of $2.7 million, $8.7 million, $8.8 million and $5.0 million for the period July 1, 2010 to October 18, 2010, and fiscal years ended June 30, 2010, 2009, and 2008, respectively.

As of December 31, 2010, estimated future amortization expense on intangible assets for the years ended December 31 is $39.4 million in 2011, $39.2 million in each of 2012, 2013, and 2014, $39.1 million in 2015 and $689.7 million thereafter.

Franchise agreements and favorable leases have weighted average amortization periods of approximately 23 years and 12 years, respectively. The total intangible asset weighted average amortization period is approximately 23 years.

Note 10.	Other Accrued Liabilities and Other Liabilities

Included in other accrued liabilities (current) as of December 31, 2010, June 30, 2010 and June 30, 2009, were accrued payroll and employee-related benefit costs totaling $34.4 million, $58.5 million and $69.4 million, respectively; accrued severance of $42.8 million, $2.3 million and $1.1 million, respectively; interest payable of $16.2 million, $0.1 million and $0.1 million respectively; and foreign currency forward contracts of $7.6 million, $2.6 million and $20.3 million, respectively. The increase in accrued severance of $40.5 million is due to the Company’s restructuring plan, as compared to the prior fiscal year.

Included in other liabilities (non-current) as of December 31, 2010, June 30, 2010 and June 30, 2009, were accrued pension liabilities of $60.1 million, $79.4 million and $54.0 million, respectively; interest rate swap liabilities of zero, $26.1 million and $32.4 million, respectively; casualty insurance reserves of $22.3 million, $25.5 million and $27.7 million, respectively; retiree health benefits of $25.1 million, $25.0 million and $21.1 million, respectively; and liabilities for unfavorable leases of $38.6 million, $127.3 million and $155.5 million, respectively. The decrease in unfavorable leases primarily relates to the acquisition accounting adjustments. Refer to Note 1.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 11.	Long-Term Debt

Long-term debt is comprised of the following (in millions):

		Principal			Interest Rates(a)
		Successor	Predecessor		Successor	Predecessor
		As of	As of		October 19, 2010 to	July 1, 2010 to
	Maturity	December 31,	June 30,		December 31,	October 18,
	Dates	2010	2010	2009	2010	2010	2010	2009
Secured Term Loan — USD tranche(b)	2016	$1,510.0	$—	$—	6.82%	N/A	N/A	N/A
Secured Term Loan — Euro tranche(b)	2016	334.2	—	—	7.11%	N/A	N/A	N/A
9 7/8 % Senior Notes	2018	800.0	—	—	10.19%	N/A	N/A	N/A
Deferred Premiums on interest rate caps — USD (See Note 13)	2016	42.4	—	—	2.52%	—	—	—
Deferred Premiums on interest rate caps — EUR (See Note 13)	2016	11.1	—	—	2.86%	—	—	—
New Revolving Credit Facility	2015	—	—	—	N/A	—	—	—
Revolving Credit Facility(c)	N/A	—	—	—	N/A	—	—	—
Term Loans(c)	N/A	—	753.7	816.2	N/A	4.4%	4.7%	5.1%
Other		1.4	1.7	2.1

Total debt		2,699.1	755.4	818.3
Less: current maturities of debt		(27.0)	(87.7)	(62.7)

Total long-term debt		$2,672.1	$667.7	$755.6

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and discount on New Term Loan Facility, and in the case of the Company’s Secured Term Loans, the effect of interest rate caps.

(b)	Principal face amount herein is presented gross of a 1% discount, $16.8 million on the USD tranche and $3.3 million on the Euro tranche.

(c)	The Revolving Credit Facility and Term Loans were repaid and terminated in connection with the Transactions.

Successor

New Credit Facilities

Concurrently with the consummation of the Merger, BKC, as borrower, entered into a credit agreement dated as of October 19, 2010 with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time (the “New Credit Agreement”). The New Credit Agreement provides for (i) two tranches of term loans in an aggregate principal amount of $1,510.0 million and €250.0 million, respectively, each under a new term loan facility (the “New Term Loan Facility”) and (ii) a new senior secured revolving credit facility for up to $150 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “New Revolving Credit Facility,” and together with the

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

New Term Loan Facility, the “New Credit Facilities”). Concurrently with the consummation of the Merger, the full amount of the two term loans was drawn, no revolving loans were drawn and replacement letters of credit were issued in order to backstop, replace or roll-over existing letters of credit under the Company’s prior credit agreement, which was repaid as of the consummation of the Merger.

The New Term Loan Facility has a six-year maturity. The New Revolving Credit Facility has a five-year maturity. The principal amount of the New Term Loan Facility amortizes in quarterly installments equal to 0.25% of the original principal amount of the New Term Loan Facility for the first five and three-quarter years, with the balance payable at maturity. The New Credit Facilities contain customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants and events of default.

At the Company’s election, the interest rate per annum applicable to loans under the New Credit Facilities will be based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar rate applicable for an interest period of one month plus 1.00%, plus a margin of 3.50% or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and New Revolving Credit Facility, adjusted for statutory reserve requirements, plus a margin of 4.75% for loans under the Euro denominated tranche of the New Term Loan Facility and 4.50% for loans under the U.S. dollar denominated tranche of the New Revolving Credit Facility. Borrowings under the New Term Loan Facility will be subject to a LIBOR floor of 1.75%.

Following the end of each fiscal year, commencing with the year ending December 31, 2011, the Company will be required to prepay the Term Loans in an amount equal to 50% of Excess Cash Flow (as defined in the New Credit Agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of any voluntary prepayments of the Term Loans during such fiscal year. Additionally, subject to certain exceptions, the New Credit Facilities are subject to mandatory prepayment in the event of non-ordinary course or other dispositions of assets (subject to customary reinvestment provisions), or in the event of issuances or incurrence of debt by BKC or any of its subsidiaries (other than certain indebtedness permitted by the New Credit Facilities).

The Company may prepay the term loans in whole or in part at any time. A 1% premium applies if the prepayment is made in connection with an interest rate re-pricing event.

All obligations under the New Credit Facilities are guaranteed by BKH and each direct and indirect, existing and future, material domestic wholly-owned subsidiary of BKC. The New Credit Facilities and any derivative instrument contracts and cash management arrangements provided by any revolving lender party to the New Credit Facilities or any of its affiliates are secured on a first priority basis by a perfected security interest in substantially all of BKC’s and each guarantor’s tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property, owned real property and of all the capital stock of BKC and each of its direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of the first tier foreign subsidiaries).

Under the New Credit Facilities, BKC is required to comply with specified financial ratios, including the following:

BKC’s Interest Coverage Ratio, defined as the ratio of Consolidated EBITDA to Consolidated Interest Expense shall not be less than:

•	1.60 to 1.00 for Test Periods ending between March 31, 2011 through September 30, 2011,

•	1.70 to 1.00 for Test Periods ending between December 31, 2011 through June 30, 2013,

•	1.80 to 1.00 for Test Periods ending between September 30, 2013 through June 30, 2014,

•	1.90 to 1.00 for Test Periods ending between September 30, 2014 and June 30, 2015, and

•	2.00 to 1.00 for Test Periods ending thereafter.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Consolidated EBITDA is defined in the New Credit Agreement as earnings before interest, taxes, depreciation and amortization, adjusted for certain items, as specified in the New Credit Agreement. Consolidated Interest Expense is defined in the New Credit Agreement as cash payments for interest, including (net of) payments made (received) pursuant to interest rate derivatives with respect to Indebtedness, net of cash received for interest income and certain other items specified in the New Credit Agreement. The Test Period is defined in the New Credit Agreement as the most recently completed four consecutive fiscal quarters ending on such date.

BKC’s Total Leverage Ratio, defined in the New Credit Agreement as the ratio of Consolidated Total Debt to Consolidated EBITDA shall not be greater than:

•	7.50 to 1.00 for Test Periods ending between March 31, 2011 through June 30, 2011,

•	7.25 to 1.00 for the Test Period ending September 30, 2011,

•	7.00 to 1.00 for the Test Period ending December 31, 2011,

•	6.75 to 1.00 for Test Periods ending March 31, 2012 through June 30, 2012,

•	6.25 to 1.00 for Test Periods ending September 30, 2012 through December 31, 2012,

•	6.00 to 1.00 for Test Periods ending March 31, 2013 through June 30, 2013,

•	5.75 to 1.00 for Test Periods ending September 30, 2013 through March 31, 2014,

•	5.25 to 1.00 for Test Periods ending June 30, 2014 through June 30, 2015,

•	4.75 to 1.00 for Test Periods ending September 30, 2015 through June 30, 2016, and

•	4.50 to 1.00 for Test Period ending thereafter.

The New Credit Facilities also contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of BKC and its subsidiaries to (i) incur additional indebtedness (including guarantee obligations) or liens, (ii) engage in mergers, consolidations, liquidations or dissolutions, sell assets (with certain exceptions, including sales of company-owned restaurants to franchisees), (iii) make capital expenditures, acquisitions, investments loans and advances, (iv) pay and modify the terms of certain indebtedness, (v) engage in certain transactions with affiliates, (vi) enter into certain speculative hedging arrangements, negative pledge clauses and clauses restricting subsidiary distributions and (vii) change the its line of business. In addition, the ability of BKC and its subsidiaries to pay dividends or other distributions, or to repurchase, redeem or retire equity is restricted by the New Credit Agreement, including the payment of dividends to BKH.

BKC’s capital expenditures are limited to $160 million to $220 million, with the annual limitation based on our Rent-Adjusted Leverage Ratio of our most recently ended fiscal year. Up to 50% of the unused amount for the prior fiscal year (less the amount carried forward into the prior fiscal year) is allowed to be carried forward into the next fiscal year.

The New Credit Facilities contain customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amount, violation of a covenant, cross-default to material indebtedness, bankruptcy and a change of control. The Company’s ability to borrow under the New Credit Facilities will be dependent on, among other things, BKC’s compliance with the above-referenced financial ratios. Failure to comply with these ratios or other provisions of the credit agreement for the New Credit Facilities (subject to grace periods) could, absent a waiver or an amendment from the lenders under such agreement, restrict the availability of the New Revolving Credit Facility and permit the acceleration of all outstanding borrowings under such credit agreement.

In addition to paying interest on outstanding principal under the New Credit Facility, the Company is required to pay certain recurring fees with respect to the New Credit Facilities, including (i) fees on the unused commitments of the lenders under the revolving facility, (ii) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (iii) administration fees.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On February 15, 2011, BKC entered into a Credit Agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time which amended and restated the New Credit Agreement. Under the Amended Credit Agreement, the aggregate principal amount of term loans denominated in U.S. dollars was increased to $1,600.0 million and the amount of term loans denominated in Euros was reduced to €200.0 million. The Amended Credit Agreement also provides for a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit), the amount of which is unchanged from the amount available under the New Revolving Credit Facility.

Under the Amended Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the New Term Loan Facility and 2.25% for loans under the Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and New Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the New Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 3.25% for loans under the New Revolving Credit Facility. Borrowings under the Amended Credit Agreement will be subject to a LIBOR floor of 1.50%.

The Amended Credit Agreement contains the same financial covenants, negative covenants, affirmative covenants, maturity dates, prepayment events and events of default as the New Credit Agreement.

9 7/8% Senior Notes

On October 19, 2010, Merger Sub, as the initial issuer, and Wilmington Trust FSB, as trustee, executed an indenture pursuant to which the senior notes (the “Senior Notes”) were issued (the “Senior Notes Indenture”). Upon the consummation of the Merger, Merger Sub, BKC, the Company, as a guarantor, and the other guarantors entered into a supplemental indenture (the “Supplemental Indenture”) pursuant to which BKC assumed the obligations of Merger Sub under the Senior Notes Indenture and the Senior Notes and the Company and the other guarantors guaranteed the Senior Notes on a senior basis. The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year, commencing on April 15, 2011. The Senior Notes mature on October 15, 2018.

The Senior Notes are general unsecured senior obligations of BKC that rank pari passu in right of payment with all existing and future senior indebtedness of the Company. The Senior Notes are effectively subordinated to all Secured Indebtedness of the Company (including the New Credit Facilities) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of Non-Guarantor Subsidiaries.

The Senior Notes are guaranteed by BKH and all existing direct and indirect subsidiaries that borrow under or guarantee any indebtedness or indebtedness of another guarantor. Under certain circumstances, subsidiary guarantors may be released from their guarantees without the consent of the holders of the Senior Notes.

At any time prior to October 15, 2013, we may redeem up to 35% of the original principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 109.875% of the principal amount of the Senior Notes, together with any accrued and unpaid interest, if any, to the date of redemption.

The Senior Notes will be redeemable at the Company’s option, in whole or in part, at any time on or after October 15, 2014 at 104.938% of the principal amount, at any time on or after October 15, 2015 at 102.469% of the principal amount or at any time on or after October 15, 2016 at 100% of the principal amount.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The occurrence of a change in control will require the Company to offer to purchase all or a portion of the Senior Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of purchase. Certain asset dispositions will also require the Company to use the proceeds from those asset dispositions to make an offer to purchase the Senior Notes at 100% of their principal amount, if such proceeds are not otherwise used within a specified period to repay indebtedness or to invest in capital assets related to the Company’s business or capital stock of a restricted subsidiary.

The Senior Notes Indenture contains certain covenants that the Company must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, guarantees of indebtedness by subsidiaries and activities of BKH.

The Senior Notes Indenture includes customary events of default including, but not limited to, nonpayment of principal, interest, premiums or other amounts due under the Senior Notes Indenture, violation of a covenant, cross-default to material indebtedness, bankruptcy and a change of control. Failure to comply with the covenants or other provision of the Senior Notes Indenture (subject to grace periods) could, absent a waiver or an amendment from the lenders under such Senior Notes Indenture, permit the acceleration of all outstanding borrowings under such credit agreement.

The aggregate maturities of long-term debt, including the amounts due under the New Term Loan Facility, the Senior Notes, and other debt as of December 31, 2010, are as follows (in millions):

Principal
Year Ended December 31,	Amount

2011	$27.0
2012	27.0
2013	27.6
2014	27.5
2015	28.1
Thereafter	2,561.9

Total	$2,699.1

The Company also has lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $3.3 million as of December 31, 2010. There were $1.2 million of guarantees issued against these lines of credit as of December 31, 2010.

Predecessor

Prior to the Merger, the Company’s previous credit facility consisted of Term Loans A and B-1 and a $150.0 million revolving credit facility (the “Previous Credit Facility”). In connection with the Merger, on October 19, 2010, the Company refinanced the amounts due under the Previous Credit Facility with the New Credit Facility and Notes described above.

The interest rate under Term Loan A and the revolving credit facility was, at the Company’s option, either (a) the greater of the federal funds effective rate plus 0.50% or the prime rate (“ABR”), plus a rate not to exceed 0.75%, which varied according to the Company’s leverage ratio or (b) LIBOR plus a rate not to exceed 1.75%, which varied according to Company’s leverage ratio. The interest rate for Term Loan B-1 was, at the Company’s option, either (a) ABR, plus a rate of 0.50% or (b) LIBOR plus 1.50%, in each case so long as the Company’s leverage ratio remained at or below certain levels (but in any event not to exceed 0.75% in the case of ABR loans and 1.75% in the case of LIBOR loans). The weighted average interest rates related to the Company’s term debt was 4.4% for the period July 1, 2010 to October 18, 2010 and 4.7% and 5.1% for the years ended June 30, 2010 and

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

June 30, 2009, respectively, which included the impact of interest rate swaps on 77%, 73% and 71% of the Company’s term debt, respectively.

The Previous Credit Facility contained certain customary financial and non-financial covenants. These covenants imposed restrictions on additional indebtedness, liens, investments, advances, guarantees and mergers and acquisitions. These covenants also placed restrictions on asset sales, sale and leaseback transactions, dividends, payments between the Company and its subsidiaries and certain transactions with affiliates.

The unamortized amount of debt issuance costs incurred in connection with the Previous Credit Facility of $2.4 million as of October 18, 2010 was written off when the amounts due under the Previous Credit Facility were paid in full in connection with the Transactions.

Note 12.	Fair Value Measurements

Fair Value Measurements

The following table presents (in millions) financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments, and other investments, which consist of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan, as well as their location on the Company’s consolidated balance sheets as of December 31, 2010, June 30, 2010 and 2009 respectively:

Successor

	As of December 31, 2010				Fair Value Measurements at December 31, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices
	Prepaid				in Active	Significant
	and				Markets for	Other	Significant
	Other		Other		Identical	Observable	Unobservable
	Current	Other	Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	Assets	Liabilities	Liabilities	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate caps(1)	$11.1	$80.0	$—	$—	$—	$91.1	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—

Total	$11.2	$80.0	$—	$—	$—	$91.2	$—

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$—	$—	$(2.6)	$—	$—	$(2.6)	$—
Foreign currency forward contracts (asset)	7.8	—	—	—	—	7.8	—
Foreign currency forward contracts (liability)	—	—	(7.6)	—	—	(7.6)	—

Total	$7.8	$—	$(10.2)	$—	$—	$(2.4)	$—

Other investments:
Investments held in a rabbi trust	$—	$22.2	$—	$—	$22.2	$—	$—

Total	$—	$22.2	$—	$—	$22.2	$—	$—

(1)	Refer to Note 13 for the discussion surrounding the change in balance in comparison to June 30, 2010.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

	As of June 30, 2010				Fair Value Measurements at June 30, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices
					in Active	Significant
	Prepaid and				Markets for	Other	Significant
	Other		Other		Identical	Observable	Unobservable
	Current	Other	Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	Assets	Liabilities	Liabilities	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(26.1)	$—	$(26.1)	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—
Foreign currency forward contracts (liability)	—	—	—	—	—	—	—

Total	$0.1	$—	$—	$(26.1)	$—	$(26.0)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$25.8	$—	$—	$—	$—	$25.8	$—
Foreign currency forward contracts (liability)	—	—	(2.6)	—	—	(2.6)	—

Total	$25.8	$—	$(2.6)	$—	$—	$23.2	$—

Other investments:
Investments held in a rabbi trust	$—	$19.9	$—	$—	$19.9	$—	$—

Total	$—	$19.9	$—	$—	$19.9	$—	$—

	As of June 30, 2009				Fair Value Measurements at June 30, 2009
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices
	Prepaid				in Active	Significant
	and				Markets for	Other	Significant
	Other		Other		Identical	Observable	Unobservable
	Current	Other	Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	Assets	Liabilities	Liabilities	(Level 1)	(Level 2)	(Level 3)

Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Total	$—	$—	$—	$(32.4)	$—	$(32.4)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$0.3	$—	$—	$—	$—	$0.3	$—
Foreign currency forward contracts (liability)	—	—	(20.3)	—	—	(20.3)	—

Total	$0.3	$—	$(20.3)	$—	$—	$(20.0)	$—

Other investments:
Investments held in a rabbi trust	$—	$17.9	$—	$—	$17.9	$—	$—

Total	$—	$17.9	$—	$—	$17.9	$—	$—

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

At December 31, 2010, the fair value of the Company’s variable rate term debt and bonds were estimated at $2,731.0 million, compared to a carrying amount of $2,624.1 million, net of original issuance discount. At June 30, 2010, the fair value of the Company’s variable rate term debt was estimated at $744.4 million, compared to a carrying amount of $753.7 million. At June 30, 2009, the fair value of the Company’s variable rate term debt was estimated at $791.9 million, compared to a carrying amount of $816.2 million. Refer to Note 2 for inputs used to estimate fair value.

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

Note 13.	Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

The Company enters into derivative instruments for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. The Company uses derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.

Interest Rate Caps

Following the Transactions, the Company entered into two deferred premium interest rate caps, one of which was denominated in U.S. dollars (notional amount of $1.5 billion) and the other denominated in Euros (notional amount of €250 million) (the “Cap Agreements”). The six year Cap Agreements are a series of 25 individual caplets that reset and settle on the same dates as the New Credit Facilities. The deferred premium associated with the Cap Agreements was $47.7 million for the U.S. dollar denominated exposure and €9.4 million for the Euro denominated exposure. Following the February 15, 2011 amendment to the New Credit Agreement, we modified our interest rate cap denominated in Euros to reduce its notional amount by €50 million throughout the life of the caplets. Additionally, we entered into a new deferred premium interest rate cap agreement denominated in U.S. dollars (notional amount of $90 million) with a strike price of 1.50% (the “New Cap Agreement”). The terms of the New Cap Agreement are substantially similar to those described above and the Cap Agreements were not otherwise revised by these modifications.

Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above a strike price of 1.75% (1.50% for the New Cap Agreement), the Company will receive the net difference between the rate and the strike price. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment (plus interest) to the counterparty. If LIBOR/EURIBOR resets below the strike price no payment is made by the counterparty. However, we would still be responsible for the deferred premium and interest.

The interest rate cap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. At each cap maturity date, the portion of fair value attributable to the matured cap will be reclassified from AOCI into earnings as a component of interest expense.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest Rate Swaps

The Predecessor entered into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Predecessor’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B-1 debt (the “Predecessor’s Term Debt”). Interest payments on the Predecessor’s Term Debt were made quarterly and the variable rate on the Predecessor’s Term Debt was reset at the end of each fiscal quarter. The interest rate swap contracts were designated as cash flow hedges and to the extent they were effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value were not included in current earnings but in accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. These changes in fair value were subsequently reclassified into earnings as a component of interest expense each quarter as interest payments were made on the Predecessor’s Term Debt.

In connection with the Transactions, interest rate swaps with a notional value of $500 million were terminated by counterparties. The remaining interest rate swaps that were not terminated by counterparties have a notional value of $75 million and remain classified as a liability on the Company’s consolidated balance sheet as of December 31, 2010. The final contract expires September 2011. Future fluctuations in the fair value of remaining interest rate swaps will be included in the determination of net income (loss) until the final contract expires in September 2011.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts, which typically have maturities between one and nine months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. The Company also enters into foreign currency forward contracts in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. At December 31, 2010, foreign currency forward contracts with a net notional amount of $2.1 million were outstanding.

Credit Risk

By entering into derivative instrument contracts, the Company exposes itself, from time to time, to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to the Company, which creates credit risk for the Company. The Company attempts to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring its market position with each counterparty.

Credit-Risk Related Contingent Features

The Company’s derivative instruments do not contain any credit-risk related contingent features.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents the required quantitative disclosures for the Company’s derivative instruments (in millions):

	Successor				Predecessor
	October 19, 2010 to December 31, 2010				July 1, 2010 to October 18, 2010
			Foreign			Foreign
	Interest	Interest	Currency		Interest	Currency
	Rate	Rate	Forward		Rate	Forward
	Caps	Swaps	Contracts	Total	Swaps	Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$35.8	$—	$0.1	$35.9	$(2.4)	$(0.1)	$(2.5)
Gain (loss) reclassified from AOCI into interest expense, net(1)	$—	$—	$—	$—	$(4.9)	$—	$(4.9)
Gain (loss) reclassified from AOCI into royalty income	$—	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion)(2)	$—	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion)(2)	$—	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$(0.2)	$17.2	$17.0	$—	$(42.4)	$(42.4)

(1)	Includes $0.4 million of gain for the period of July 1, 2010 to October 18, 2010 related to terminated hedges and zero for the period October 19, 2010 to December 31, 2010.

(2)	The amount of ineffectiveness related to interest rate swaps recorded during the period July 1, 2010 to October 18, 2010 was not significant. No ineffectiveness was recorded related to interest rate cap contracts for the period October 19, 2010 to December 31, 2010.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Predecessor
	For the Year Ended			For the Year Ended
	June 30, 2010			June 30, 2009
		Foreign			Foreign
	Interest	Currency		Interest	Currency
	Rate	Forward		Rate	Forward
	Swaps	Contracts	Total	Swaps	Contracts	Total

Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(16.4)	$(0.6)	$(17.0)	$(39.2)	$(0.1)	$(39.3)
Gain (loss) reclassified from AOCI into interest expense, net(3)	$(21.1)	$—	$(21.1)	$(10.5)	$—	$(10.5)
Gain (loss) reclassified from AOCI into royalty income	$—	$(0.8)	$(0.8)	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion)(4)	$(0.2)	$—	$(0.2)	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion)(4)	$—	$—	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$44.6	$44.6	$—	$43.2	$43.2

(3)	Includes $1.6 million and $1.3 million of gain for the fiscal years ended June 30, 2010 and 2009, respectively, related to the terminated hedges.

(4)	The amount of ineffectiveness recorded in earnings during the fiscal year ended June 30, 2009 was not significant.

Note 14.	Interest Expense

Interest expense consists of the following (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Secured Term Loan — USD tranche	$19.1	$—	$—	$—	$—
Secured Term Loan — Euro tranche	4.3
9 7/8 % Senior Notes	16.0	—	—	—	—
Term loans, interest rate swaps, interest rate caps and other(1)	19.8	12.0	39.4	47.2	56.4
Capital lease obligations	2.0	2.9	10.2	10.1	10.7

Total	$61.2	$14.9	$49.6	$57.3	$67.1

(1)	Amount includes commitment fees of $13.5 million associated with the bridge loan available at the closing of the Transactions, amortization of original debt issuance discount on the New Term Loan Facility of $0.5 million and interest expense related to the deferred premium interest rate caps of $0.4 million for the period October 19, 2010 to December 31, 2010. See Note 11. In addition, the Company recorded a $2.4 million loss on early extinguishment of debt related to unamortized deferred financing costs associated with the Predecessor’s Term loans.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company had $67.2 million, $2.9 million and $4.9 million of unamortized deferred financing costs at December 31, 2010, June 30, 2010 and 2009, respectively. These fees are classified in other assets, net and are amortized over the term of the debt into interest expense on term debt using the effective interest method. The increase in unamortized deferred financing cost is associated with the New Credit Facilities. See Note 11. The amortization of deferred financing cost included in interest expense for the period October 19, 2010 to December 31, 2010 was $2.1 million, $0.6 million for the period July 1, 2010 to October 18, 2010 and $2.1 million, $1.9 million and zero for the three years ended June 30, 2010, 2009 and 2008, respectively.

Note 15.	Income Taxes

Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Domestic	$(121.6)	$61.4	$228.4	$241.4	$245.1
Foreign	(10.9)	25.5	55.9	43.4	47.9

Income (loss) before income taxes	$(132.5)	$86.9	$284.3	$284.8	$293.0

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Current:
Domestic
Federal	$(44.0)	$7.1	$64.7	$57.0	$64.5
State, net of federal income tax benefit	(0.9)	1.7	4.6	6.1	8.3
Foreign	2.2	3.5	11.3	9.5	10.3

	$(42.7)	$12.3	$80.6	$72.6	$83.1

Deferred:
Domestic
Federal	$8.2	$9.2	$14.4	$9.1	$9.8
State, net of federal income tax benefit	(3.0)	1.2	3.1	6.2	1.3
Foreign	10.6	(6.9)	(0.6)	(3.2)	9.2

	$15.8	$3.5	$16.9	$12.1	$20.3

Total	$(26.9)	$15.8	$97.5	$84.7	$103.4

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
U.S. Federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	3.0	3.4	2.8	2.6
Costs/(Benefits) and taxes related to foreign operations	(11.5)	(2.5)	1.7	(4.7)	7.4
Foreign tax rate differential	(0.4)	(8.8)	(5.6)	(4.9)	(5.3)
Foreign exchange differential on tax benefits	(0.2)	(0.6)	0.3	0.7	(0.6)
Change in valuation allowance	(2.5)	(4.5)	(0.6)	1.1	(3.1)
Change in accrual for tax uncertainties	(0.2)	(2.6)	0.2	(1.3)	(0.1)
Non Deductible Transaction Costs	(3.6)	—	—	—	—
Other	0.4	(0.8)	(0.1)	1.0	(0.6)

Effective income tax rate	20.3%	18.2%	34.3%	29.7%	35.3%

The Company’s effective tax rate was 20.3% for the period from October 19, 2010 through December 31, 2010 and 18.2% for the period from July 1, 2010 through October 18, 2010, primarily as a result of the Transactions and the current mix of income from multiple tax jurisdictions.

The Company’s effective tax rate was 34.3% for the fiscal year ended June 30, 2010, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations. The Company’s effective tax rate was 29.7% for the fiscal year ended June 30, 2009, primarily as a result of the resolution of federal and state audits and tax benefits realized from the dissolution of dormant entities. The Company’s effective tax rate was 35.3% for the fiscal year ended June 30, 2008, primarily as a result of the resolution of federal, state and international audits, dissolution of a foreign partnership, and changes in state and foreign tax law.

Income tax expense/(benefit) includes an increase in valuation allowance related to foreign tax credit carryforwards and deferred tax assets in foreign countries of $3.3 million for the period from October 19, 2010 through December 31, 2010, a decrease in valuation allowance related to deferred tax assets in foreign countries of $3.8 for the period from July 1, 2010 through October 18, 2010, a decrease of $1.7 million for the year ended June 30, 2010, an increase of $3.0 million for the year ended June 30, 2009 and a decrease of $7.1 million for the year ended June 30, 2008.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Income tax expense (benefit) from continuing operations	$(26.9)	$15.8	$97.5	$84.7	$103.4
Interest rate caps in accumulated other comprehensive income (loss)	13.9	—	—	—	—
Interest rate swaps in accumulated other comprehensive income (loss)	—	0.9	2.0	(11.0)	(5.0)
Pension liability in accumulated other comprehensive income (loss)	3.9	3.1	(11.3)	(9.4)	(4.5)
Adjustments to deferred income taxes related to Brand	—	—	—	(0.2)	(2.4)
Adjustments to the valuation allowance related to Brand	—	—	—	(0.3)	(6.5)
Stock option tax benefit in additional paid-in capital	—	0.4	(3.5)	(3.3)	(9.3)

	$(9.1)	$20.2	$84.7	$60.5	$75.7

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Deferred income tax expense (exclusive of the effects of components listed below)	$13.5	$8.3	$15.7	$3.2	$20.3
Change in valuation allowance (net of amounts allocated as adjustments to purchase accounting in 2009 and 2008)	3.3	(3.8)	(1.7)	3.0	(7.1)
Change in effective state income tax rate	—	—	0.8	4.5	—
Change in effective foreign income tax rate	(1.0)	(1.0)	2.1	1.4	7.1

Total	$15.8	$3.5	$16.9	$12.1	$20.3

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$16.4	$14.6	$12.7
Accrued employee benefits	53.6	63.8	49.6
Unfavorable leases	14.2	53.9	71.9
Liabilities not currently deductible for tax	10.3	42.2	52.7
Tax loss and credit carryforwards	150.1	138.5	111.3
Property and equipment, principally due to differences in depreciation	—	53.0	61.6
Other	3.8	3.4	3.4

Total gross deferred tax assets	248.4	369.4	363.2
Valuation allowance	(121.8)	(74.6)	(78.7)

Net deferred tax assets	126.6	294.8	284.5
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	43.4	—	—
Intangible assets	706.7	249.7	237.3
Leases	54.3	53.1	55.1
Statutory Impairment	14.8	12.2	—

Total gross deferred tax liabilities	819.2	315.0	292.4

Net deferred tax liability	$692.6	$20.2	$7.9

For the Transition Period, the valuation allowance increased by $47.2 million primarily as a result of changes in the projected utilization of foreign tax credits, deferred tax assets in foreign jurisdictions and changes in currency fluctuations. Of this increase, $44.1 million was recorded in goodwill as part of the acquisition accounting adjustments. The decrease in valuation allowance for the year ended June 30, 2010 is primarily the result of changes in the projected utilization of deferred tax assets in foreign jurisdictions and changes in currency exchange rates.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Changes in valuation allowance are as follows:

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Beginning balance	$119.7	$74.6	$78.7	$87.9	$97.8
Change in estimates recorded to deferred income tax expense	3.3	(3.8)	(1.7)	3.0	(7.1)
Change in estimates in valuation allowance recorded to intangible assets	—	—	—	(0.3)	(6.5)
Changes from foreign currency exchange rates	(0.4)	4.8	(3.1)	(11.9)	4.6
Other	(0.8)	—	0.7	—	(0.9)

Ending balance	$121.8	$75.6	$74.6	$78.7	$87.9

The Company generated a federal net operating loss of approximately $172.9 million during the period from October 19, 2010 through December 31, 2010. This loss can be carried forward for 20 years and back 2 years. The Company has a state net operating loss carryforward of approximately $6.6 million, expiring between 2015 and 2030. In addition, the Company has foreign loss carryforwards of $391.0 million expiring between 2011 and 2030, and foreign loss carryforwards of $159.4 million that do not expire. As of December 31, 2010, the Company has a foreign tax credit carryforward balance of $56.1 million. The Company has recorded valuation allowances related to certain foreign and state losses and foreign tax credit carry forwards since it is more likely than not to expire unutilized.

Deferred taxes have not been provided on basis differences related to investments in foreign subsidiaries. These differences consist primarily of $172.6 million of undistributed earnings, which are considered to be permanently reinvested in the operations of such subsidiaries outside the United States. Determination of the deferred income tax liability on these unremitted earnings is not practicable. Such liability, if any, depends on circumstances existing if and when remittance occurs.

The Company had $12.2 million, $14.2 million and $15.5 million of unrecognized tax benefits at December 31, 2010, June 30, 2010 and 2009, respectively, which if recognized, would affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Beginning balance	$12.0	$14.2	$15.5	18.3	18.9
Additions on tax position related to the current year	0.3	0.3	1.2	4.5	3.7
Additions for tax positions of prior years	—	0.3	2.7	1.9	0.6
Reductions for tax positions of prior years	(0.1)	(2.6)	(2.0)	(7.7)	(3.9)
Reductions for settlements	—	—	(2.0)	(0.2)	(0.1)
Reductions due to statute expiration	—	—	(1.2)	(1.3)	(0.9)

Ending Balance	$12.2	$12.2	$14.2	$15.5	$18.3

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the twelve months beginning January 1, 2011, it is reasonably possible the Company will reduce unrecognized tax benefits by approximately $0.2 million, primarily as a result of the expiration of certain statutes of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at December 31, 2010 and June 30, 2010 and 2009 was $3.2 million, $2.9 million and $3.7 million, respectively. Potential interest and penalties associated with uncertain tax positions recognized during the periods October 19, 2010 through December 31, 2010, July 1, 2010 through October 18, 2010 and the years ended June 30, 2010, 2009 and 2008 were $0.1 million, $0.1 million, $0.6 million, $0.6 million and $1.5 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally the Company is subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions should be individually material. The Company has various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters.

Note 16.	Related Party Transactions

The Company paid $1.1 million in registration expenses relating to the secondary offerings during the year ended June 30, 2008. This amount included registration and filing fees, printing fees, external accounting fees, all reasonable fees and disbursements of one law firm selected by our previous sponsors and all expenses related to the road show for the secondary offerings.

Note 17.	Leases

As of December 31, 2010, the Company leased or subleased 1,149 restaurant properties to franchisees and non-restaurant properties to third parties under capital and operating leases. The building and leasehold improvements of the leases with franchisees are usually accounted for as direct financing leases and recorded as a net investment in property leased to franchisees, while the land is recorded as operating leases. Most leases to franchisees provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms generally range from 10 to 20 years. The franchisees bear the cost of maintenance, insurance and property taxes.

Property and equipment, net leased to franchisees and other third parties under operating leases was as follows (in millions):

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
Land	$255.7	$198.3	$195.8
Buildings and improvements	119.9	116.2	114.0
Restaurant equipment	1.7	5.0	5.1

	$377.3	$319.5	$314.9
Accumulated depreciation	(2.5)	(46.0)	(40.9)

	$374.8	$273.5	$274.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net investment in property leased to franchisees and other third parties under direct financing leases was as follows (in millions):

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
Future minimum rents to be received	$327.2	$316.6	$306.4
Estimated unguaranteed residual value	3.5	3.7	4.0
Unearned income	(180.6)	(172.3)	(166.2)
Allowance on direct financing leases	(0.6)	(0.6)	(0.2)

	$149.5	$147.4	$144.0
Current portion included within trade receivables	(9.5)	(8.9)	(8.7)

Net investment in property leased to franchisees	$140.0	$138.5	$135.3

In addition, the Company is the lessee on land, building, equipment, office space and warehouse leases, including 257 restaurant buildings under capital leases. Initial lease terms are generally 10 to 20 years. Most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

As of December 31, 2010, future minimum lease receipts and commitments were as follows (in millions):

Successor

	Lease Receipts		Lease Commitments(a)
	Direct
	Financing	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2011	$30.4	$68.5	$(15.4)	$(155.8)
2012	29.7	64.8	(15.1)	(150.6)
2013	29.1	62.4	(15.1)	(140.5)
2014	28.4	58.1	(14.1)	(133.7)
2015	28.0	52.1	(12.4)	(121.9)
Thereafter	181.6	338.4	(56.7)	(700.0)

Total	$327.2	$644.3	$(128.8)	$(1,402.5)

(a)	Lease commitments under operating leases have not been reduced by minimum sublease rentals of $317.5 million due in the future under noncancelable subleases.

The Company’s total minimum obligations under capital leases are $128.8 million, $134.1 million and $138.1 million as of December 31, 2010 and June 30, 2010 and 2009, respectively. Of these amounts, $59.2 million, $63.2 million and $67.5 million represents interest as of December 31, 2010 and June 30, 2010 and 2009, respectively. The remaining balance of $69.6 million, $70.9 million and $70.6 million is reflected as capital lease obligations recorded in the Company’s consolidated balance sheet, of which $5.9 million, $5.6 million and $4.8 million is classified as current portion of long-term debt and capital leases as of December 31, 2010 and June 30, 2010 and 2009, respectively.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Property revenues comprise primarily rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Rental income:
Minimum	$15.0	$21.9	$73.1	$69.9	$78.9
Contingent	2.8	4.9	17.9	20.6	20.7

Total rental income	17.8	26.8	91.0	90.5	99.6
Earned income on direct financing leases	4.8	7.2	22.7	23.0	22.0

Total property revenues	$22.6	$34.0	$113.7	$113.5	$121.6

Rent expense associated with the lease commitments is as follows (in millions):

	Successor	Predecessor
	October 19, 2010 to	July 1, 2010 to	Years Ended June 30,
	December 31, 2010	October 18, 2010	2010	2009	2008
Rental expense:
Minimum	$30.9	$47.4	$168.9	$166.5	$150.2
Contingent	1.3	2.0	7.4	7.7	7.4
Amortization of favorable and unfavorable leases contracts, net	(0.1)	(3.8)	(15.0)	(18.2)	(24.2)

Total rental expense	$32.1	$45.6	$161.3	$156.0	$133.4

Favorable leases are amortized on a straight line basis over a weighted average period of approximately 12 years, with amortization expense included in occupancy and other operating costs and property expenses in the consolidated statements of operations. Unfavorable leases are amortized over a weighted average period of approximately 12 years as a reduction in occupancy and other operating costs and property expenses in the consolidated statements of operations.

Amortization of favorable leases totaled $0.4 million for the period October 19, 2010 to December 31, 2010. Amortization of favorable leases totaled $0.8 million for the period July 1, 2010 to October 18, 2010 and $2.6 million, $2.6 million and $1.8 million for the years ended June 30, 2010, 2009 and 2008, respectively.

Amortization of unfavorable leases totaled $0.5 million for the period October 19, 2010 to December 31, 2010. Amortization of unfavorable leases totaled $4.6 million for the period July 1, 2010 to October 18, 2010 and $17.6 million, $20.8 million and $26.0 million for the years ended June 30, 2010, 2009 and 2008, respectively.

Favorable leases, net of accumulated amortization totaled $26.1 million, $34.4 million and $36.5 million as of December 31, 2010, June 30, 2010 and June 30, 2009, respectively, and are classified as intangible assets in the accompanying consolidated balance sheets. Unfavorable leases, net of accumulated amortization totaled $38.6 million, $127.3 million and $155.5 million as of December 31, 2010, June 30, 2010 and June 30, 2009, respectively, and are classified within other liabilities in the accompanying consolidated balance sheets.

As of December 31, 2010, estimated future amortization expense of favorable lease contracts subject to amortization for each of the years ended December 31 is $2.7 million in 2011, $2.5 million in each of 2012, 2013 and 2014, $2.4 million in 2015 and $13.2 million thereafter. As of December 31, 2010, estimated future amortization expense of unfavorable lease contracts subject to amortization for each of the years ended

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31 is $5.1 million in 2011, $4.4 million in 2012, $4.1 million in 2013, $3.6 million in 2014, $2.8 million in 2015 and $18.4 million thereafter.

Note 18.	Stockholders’ Equity

Dividends Paid

We paid a quarterly cash dividend of $0.0625 per share on September 30, 2010 to the Predecessor’s shareholders of record at the close of business on September 14, 2010. Total dividends paid by the Predecessor during the period July 1, 2010 to October 18, 2010 were $8.6 million.

During each of the years ended June 30, 2010, 2009 and 2008, the Company declared four quarterly cash dividends of $0.0625 per share on its common stock. Total dividends paid by the Company during each of the years ended June 30, 2010, 2009 and 2008 were $34.2 million, $34.1 million and $34.2 million, respectively.

Although we do not currently have a dividend policy, we may declare dividends opportunistically if the Board of Directors of the Company determines that it is in the best interests of the shareholders. The terms of the New Credit Agreement and the Senior Notes Indenture limit our ability to pay cash dividends in certain circumstances. In addition, because we are a holding company, our ability to pay cash dividends on shares (including fractional shares) of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under the Amended Credit Agreement and the Senior Notes Indenture. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (in millions):

				Accumulated
			Foreign	Other
			Currency	Comprehensive
	Derivatives	Pensions	Translation	Income (Loss)

Predecessor
Balances at June 30, 2007	$7.6	$4.5	$(4.6)	$7.5
Foreign currency translation adjustment	—	—	(1.7)	(1.7)
Net change in fair value of derivatives, net of tax of $3.9 million	(6.4)	—	—	(6.4)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $1.1 million	(1.3)	—	—	(1.3)
Pension and post-retirement benefit plans, net of tax of $4.5 million	—	(6.5)	—	(6.5)

Balances at June 30, 2008	(0.1)	(2.0)	(6.3)	(8.4)
Foreign currency translation adjustment	—	—	(6.0)	(6.0)
Net change in fair value of derivatives, net of tax of $10.6 million	(16.8)	—	—	(16.8)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.4 million	(0.9)	—	—	(0.9)
Pension and post-retirement benefit plans, net of tax of $9.2 million	—	(13.8)	—	(13.8)

Balances at June 30, 2009	(17.8)	(15.8)	(12.3)	(45.9)
Foreign currency translation adjustment	—	—	(4.4)	(4.4)
Net change in fair value of derivatives, net of tax of $2.6 million	4.1	—	—	4.1
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.6 million	(1.0)	—	—	(1.0)
Pension and post-retirement benefit plans, net of tax of $11.3 million	—	(19.7)	—	(19.7)

Balances at June 30, 2010	$(14.7)	$(35.5)	$(16.7)	$(66.9)

Foreign currency translation adjustment	—	—	13.3	13.3
Net change in fair value of derivatives, net of tax of $1.1 million	1.7	—	—	1.7
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.2 million	(0.2)	—	—	(0.2)
Pension and post-retirement benefit plans, net of tax of $3.1 million	—	5.8	—	5.8

Balances at October 18, 2010	$(13.2)	$(29.7)	$(3.4)	$(46.3)

Successor
Balances at October 19, 2010	$—	$—	$—	$—
Foreign currency translation adjustment	—	—	(33.6)	(33.6)
Net change in fair value of derivatives, net of tax of $13.9 million	21.9	—	—	21.9
Pension and post-retirement benefit plans, net of tax of $3.9 million	—	8.8	—	8.8

Balances at December 31, 2010	$21.9	$8.8	$(33.6)	$(2.9)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 19.	Pension and Post Retirement Medical Benefits

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

Postretirement Medical Benefits

The Company’s postretirement medical plan (the “U.S. Retiree Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees hired prior to June 30, 2001 and who were age 40 or older as of June 30, 2001, and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service with the Company, multiplied by an annual factor to determine the value of the post-retirement health care coverage.

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan (in millions):

	U.S. Pension Plan				U.S. Retiree Medical Plan
	Successor	Predecessor			Successor	Predecessor
	October 19,				October 19,
	2010 to	July 1, 2010 to			2010 to	July 1, 2010 to
	December 31,	October 18,	As of June 30,		December 31,	October 18,	As of June 30,
	2010	2010	2010	2009	2010	2010	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$183.4	$179.0	$146.0	$147.8	$26.8	$26.0	$22.1	$22.3
Service cost	—	—	—	—	0.1	0.1	0.4	0.6
Interest cost	1.9	2.7	9.1	11.0	0.3	0.4	1.3	1.7
Actuarial (gains) losses	(6.9)	3.4	29.0	(6.4)	(1.1)	0.4	2.7	(1.8)
Part D Rx Subsidy Received	—	—	—	—	—	—	0.1	0.1
Benefits paid	(1.9)	(1.7)	(5.1)	(6.4)	—	(0.1)	(0.6)	(0.8)

Benefit obligation at end of year	$176.5	$183.4	$179.0	$146.0	$26.1	$26.8	$26.0	$22.1
Change in plan assets
Fair value of plan assets at beginning of year	$120.7	$109.7	$97.9	$99.0	$—	$—	$—	$—
Actual return on plan assets	3.3	12.7	14.6	(19.5)	—	—	—	—
Employer contributions	—	—	2.3	24.8	—	—	—	—
Benefits paid	(1.9)	(1.7)	(5.1)	(6.4)	—	—	—	—

Fair value of plan assets at end of year	$122.1	$120.7	$109.7	$97.9	$—	$—	$—	$—

Funded status of plan	$(54.4)	$(62.7)	$(69.3)	$(48.1)	$(26.1)	$(26.8)	$(26.0)	$(22.1)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(1.4)	$(1.2)	$(1.1)	$(1.0)	$(1.0)	$(1.0)	$(1.0)	$(1.0)
Noncurrent liabilities	(53.0)	(61.5)	(68.2)	(47.1)	(25.1)	(25.8)	(25.0)	(21.1)

Net pension liability, end of fiscal year	$(54.4)	$(62.7)	$(69.3)	$(48.1)	$(26.1)	$(26.8)	$(26.0)	$(22.1)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$(8.2)	$47.9	$55.1	$31.2	$(1.1)	$(1.9)	$(2.3)	$(5.4)

Total AOCI (before tax)	$(8.2)	$47.9	$55.1	$31.2	$(1.1)	$(1.9)	$(2.3)	$(5.4)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	International Pension Plans
	Successor	Predecessor
	October 19,
	2010 to	July 1, 2010 to
	December 31,	October 18,	As of June 30,
	2010	2010	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$32.9	$29.6	$23.6	$27.0
Service cost	0.4	0.7	1.8	2.1
Interest cost	0.2	0.6	1.3	1.6
Actuarial (gains) losses	(3.4)	(0.3)	5.6	(3.3)
Employee Contributions	—	—	0.2	0.3
Foreign currency exchange rate changes	(1.0)	2.5	(2.3)	(4.1)
Benefits paid	(0.6)	(0.2)	(0.6)	—

Benefit obligation at end of year	$28.5	$32.9	$29.6	$23.6
Change in plan assets
Fair value of plan assets at beginning of year	$22.1	$18.3	$16.6	$20.8
Actual return on plan assets	0.4	0.5	1.1	1.2
Employer contributions	0.2	0.4	1.2	0.9
Employee Contributions	—	—	0.2	0.3
Actuarial gain/loss	0.6	1.6	1.7	(3.5)
Benefits paid	(0.6)	(0.2)	(0.5)	0.1
Foreign currency exchange rate changes	(0.6)	1.5	(2.0)	(3.2)

Fair value of plan assets at end of year	$22.1	$22.1	$18.3	$16.6

Funded status of plan	$(6.4)	$(10.8)	$(11.3)	$(7.0)

Amounts recognized in the consolidated balance sheet
Noncurrent Assets	$0.8	$—	$—	$—
Current liabilities	(0.1)	(0.1)	(0.1)	(0.1)
Noncurrent liabilities	(7.1)	(10.7)	(11.2)	(6.9)

Net pension liability, end of fiscal year	$(6.4)	$(10.8)	$(11.3)	$(7.0)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$(3.4)	$0.6	$2.7	$(1.3)

Total AOCI (before tax)	$(3.4)	$0.6	$2.7	$(1.3)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additional year-end information for the U.S. Pension Plans, International Pension Plans and U.S. Medical Plan with accumulated benefit obligations in excess of plan assets

The following sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan with accumulated benefit obligations in excess of plan assets (in millions):

	U.S. Pension Plan			U.S. Retiree Medical Plan
	Successor	Predecessor		Successor	Predecessor
	As of			As of
	December 31,	As of June 30,		December 31,	As of June 30,
	2010	2010	2009	2010	2010	2009
Projected benefit obligation	$176.5	$179.0	$146.0	$26.1	$26.0	$22.1
Accumulated benefit obligation	$176.5	$179.0	$146.0	$26.1	$26.0	$22.1
Fair value of plan assets	$122.1	$109.7	$97.9	$—	$—	$—

	International Pension Plans
	Successor	Predecessor
	As of December
	31,	As of June 30,
	2010	2010	2009
Projected benefit obligation	$6.9	$8.8	$7.3
Accumulated benefit obligation	$6.9	$1.6	$6.4
Fair value of plan assets	$—	$1.3	$1.3

Components of Net Periodic Benefit Cost

A summary of the components of net periodic benefit cost for the U.S. Pension Plans and U.S. Retiree Medical Plan and International Pension Plans is presented below (in millions):

	U.S. Pension Plan					U.S. Retiree Medical Plan
	Successor	Predecessor				Successor	Predecessor
	October 19,	July 1,				October 19,	July 1,
	2010 to	2010 to				2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,			December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008	2010	2010	2010	2009	2008
Service cost	$—	$—	$—	$—	$—	$0.1	$0.1	$0.4	$0.5	$0.5
Interest cost	1.8	2.7	9.1	8.8	8.7	0.3	0.4	1.4	1.3	1.3
Expected return on plan assets	(1.8)	(2.8)	(9.6)	(8.8)	(8.2)	—	—	—	—	—
Recognized net actuarial (gain) loss	—	—	—	—	—	—	—	(0.4)	(0.2)	—
Amortization of unrecognized net (gain) loss	—	0.7	—	—	—	—	—	—	—	—

Net periodic benefit cost	$—	$0.6	$(0.5)	$—	$0.5	$0.4	$0.5	$1.4	$1.6	$1.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	International Pension Plans
	Successor	Predecessor
	October 19,	July 1,
	2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008
Service cost	$0.4	$0.7	$1.3	$1.3	$1.6
Interest cost	0.3	0.6	0.8	0.8	1.2
Expected return on plan assets	(0.3)	(0.4)	(0.4)	(0.5)	(1.3)
Recognized net actuarial (gain) loss	—	0.2	—	—	—
Amortization of prior service cost	—	—	—	—	(0.3)

Net periodic benefit cost	$0.4	$1.1	$1.7	$1.6	$1.2

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

	U.S. Pension Plans					U.S. Retiree Medical Plan
	Successor	Predecessor				Successor	Predecessor
	October 19,	July 1,				October 19,	July 1,
	2010 to	2010 to				2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,			December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008	2010	2010	2010	2009	2008
Unrecognized actuarial (gain) loss	$(8.2)	$(6.5)	$23.9	$24.1	$8.4	$(1.1)	$0.4	$2.7	$(1.7)	$(0.8)
Recognized net actuarial gain (loss)	—	(0.7)	—	—	—	—	—	0.4	0.2	—

Total recognized in OCI	$(8.2)	$(7.2)	$23.9	$24.1	$8.4	$(1.1)	$0.4	$3.1	$(1.5)	$(0.8)

	International Pension Plans
	Successor	Predecessor
	October 19,	July 1,
	2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008

Unrecognized actuarial (gain) loss	$(3.4)	$(2.1)	$4.0	$0.4	$4.0
Recognized net actuarial gain (loss)	—	—	—	—	—

Total recognized in OCI	$(3.4)	$(2.1)	$4.0	$0.4	$4.0

As of December 31, 2010, for the combined U.S. and international pension plans, the Company expected to amortize during fiscal 2011 from accumulated other comprehensive income/(loss) into net periodic pension cost an estimated $0.1 million of net actuarial loss.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans and U.S. Retiree Medical Plan are as follows:

	U.S. Pension Plan					U.S. Retiree Medical Plan
	Successor	Predecessor				Successor	Predecessor
	October 19,	July 1,				October 19,	July 1,
	2010 to	2010 to				2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,			December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008	2010	2010	2010	2009	2008
Discount rate as of year-end	5.35%	5.06%	5.20%	6.37%	6.10%	5.35%	5.06%	5.20%	6.37%	6.10%
Range of compensation rate increase	N/A*	N/A*	N/A*	N/A*	N/A*	N/A	N/A	N/A	N/A	N/A

*	The Company curtailed the U.S. Pension Plans during the year ended June 30, 2006.

	International Pension Plans
	Successor	Predecessor
	October 19,	July 1,
	2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008
Discount rate as of year-end	5.35%	4.98%	5.17%	6.00%	6.10%
Range of compensation rate increase	3.80%	3.52%	3.71%	3.53%	4.15%

The discount rate used in the calculation of the benefit obligation at December 31, 2010 for the U.S. Plans is derived from a yield curve comprised of the yields of an index of 250 equally-weighted corporate bonds, rated AA or better by Moody’s, which approximates the duration of the U.S. Plans.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans and the U.S. Retiree Medical Plan are as follows:

	U.S. Pension Plan					U.S. Retiree Medical Plan
	Successor	Predecessor				Successor	Predecessor
	October 19,	July 1,				October 19,	July 1,
	2010 to	2010 to				2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,			December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008	2010	2010	2010	2009	2008
Discount rate	5.06%	5.16%	6.37%	6.10%	6.07%	5.06%	5.16%	6.37%	6.10%	6.07%
Range of compensation rate increase	N/A *	N/A *	N/A *	N/A *	N/A *	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	8.25%	8.25%	N/A	N/A	N/A	N/A	N/A

*	The Company curtailed the U.S. Pension Plans during the year ended June 30, 2006.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	International Pension Plans
	Successor	Predecessor
	October 19,	July 1,
	2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008
Discount rate	5.15%	5.09%	6.07%	5.89%	5.39%
Range of compensation rate increase	3.66%	3.58%	3.57%	3.88%	3.61%
Expected long-term rate of return on plan assets	6.10%	6.37%	6.42%	6.51%	7.00%

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

The assumed healthcare cost trend rates are as follows:

	Successor	Predecessor
	October 19,	July 1,
	2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008
Healthcare cost trend rate assumed for next year	8.00%	8.00%	8.00%	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020	2016	2016

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point increase or decrease in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost for the postretirement obligation.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The fair value of the major categories of pension plan assets for U.S. and International Pension Plans at December 31, 2010 is presented below:

	U.S.	International	U.S.	International
	Pension Plan	Pension Plans	Pension Plan	Pension Plans
	Successor		Predecessor
	As of December 31,		As of June 30,
	2010	2010	2010	2010
Level 2:
Cash and Cash equivalents(a)	$8.0	$0.2	$7.7	$0.3
Equity Securities(b):
U.S.	58.1	4.0	49.2	3.2
Non — U.S.	13.6	10.7	11.8	8.3
Fixed Income(b) :
Corporate Bonds and Notes	24.1	—	20.6	—
U.S. Government Treasuries	7.2	—	6.3	—
International Debt	5.7	—	4.9	—
Mortgage-Backed Securities	0.8	—	4.5	—
U.S. Government Agencies	1.8	—	1.9	—
Asset-Backed Securities	0.3	—	1.0	—
Municipal Bonds	1.1	—	0.8	—
Non- U.S. Bonds	0.3	6.8	0.2	6.2
Other(c)	1.1	0.4	0.8	0.3

Total fair value of plan assets	$122.1	$22.1	$109.7	$18.3

(a)	Short-term investments in money market funds and short term receivables for investments sold

(b)	Securities held in common commingled trust funds

(c)	Other securities held in common commingled trust funds including interest rate swaps and foreign currency contracts

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $0.2 million for the period October 19, 2010 to December 31, 2010, $0.4 million for the period July 1, 2010 to October 18, 2010, and $3.5 million, $25.7 million and $6.1 million for the years ended June 30, 2010, 2009 and 2008, respectively.

The U.S. and International Pension Plans’ and U.S. Retiree Medical Plan’s expected contributions to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years and the total aggregate amount for the subsequent five fiscal years are as follows:

	U.S. Pension	International	U.S. Retiree
	Plans	Pension Plans	Medical Plan*

Estimated Net Contributions During Fiscal 2011:	$6.9	$1.2	$1.0
Estimated Future Year Benefit Payments During Years Ended December 31,:
2011	$7.0	$0.5	$1.0
2012	$7.2	$0.6	$1.1
2013	$8.0	$0.6	$1.3
2014	$8.5	$0.7	$1.5
2015	$9.4	$0.7	$1.8
2016 — 2020	$57.3	$4.9	$11.0

*	Net of Part D Subsidy

Note 20.	Other Operating (Income) Expenses, Net

Other operating (income) expenses, net, consist of the following (in millions):

	Successor	Predecessor
	October 19,	July 1,
	2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008
Net (gains) losses on disposal of assets restaurant closures and refranchisings	$3.0	$(3.2)	$(2.4)	$(8.5)	$(9.8)
Litigation settlements and reserves, net	4.8	1.5	(0.2)	0.2	1.1
Foreign exchange net (gains) losses	(18.8)	(1.4)	(3.3)	8.4	2.3
Other, net	(0.7)	(0.5)	5.2	1.8	5.8

Other operating (income) expense, net	$(11.7)	$(3.6)	$(0.7)	$1.9	$(0.6)

The amounts included in litigation settlements and reserves, net, represent amounts reserved as the Company’s best estimate of losses to be incurred in connection with the disposition of the litigation matters further discussed in Note 21.

The increase in foreign exchange net (gains) losses for the period of October 19, 2010 through December 31, 2010 is primarily due to the foreign exchange impact of the €250 million tranche of the New Term Loan Facility. See Note 13.

The $5.2 million of other, net within other operating (income) expense, net for year ended June 30, 2010 includes a $2.4 million charge related to consumption tax in EMEA, $1.5 million of severance costs related to refranchisings in Germany, $1.0 million of franchise workout costs and a $0.7 million contract termination fee, partially offset by $1.1 million of income recorded in connection with the expiration of gift cards in the U.S.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The $1.8 million of other, net within other operating (income) expense, net for the year ended June 30, 2009 consists primarily of $1.7 million of franchise workout costs.

The $5.8 million of other, net within other operating (income) expenses, net for the year ended June 30, 2008 includes $3.1 million of franchise workout costs and $1.9 million of settlement losses associated with the acquisition of franchise restaurants.

Note 21.	Commitments and Contingencies

Guarantees

The Company guarantees certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, the Company has typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $68.6 million as of December 31, 2010, expiring over an average period of seven years.

Other commitments arising out of normal business operations were $6.2 million as of December 31, 2010, of which $6.1 million was guaranteed under bank guarantee arrangements.

Letters of Credit

As of December 31, 2010, the Company had $38.0 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s revolving credit facility. As of December 31, 2010, no amounts had been drawn on any of these irrevocable standby letters of credit.

As of December 31, 2010, the Company had posted bonds totaling $3.9 million, which related to certain utility deposits and capital projects.

Vendor Relationships

During the year ended June 30, 2000, the Company entered into long-term, exclusive contracts with The Coca-Cola Company and with Dr Pepper/Seven Up, Inc. to supply the Company and its franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2010, the Company estimates that it will take approximately 14 years to complete the Coca-Cola and Dr Pepper/Seven Up, Inc. purchase commitments. In the event of early termination of these arrangements, the Company may be required to make termination payments that could be material to the Company’s results of operations and financial position. Additionally, in connection with these contracts, the Company received upfront fees, which are being amortized over the term of the contracts. As of December 31, 2010 the deferred amounts totaled $14.4 million and as of June 30, 2010 and 2009 the deferred amounts totaled $14.9 million and $16.1 million, respectively. These deferred amounts are amortized as a reduction to food, paper and product costs in the accompanying consolidated statements of operations.

As of December 31, 2010, the Company had $11.9 million in aggregate contractual obligations for the year ended December 31, 2010 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to five years with a termination fee ranging from $0.5 million to $2.1 million during those years. The Company also has separate arrangements for telecommunication services with an aggregate contractual obligation of $4.8 million over five years with no early termination fee.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company also enters into commitments to purchase advertising. As of December 31, 2010, commitments to purchase advertising totaled $104.3 million and run through December 2012.

Litigation

On July 30, 2008, BKC was sued by four Florida franchisees over its decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. The court dismissed the plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. The court held a hearing on December 7, 2010 and stated that, in light of the ruling that the hours clause was unambiguous, it would grant BKC’s motion to dismiss, with prejudice, on seven of the eight claims in the amended complaint. The court denied the motion to dismiss on one claim in the amended complaint, that the hours clause was “unconscionable” under Florida law. The case will now continue through the discovery process on that remaining claim.

On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit was filed with respect to the other 86 restaurants. The Company intends to vigorously defend against all claims in the lawsuit, but the Company is unable to predict the ultimate outcome of this litigation.

The National Franchisee Association, Inc. and several individual franchisees filed two class action lawsuits on November 10, 2009, and June 15, 2010, respectively, claiming to represent Burger King franchisees. The lawsuits seek a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK Value Menu sold by the franchisees, specifically the 1/4 lb. Double Cheeseburger and the Buck Double. The Family Dining plaintiffs also seek monetary damages for financial loss incurred by franchisees who were required to sell those products for no more than $1.00. In May 2010, the court entered an order in the National Franchisee Association case granting in part BKC’s motion to dismiss. The court held that BKC had the authority under its franchise agreements to set maximum prices but that, for purposes of a motion to dismiss, the NFA had asserted a “plausible” claim that BKC’s decision may not have been made in good faith. Both cases were consolidated into a single consolidated class action complaint which BKC moved to dismiss on September 22, 2010. On November 19, 2010, the court issued an order granting BKC’s motion to dismiss on all claims in the consolidated complaint with prejudice. On December 14, 2010, the plaintiffs filed a motion asking the court to reconsider its decision, and on December 17, 2010, the plaintiffs filed a notice of appeal to the U.S. Circuit Court of Appeals. On February 2, 2011, the court permitted the plaintiffs to file an amended complaint. Discovery is now complete, and the court has instructed BKC to file a motion for summary judgment by April 1, 2011.

On September 3, 2010, four purported class action complaints were filed in the Circuit Court for the County of Miami-Dade, Florida, by purported shareholders of the Company, in connection with the tender offer and the merger. Each of the four complaints (collectively, the “Florida Actions”) names as defendants the Company, each member of the Company’s board of directors (the “Individual Defendants”) and 3G Capital. The suits generally allege that the Individual Defendants breached their fiduciary duties to the Company’s shareholders in connection with the proposed sale of the Company and that 3G Capital and the Company aided and abetted the purported breaches of fiduciary duties.

On September 8, 2010, another putative shareholder class action suit was filed in the Delaware Court of Chancery against the Individual Defendants, the Company, 3G, 3G Capital, Blue Acquisition Holding Corporation

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and Blue Acquisition Sub, Inc. The complaint generally alleges that the Individual Defendants breached their fiduciary duty to maximize shareholder value by entering into the proposed transaction via an unfair process and at an unfair price, and that the merger agreement contains provisions that unreasonably dissuade potential suitors from making competing offers. On September 27, 2010, another putative shareholder class action suit was filed in the Delaware Court of Chancery against the Individual Defendants. Like the first Delaware Action, the Debardelaben complaint asserts that the Company’s directors breached their fiduciary duties in connection with the tender offer, and that the Company and 3G Capital aided and abetted that breach. This action also seeks both monetary and injunctive relief. On September 29, 2010, the Delaware court entered an order consolidating the Debardelaben and Queiroz actions (“Delaware Actions”).

On December 30, 2010, a proposed settlement was reached with the plaintiffs in the Florida Actions and Delaware Actions. The principal terms of the proposed settlement include additional disclosures about the Merger that were provided to Burger King shareholders in the Company’s 14D-9, dismissal of the Florida and Delaware actions, mutual releases and the payment of up to $1 million in attorneys’ fees and expenses to Plaintiffs’ counsel.

On March 16, 2011, the Florida court will rule on a motion to preliminarily approve the proposed settlement. If the court grants the motion, it will order that the class be provided with notice of the proposed settlement, provide a timetable for any objections to it, and set a date for a hearing on whether to finally approve the settlement.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

At December 31, 2010 and June 30, 2010 and 2009, liabilities totaling $3.2 million, $0.2 million and $3.2 million, respectively, were included in the Company’s consolidated balance sheets to reflect the Company’s best estimate of the loss to be incurred in connection with the disposition of the matters noted above. Although it is reasonably possible that the loss will exceed this amount, the Company does not believe any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

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

Insurance reserves have been recorded based on the Company’s estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. As of December 31, 2010 and June 30, 2010 and 2009, the Company had $34.4 million, $37.1 million and $39.5 million, respectively, in accrued liabilities for such claims.

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

The following tables present revenues, income from operations, depreciation and amortization, total assets, long-lived assets and capital expenditures by geographic segment (in millions):

	Successor	Predecessor
	October 19,	July 1,
	2010 to	2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008
Revenues:
United States and Canada	$314.5	$483.2	$1,695.2	$1,743.0	$1,578.5
EMEA/APAC	126.5	200.5	698.0	687.4	760.8
Latin America	24.8	34.0	109.0	107.0	115.4

Total revenues	$465.8	$717.7	$2,502.2	$2,537.4	$2,454.7

For the periods of October 19, 2010 to December 31, 2010 and July 1, 2010 to October 18, 2010, other than the United States, no other individual country represented 10% or more of the Company’s total revenues. Revenues in the United States totaled $282.7 million and $437.4 million, for the periods of October 19, 2010 to December 31, 2010 and July 1, 2010 to October 18, 2010, respectively, and $1.5 billion, $1.6 billion and $1.4 billion for the years ended June 30, 2010, 2009 and 2008, respectively.

During the fiscal years ended June 30, 2010, 2009 and 2008, revenues in Germany represented 10% or more of the Company’s total revenues and totaled $281.9 million, $307.2 million and $349.5 million, respectively.

	Successor	Predecessor
	October 19,
	2010 to	July 1, 2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008
Income (loss) from Operations:
United States and Canada	$59.1	$118.8	$346.7	$345.7	$349.7
EMEA/APAC	(2.9)	32.6	84.6	83.6	91.8
Latin America	6.9	10.4	38.2	37.8	41.4
Unallocated	(134.6)	(60.3)	(136.6)	(127.7)	(128.7)

Total income (loss) from operations	(71.5)	101.5	332.9	339.4	354.2
Interest expense, net	61.0	14.6	48.6	54.6	61.2

Income (loss) before income taxes	(132.5)	86.9	284.3	284.8	293.0
Income tax expense (benefit)	(26.9)	15.8	97.5	84.7	103.4

Net income (loss)	$(105.6)	$71.1	$186.8	$200.1	$189.6

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Successor	Predecessor
	October 19,
	2010 to	July 1, 2010 to
	December 31,	October 18,
	2010	2010	2010	2009	2008
Depreciation and Amortization:
United States and Canada	$21.1	$20.2	$72.8	$63.4	$64.0
EMEA/APAC	8.1	5.0	18.0	15.7	14.1
Latin America	1.1	1.5	4.9	5.6	4.5
Unallocated	3.1	4.5	16.0	13.4	13.0

Total depreciation and amortization	$33.4	$31.2	$111.7	$98.1	$95.6

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
Assets:
United States and Canada	$3,442.0	$2,047.6	$2,004.3
EMEA/APAC	1,486.9	592.5	598.2
Latin America	63.2	66.8	59.5
Unallocated	567.3	40.3	45.1

Total assets	$5,559.4	$2,747.2	$2,707.1

The goodwill reflected in the Company’s consolidated balance sheets of $529.9 million as of December 31, 2010 has not yet been allocated to reporting units and is therefore included in unallocated. The goodwill reflected in the Company’s consolidated balance sheets of $31.0 million and $26.4 million as of June 30, 2010 and 2009, respectively, was primarily attributable to the Company’s United States and Canada geographic segment.

	Successor	Predecessor
	As of December 31,	As of June 30,
	2010	2010	2009
Long-Lived Assets:
United States and Canada	$1,147.2	$960.7	$945.0
EMEA/APAC	106.0	113.6	121.3
Latin America	38.3	38.0	37.1
Unallocated	42.1	40.3	45.1

Total long-lived assets	$1,333.6	$1,152.6	$1,148.5

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of the Company’s total long-lived assets as of December 31, 2010 and June 30, 2010 and 2009. Long-lived assets in the United States, including the unallocated portion, totaled $1,102.3 million, $923.2 million and $917.1 million as of December 31, 2010 and June 30, 2010 and 2009, respectively. Refer to Note 1 for the impact of acquisition accounting adjustments.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Successor	Predecessor
	October 19,
	2010 to	July 1, 2010 to
	December 31,	October 18,	Years Ended June 30,
	2010	2010	2010	2009	2008
Capital Expenditures:
United States and Canada	$17.4	$11.0	$99.9	$146.9	$121.9
EMEA/APAC	5.4	3.2	30.9	30.7	28.6
Latin America	1.1	0.3	5.4	7.6	9.4
Unallocated	4.5	3.7	14.1	18.8	18.3

Total capital expenditures	$28.4	$18.2	$150.3	$204.0	$178.2

Note 23.	Supplemental Financial Information

On October 19, 2010, BKC issued $800 million of 9 7/8% Senior Notes due 2018. These Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and the U.S. subsidiaries of BKC (the “Guarantors”).

The following represent the condensed consolidating financial information for the Issuer, the Guarantors and the non-U.S. subsidiaries of BKC (the “Non-Guarantors”), together with eliminations, as of and for the periods indicated. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had BKC, Guarantors and Non-Guarantors operated as independent entities.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets
As Of December 31, 2010

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Assets
Current assets:
Cash and cash equivalents	$132.9	$0.7	$73.4	—	$207.0
Trade and notes receivable, net	94.4	—	53.6	—	148.0
Prepaids and other current assets	131.5	—	27.7	—	159.2
Deferred income taxes, net	22.3	—	0.9	—	23.2

Total current assets	381.1	0.7	155.6	—	537.4

Property and equipment, net of accumulated depreciation	973.8	—	219.8	—	1,193.6
Intangible assets, net	1,782.9	34.1	1,114.9	—	2,931.9
Goodwill	529.9	—	—	—	529.9
Net investment in property leased to franchisees	128.4	—	11.6	—	140.0
Intercompany receivable	454.1		—	(454.1)	—
Investment in subsidiaries	911.8	1,505.5	—	(2,417.3)	—
Other assets, net	194.5	—	32.1	—	226.6

Total assets	$5,356.5	$1,540.3	$1,534.0	$(2,871.4)	$5,559.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$58.5	$—	$31.7	—	$90.2
Accrued advertising	62.6	—	19.9	—	82.5
Other accrued liabilities	166.3	0.1	83.0	—	249.4
Current portion of long term debt and capital leases	31.0	—	1.9	—	32.9

Total current liabilities	318.4	0.1	136.5	—	455.0

Term debt, net of current portion	2,652.0	—	—	—	2,652.0
Capital leases, net of current portion	45.2	—	18.5	—	63.7
Other liabilities, net	191.3	0.1	16.8	—	208.2
Payables to affiliates	—	85.1	369.0	(454.1)	—
Deferred income taxes, net	644.1	—	81.4	—	725.5

Total liabilities	3,851.0	85.3	622.2	(454.1)	4,104.4

Stockholders’ equity:
Additional paid-in capital	1,613.0	1,563.5	965.7	(2,578.7)	1,563.5
Accumulated Deficit	(104.6)	(105.6)	(23.6)	128.2	(105.6)
Accumulated other comprehensive loss	(2.9)	(2.9)	(30.3)	33.2	(2.9)

Total stockholder’s equity	1,505.5	1,455.0	911.8	(2,417.3)	1,455.0

Total liabilities and stockholder’s equity	$5,356.5	$1,540.3	$1,534.0	$(2,871.4)	$5,559.4

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets
As of June 30, 2010

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Assets
Current assets:
Cash and cash equivalents	$70.2	$—	$117.4	$—	$187.6
Trade and notes receivable, net	101.0	—	41.9	—	142.9
Prepaids and other current assets	63.8	—	24.6	—	88.4
Deferred income taxes, net	14.0	—	1.1	—	15.1

Total current assets	249.0	—	185.0	—	434.0
Property and equipment, net of accumulated depreciation	796.0	—	218.1	—	1,014.1
Intangible assets, net	748.6	—	276.8	—	1,025.4
Goodwill	25.6	—	5.4	—	31.0
Net investment in property leased to franchisees	127.3	—	11.2	—	138.5
Intercompany receivable	477.2	—	—	(477.2)	—
Investment in subsidiaries	135.7	1,205.0	—	(1,340.7)	—
Other assets, net	52.2	—	52.0	—	104.2

Total assets	$2,611.6	$1,205.0	$748.5	$(1,817.9)	$2,747.2

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$72.9	$—	$34.0	—	$106.9
Accrued advertising	42.5	—	29.4	—	71.9
Other accrued liabilities	137.4	0.5	63.0	—	200.9
Current portion of long term debt and capital leases	91.6	—	1.7	—	93.3

Total current liabilities	344.4	0.5	128.1	—	473.0
Term debt, net of current portion	667.4	—	0.3	—	667.7
Capital leases, net of current portion	47.1	—	18.2	—	65.3
Other liabilities, net	281.3	0.3	63.0	—	344.6
Payables to Affiliates	—	75.8	401.4	(477.2)	—
Deferred income taxes, net	66.4	—	1.8	—	68.2

Total liabilities	1,406.6	76.6	612.8	(477.2)	1,618.8
Stockholders’ equity:
Common stock	—	1.4	—	—	1.4
Additional paid-in capital	571.3	647.2	53.8	(625.1)	647.2
Retained earnings	700.6	608.0	99.7	(800.3)	608.0
Accumulated other comprehensive loss	(66.9)	(66.9)	(17.8)	84.7	(66.9)
Treasury Stock	—	(61.3)	—	—	(61.3)

Total stockholders’ equity	1,205.0	1,128.4	135.7	(1,340.7)	1,128.4

Total liabilities and stockholders’ equity	$2,611.6	$1,205.0	$748.5	$(1,817.9)	$2,747.2

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets
As of June 30, 2009

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Assets
Current assets:
Cash and cash equivalents	$19.1	$—	$102.6		$121.7
Trade and notes receivable, net	89.3	—	40.7		130.0
Prepaids and other current assets	63.9	—	22.5		86.4
Deferred income taxes, net	30.9	—	1.6		32.5

Total current assets	203.2	—	167.4	—	370.6
Property and equipment, net of accumulated depreciation	793.1	—	220.1		1,013.2
Intangible assets, net	756.5	—	306.2		1,062.7
Goodwill	25.9	—	0.5		26.4
Net investment in property leased to franchisees	124.0	—	11.3		135.3
Intercompany receivable	493.6	—	—	(493.6)	—
Investment in subsidiaries	73.8	1,018.7	—	(1,092.5)	—
Other assets, net	55.8	—	43.1		98.9

Total assets	$2,525.9	$1,018.7	$748.6	$(1,586.1)	$2,707.1

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts and drafts payable	$91.7	$—	$35.3		$127.0
Accrued advertising	43.1	—	24.7		67.8
Other accrued liabilities	152.3	—	67.7		220.0
Current portion of long term debt and capital leases	66.1	—	1.4		67.5

Total current liabilities	353.2	—	129.1	—	482.3
Term debt, net of current portion	755.6	—	—		755.6
Capital leases, net of current portion	48.6	—	17.2		65.8
Other liabilities, net	276.9	0.8	76.8		354.5
Payables to Affiliates	—	43.1	450.5	(493.6)	—
Deferred income taxes, net	72.9	—	1.2		74.1

Total liabilities	1,507.2	43.9	674.8	(493.6)	1,732.3
Stockholders’ equity:
Common stock	—	1.4	—		1.4
Additional paid-in capital	550.8	623.4	28.6	(579.4)	623.4
Retained earnings	513.8	455.4	56.0	(569.8)	455.4
Accumulated other comprehensive loss	(45.9)	(45.9)	(10.8)	56.7	(45.9)
Treasury Stock	—	(59.5)	—		(59.5)

Total stockholders’ equity	1,018.7	974.8	73.8	(1,092.5)	974.8

Total liabilities and stockholders’ equity	$2,525.9	$1,018.7	$748.6	$(1,586.1)	$2,707.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
For The Period from October 19, 2010 through December 31, 2010

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Revenues:
Company restaurant revenues	$208.2	$—	$123.5	$—	$331.7
Franchise revenues	69.7	—	41.8	—	111.5
Intercompany revenues	1.3	—	1.4	(2.7)	—
Property revenues	17.1	—	5.5	—	22.6

Total revenues	296.3	—	172.2	(2.7)	465.8
Company restaurant expenses:
Food, paper and product costs	63.7	—	38.9	—	102.6
Payroll and employee benefits	63.1	—	35.2	—	98.3
Occupancy and other operating costs	55.0	—	38.2	—	93.2

Total company restaurant expenses	181.8	—	112.3	—	294.1
Selling, general and administrative expenses	176.4	0.9	62.9	—	240.2
Intercompany expenses	1.4	—	1.3	(2.7)	—
Property expenses	9.7	—	5.0	—	14.7
Other operating (income) expense, net	(10.7)	0.1	(1.1)	—	(11.7)

Total operating costs and expenses	358.6	1.0	180.4	(2.7)	537.3

Income (loss) from operations	(62.3)	(1.0)	(8.2)	—	(71.5)
Interest expense	60.6	—	0.6	—	61.2
Intercompany interest (income) expense	(1.9)	—	1.9	—	—
Interest income	(0.2)	—	—	—	(0.2)

Total interest expense, net	58.5	—	2.5	—	61.0
Income (loss) before income taxes	(120.8)	(1.0)	(10.7)	—	(132.5)
Income tax expense (benefit)	(39.8)	—	12.9	—	(26.9)

Income (loss) from continuing operations	(81.0)	(1.0)	(23.6)	—	(105.6)
Equity in earnings of subsidiaries	(23.6)	(104.6)	—	128.2	—

Net income (loss)	$(104.6)	$(105.6)	$(23.6)	$128.2	$(105.6)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
For The Period from July 1, 2010 through October 18, 2010

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Revenues:
Company restaurant revenues	$320.7	$—	$193.8	$—	$514.5
Franchise revenues	107.4	—	61.8	—	169.2
Intercompany revenues	1.9	—	2.6	(4.5)	—
Property revenues	25.8	—	8.2	—	34.0

Total revenues	455.8	—	266.4	(4.5)	717.7
Company restaurant expenses:
Food, paper and product costs	102.6	—	60.0	—	162.6
Payroll and employee benefits	98.0	—	56.2	—	154.2
Occupancy and other operating costs	73.1	—	54.6	—	127.7

Total company restaurant expenses	273.7	—	170.8	—	444.5
Selling, general and administrative expenses	100.2	—	56.6	—	156.8
Intercompany expenses	2.6	—	1.9	(4.5)	—
Property expenses	11.2	—	7.3	—	18.5
Other operating (income) expense, net	(4.0)	—	0.4	—	(3.6)

Total operating costs and expenses	383.7	—	237.0	(4.5)	616.2

Income from operations	72.1	—	29.4	—	101.5

Interest expense	14.0	—	0.9	—	14.9
Intercompany interest (income) expense	(2.8)	—	2.8	—	—
Interest income	(0.3)	—	—	—	(0.3)

Total interest expense, net	10.9	—	3.7	—	14.6
Income before income taxes	61.2	—	25.7	—	86.9
Income tax expense	19.6	—	(3.8)	—	15.8

Income from continuing operations	41.6	—	29.5	—	71.1
Equity in earnings of subsidiaries	29.5	71.1	—	(100.6)	—

Net income	$71.1	$71.1	$29.5	$(100.6)	$71.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
For The Year Ended June 30, 2010

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Revenues:
Company restaurant revenues	$1,153.1	$—	$686.2	$—	$1,839.3
Franchise revenues	358.7	—	190.5	—	549.2
Intercompany royalties	6.0	—	6.6	(12.6)	—
Property revenues	84.9	—	28.8	—	113.7

Total revenues	1,602.7	—	912.1	(12.6)	2,502.2
Company restaurant expenses:
Food, paper and product costs	373.6	—	211.4	—	585.0
Payroll and employee benefits	356.3	—	212.4	—	568.7
Occupancy and other operating costs	265.4	—	195.7	—	461.1

Total company restaurant expenses	995.3	—	619.5	—	1,614.8
Selling, general and administrative expenses	301.9	—	193.9	—	495.8
Intercompany selling, general and administrative expenses	6.6	—	6.0	(12.6)	—
Property expenses	34.4	—	25.0	—	59.4
Other operating (income) expense, net	(0.5)	—	(0.2)	—	(0.7)

Total operating costs and expenses	1,337.7	—	844.2	(12.6)	2,169.3

Income from operations	265.0	—	67.9	—	332.9

Interest expense	46.9	—	2.7	—	49.6
Intercompany interest (income) expense	(10.3)	—	10.3	—	—
Interest income	—	—	(1.0)	—	(1.0)

Total interest expense, net	36.6	—	12.0	—	48.6
Income before income taxes	228.4	—	55.9	—	284.3
Income tax expense	85.4	—	12.1	—	97.5

Income from continuing operations	143.0	—	43.8	—	186.8
Equity in earnings of subsidiaries	43.8	186.8	—	(230.6)	—

Net income	$186.8	$186.8	$43.8	(230.6)	$186.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
For The Year Ended June 30, 2009

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Revenues:
Company restaurant revenues	$1,192.9	$—	$687.6	$—	$1,880.5
Franchise revenues	366.3	—	177.1	—	543.4
Intercompany royalties	14.3	—	—	(14.3)	—
Property revenues	83.5	—	30.0	—	113.5

Total revenues	1,657.0	—	894.7	(14.3)	2,537.4
Company restaurant expenses:
Food, paper and product costs	389.6	—	214.1	—	603.7
Payroll and employee benefits	369.8	—	212.4	—	582.2
Occupancy and other operating costs	272.3	—	185.5	—	457.8

Total company restaurant expenses	1,031.7	—	612.0	—	1,643.7
Selling, general and administrative expenses	315.4	—	178.9	—	494.3
Intercompany selling, general and administrative expenses	—	—	14.3	(14.3)	—
Property expenses	30.7	—	27.4	—	58.1
Other operating (income) expense, net	6.4	—	(4.5)	—	1.9

Total operating costs and expenses	1,384.2	—	828.1	(14.3)	2,198.0

Income from operations	272.8	—	66.6	—	339.4
Interest expense	54.8	—	2.5	—	57.3
Intercompany interest (income) expense	(21.0)	—	21.0	—	—
Interest income	(1.6)	—	(1.1)	—	(2.7)

Total interest expense, net	32.2	—	22.4	—	54.6
Income before income taxes	240.6	—	44.2	—	284.8
Income tax expense	78.4	—	6.3	—	84.7

Income from continuing operations	162.2	—	37.9	—	200.1
Equity in earnings of subsidiaries	37.9	200.1	—	(238.0)	—

Net income	$200.1	$200.1	$37.9	(238.0)	$200.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations
For The Year Ended June 30, 2008

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Revenues:
Company restaurant revenues	$1,017.2	$—	$778.7	$—	$1,795.9
Franchise revenues	359.4	—	177.8	—	537.2
Intercompany Royalties	20.5	—	—	(20.5)	—
Property revenues	84.6	—	37.0	—	121.6

Total revenues	1,481.7	—	993.5	(20.5)	2,454.7
Company restaurant expenses:
Food, paper and product costs	327.1	—	237.2	—	564.3
Payroll and employee benefits	308.6	—	226.1	—	534.7
Occupancy and other operating costs	232.9	—	206.1	—	439.0

Total company restaurant expenses	868.6	—	669.4	—	1,538.0
Selling, general and administrative expenses	308.0	—	193.0	—	501.0
Intercompany expenses	—	—	20.5	(20.5)	—
Property expenses	30.7	—	31.4	—	62.1
Other operating (income) expense, net	(2.0)	—	1.4	—	(0.6)

Total operating costs and expenses	1,205.3	—	915.7	(20.5)	2,100.5

Income from operations	276.4	—	77.8	—	354.2
Interest expense	64.1	—	3.0	—	67.1
Intercompany interest	(28.7)	—	28.7	—	—
Interest income	(3.7)	—	(2.2)	—	(5.9)

Total interest expense, net	31.7	—	29.5	—	61.2
Income before income taxes	244.7	—	48.3	—	293.0
Income tax expense	83.7	—	19.7	—	103.4

Income from continuing operations	161.0	—	28.6	—	189.6
Equity in earnings of subsidiaries	28.6	189.6	—	(218.2)	—

Net Income	$189.6	$189.6	$28.6	$(218.2)	$189.6

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

For The Period From October 19, 2010 through December 31, 2010
Condensed Consolidating Statements of Cash Flows

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net income (loss)	$(104.6)	$(105.6)	$(23.6)	$128.2	$(105.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiary	23.6	104.6	—	(128.2)	—
Depreciation and amortization	22.4	—	11.0	—	33.4
Loss on early extinguishment of debt	2.4	—	—	—	2.4
Amortization of deferred financing cost and debt issuance discount	2.6	—	—	—	2.6
Gain on hedging activities	0.0	—	—	—	—
(Gain) loss on remeasurement of foreign denominated transactions	(2.0)	—	(1.2)	—	(3.2)
Loss on refranchisings, dispositions of assets and release of unfavorable lease obligation	0.8	—	—	—	0.8
Bad debt expense, net of recoveries	2.1	—	0.7	—	2.8
Deferred income taxes	3.3	—	10.6	—	13.9
Changes in current assets and liabilities, excluding acquisitions and dispositions:			—
Trade and notes receivables	(27.6)	—	(6.7)	—	(34.3)
Prepaids and other current assets	(59.3)	—	2.0	—	(57.3)
Accounts and drafts payable	(35.4)	—	8.9	—	(26.5)
Accrued advertising	9.1	—	(2.3)	—	6.8
Other accrued liabilities	35.4	0.1	9.4	—	44.9
Other long-term assets and liabilities	(5.5)	—	(3.2)	(0.2)	(8.9)

Net cash (used for) provided by operating activities	(132.7)	(0.9)	5.6	(0.2)	(128.2)

Cash flows from investing activities:
Payments for property and equipment	(18.4)	—	(10.0)	—	(28.4)
Proceeds from refranchisings, disposition of assets and restaurant closures	2.2	—	3.5	—	5.7
Payments for acquired franchisee operations, net of cash acquired	—	—	—	—	—
Return of investment on direct financing leases	1.3	—	0.1	—	1.4
Other investing activities	1.4	—	—	—	1.4
Net payment for purchase of BKH	—	(3,325.4)	—	—	(3,325.4)

Net cash used for investing activities	(13.5)	(3,325.4)	(6.4)	—	(3,345.3)

Cash flows from financing activities:
Repayments of term debt and capital leases	(3.2)	—	—	—	(3.2)
Proceeds from New Term Loans and other debt	—	1,837.1	—	—	1,837.1
Proceeds from Senior Notes	—	800.0	—	—	800.0
Payment of deferred financing cost	(69.2)	—	—	—	(69.2)
Extinguishment of debt	(731.8)	—	—	—	(731.8)
Capital contribution from 3G	—	1,563.5	—	—	1,563.5
Capital distribution from Parent	875.2	(875.2)	—	—	—
Intercompany Financing	(3.9)	0.9	2.8	0.2	—

Net cash provided by financing activities	67.1	3,326.3	2.8	0.2	3,396.4

Effect of exchange rates on cash and cash equivalents	(0.2)	—	(2.1)	—	(2.3)
Decrease in cash and cash equivalents	(79.3)	—	(0.1)	—	(79.4)
Cash and cash equivalents at beginning of period	212.2	0.7	73.5	—	286.4

Cash and cash equivalents at end of period	$132.9	$0.7	$73.4	$—	$207.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

For The Period From July 1, 2010 through October 18, 2010
Condensed Consolidating Statements of Cash Flows

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net income	$71.1	$71.1	$29.5	$(100.6)	$71.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(29.5)	(71.1)	—	100.6	—
Depreciation and amortization	22.4	—	8.8	—	31.2
Amortization of deferred financing cost	0.6	—	—	—	0.6
Impairment on non-restaurant properties	0.1	—	—	—	0.1
Gain on hedging activities	(0.4)	—	—	—	(0.4)
(Gain) loss on remeasurement of foreign denominated transactions	(43.2)	—	1.7	—	(41.5)
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(1.1)	—	(3.5)	—	(4.6)
Bad debt expense, net of recoveries	1.2	—	0.9	—	2.1
Stock-based compensation	5.2	—	0.6	—	5.8
Deferred income taxes	5.8	—	(7.2)	—	(1.4)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	29.7	—	2.3	—	32.0
Prepaids and other current assets	1.8	—	(4.0)	—	(2.2)
Accounts and drafts payable	21.0	—	(12.0)	—	9.0
Accrued advertising	11.0	—	(9.7)	—	1.3
Other accrued liabilities	21.0	—	8.4	—	29.4
Other long-term assets and liabilities	(4.3)	(0.8)	(3.8)	(2.3)	(11.2)

Net cash provided by (used for) operating activities	112.4	(0.8)	12.0	(2.3)	121.3

Cash flows from investing activities:
Payments for property and equipment	(13.4)	—	(4.8)	—	(18.2)
Proceeds from refranchisings, disposition of assets and restaurant closures	2.9	—	6.7	—	9.6
Return of investment on direct financing leases	2.3	—	0.3	—	2.6
Other investing activities	1.2	—	—	—	1.2

Net cash (used for) provided by investing activities	(7.0)	—	2.2	—	(4.8)

Cash flows from financing activities:
Repayments of term debt and capital leases	(23.1)	—	(0.4)	—	(23.5)
Dividends paid on common stock	—	(8.6)	—	—	(8.6)
Proceeds from stock option exercises	—	4.0	—	—	4.0
Excess tax benefits from share-based compensation	1.1	—	—	—	1.1
Repurchases of common stock	—	(2.5)	—	—	(2.5)
Intercompany Financing	61.6	8.6	(72.5)	2.3	—

Net cash provided by (used for) financing activities	39.6	1.5	(72.9)	2.3	(29.5)

Effect of exchange rates on cash and cash equivalents	(3.0)	—	14.8	—	11.8
Increase (decrease) in cash and cash equivalents	142.0	0.7	(43.9)	—	98.8
Cash and cash equivalents at beginning of period	70.2	—	117.4	—	187.6

Cash and cash equivalents at end of period	$212.2	$0.7	$73.5	$—	$286.4

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

For The Year Ended June 30, 2010
Condensed Consolidating Statements of Cash Flows

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net income	$186.8	$186.8	$43.8	$(230.6)	$186.8
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(43.8)	(186.8)	—	230.6	—
Depreciation and amortization	81.0	—	30.7	—	111.7
Amortization of deferred financing cost	2.1	—	—	—	2.1
Impairment on non-restaurant properties	2.3	—	0.6	—	2.9
Gain on hedging activities	(1.6)	—	—	—	(1.6)
Loss (gain) on remeasurement of foreign denominated transactions	44.4	—	(3.5)	—	40.9
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(3.3)	—	(6.2)	—	(9.5)
Bad debt expense, net of recoveries	(0.7)	—	1.5	—	0.8
Stock-based compensation	14.3	—	2.7	—	17.0
Deferred income taxes	16.0	—	0.9	—	16.9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(9.8)	—	(6.1)	—	(15.9)
Prepaids and other current assets	0.2	—	(1.6)	—	(1.4)
Accounts and drafts payable	(18.9)	—	(1.9)	—	(20.8)
Accrued advertising	(0.5)	—	6.9	—	6.4
Other accrued liabilities	(20.6)	—	(1.7)	—	(22.3)
Other long-term assets and liabilities	(2.2)	—	(0.7)	(0.7)	(3.6)

Net cash provided by operating activities	245.7	—	65.4	(0.7)	310.4

Cash flows from investing activities:
Payments for property and equipment	(106.6)	—	(43.7)	—	(150.3)
Proceeds from refranchisings, disposition of assets and restaurant closures	12.7	—	8.8	—	21.5
Payments for acquired franchisee operations, net of cash acquired	(0.1)	—	(13.90)	—	(14.00)
Return of investment on direct financing leases	7.4	—	0.8	—	8.2
Other investing activities	2.7	—	(3.0)	—	(0.3)

Net cash used for investing activities	(83.9)	—	(51.0)	—	(134.9)

Cash flows from financing activities:
Repayments of term debt and capital leases	(66.1)	—	(1.6)	—	(67.7)
Borrowings under revolving credit facility	38.5	—	—	—	38.5
Repayments of revolving credit facility	(38.5)	—	—	—	(38.5)
Capital contributions from Parent	(2.7)		2.7	—	—
Dividends paid on common stock	—	(34.2)	—	—	(34.2)
Proceeds from stock option exercises	—	4.2	—	—	4.2
Excess tax benefits from share-based compensation	3.4	—	0.1	—	3.5
Repurchases of common stock	—	(2.7)	—	—	(2.7)
Intercompany Financing	(45.4)	32.7	12.0	0.7	—

Net cash (used for) provided by financing activities	(110.8)	—	13.2	0.7	(96.9)

Effect of exchange rates on cash and cash equivalents	0.1	—	(12.8)	—	(12.7)
Increase in cash and cash equivalents	51.1	—	14.8	—	65.9
Cash and cash equivalents at beginning of period	19.1	—	102.6	—	121.7

Cash and cash equivalents at end of period	$70.2	$—	$117.4	$—	$187.6

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

For The Year Ended June 30, 2009
Condensed Consolidating Statements of Cash Flows

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net income	$200.1	$200.1	$37.9	$(238.0)	$200.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(37.9)	(200.1)	—	238.0	—
Depreciation and amortization	70.3	—	27.8	—	98.1
Amortization of deferred financing cost	1.9	—	—	—	1.9
Impairment on non-restaurant properties	—	—	0.5	—	0.5
Gain on hedging activities	(1.3)	—	—	—	(1.3)
Loss on remeasurement of foreign denominated transactions	50.1	—	—	—	50.1
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(4.8)	—	(6.2)	—	(11.0)
Bad debt expense, net of recoveries	(1.7)	—	2.4	—	0.7
Stock-based compensation	14.3	—	1.9	—	16.2
Deferred income taxes	15.5	—	(3.4)	—	12.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	4.6	—	(2.5)	—	2.1
Prepaids and other current assets	(35.4)	—	—	—	(35.4)
Accounts and drafts payable	7.4	—	(4.1)	—	3.3
Accrued advertising	(19.7)	—	12.0	—	(7.7)
Other accrued liabilities	(11.4)	—	(9.4)	—	(20.8)
Other long-term assets and liabilities	(2.5)	0.4	3.2	0.8	1.9

Net cash provided by operating activities	249.5	0.4	60.1	0.8	310.8

Cash flows from investing activities:
Payments for property and equipment	(150.9)	—	(53.1)	—	(204.0)
Proceeds from refranchisings, disposition of assets and restaurant closures	19.2	—	7.2	—	26.4
Payments for acquired franchisee operations, net of cash acquired	(67.0)	—	(0.9)	—	(67.9)
Return of investment on direct financing leases	7.4	—	0.5	—	7.9
Other investing activities	0.9	—	(5.3)	—	(4.4)

Net cash used for investing activities	(190.4)	—	(51.6)	—	(242.0)

Cash flows from financing activities:
Repayments of term debt and capital leases	(6.2)	—	(1.2)	—	(7.4)
Borrowings under revolving credit facility	94.3	—	—	—	94.3
Repayments of revolving credit facility	(144.3)	—	—	—	(144.3)
Capital contributions from Parent	(3.9)	—	3.9	—	—
Dividends paid on common stock	—	(34.1)	—	—	(34.1)
Proceeds from stock option exercises	—	3.0	—	—	3.0
Excess tax benefits from share-based compensation	3.9	—	(0.6)	—	3.3
Repurchases of common stock	—	(20.3)	—	—	(20.3)
Intercompany Financing	(33.2)	51.0	(17.0)	(0.8)	—

Net cash used for financing activities	(89.4)	(0.4)	(14.9)	(0.8)	(105.5)

Effect of exchange rates on cash and cash equivalents	(0.1)	—	(7.5)	—	(7.6)
Decrease in cash and cash equivalents	(30.4)	—	(13.9)	—	(44.3)
Cash and cash equivalents at beginning of period	49.5	—	116.5	—	166.0

Cash and cash equivalents at end of period	$19.1	$—	$102.6	$—	$121.7

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

For The Year Ended June 30, 2008
Condensed Consolidating Statements of Cash Flows

			Non-
	Issuer	Guarantor	Guarantor	Eliminations	Consolidated
	(In millions)

Cash flows from operating activities:
Net income	$189.6	$189.6	$28.6	(218.2)	$189.6
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(28.6)	(189.6)	—	218.2	—
Depreciation and amortization	69.8	—	25.8	—	95.6
Gain on hedging activities	(2.0)	—	—	—	(2.0)
Gain (loss) on remeasurement of foreign denominated transactions	(57.2)	—	1.6	—	(55.6)
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(6.1)	—	(10.7)	—	(16.8)
Bad debt expense, net of recoveries	(4.5)	—	1.8	—	(2.7)
Stock-based compensation	11.4	—	—	11.4
Deferred income taxes	11.8	—	8.5	—	20.3
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(4.9)	—	(3.7)	—	(8.6)
Prepaids and other current assets	15.1	—	(0.2)	—	14.9
Accounts and drafts payable	15.5	—	5.3	—	20.8
Accrued advertising	14.8	—	(3.7)	—	11.1
Other accrued liabilities	(6.7)	—	0.5	—	(6.2)
Other long-term assets and liabilities	(20.2)	0.1	(3.3)	(5.0)	(28.4)

Net cash provided by operating activities	197.8	0.1	50.5	(5.0)	243.4

Cash flows from investing activities:
Payments for property and equipment	(128.3)	—	(49.9)	—	(178.2)
Proceeds from refranchisings, disposition of assets and restaurant closures	12.5	—	14.5	—	27.0
Payments for acquired franchisee operations, net of cash acquired	(53.6)	—	(0.6)	—	(54.2)
Return of investment on direct financing leases	7.0	—	0.4	—	7.4
Other investing activities	(0.2)	—	(1.1)	—	(1.3)

Net cash used for investing activities	(162.6)	—	(36.7)	—	(199.3)

Cash flows from financing activities:
Repayments of term debt and capital leases	(54.3)	—	(1.2)	—	(55.5)
Borrowings under revolving credit facility	50.0	—	—	—	50.0
Dividends paid on common stock	—	(34.2)	—	—	(34.2)
Proceeds from stock option exercises	—	3.8	—	—	3.8
Excess tax benefits from share-based compensation	9.1	—	0.2	—	9.3
Repurchases of common stock	—	(35.4)	—	—	(35.4)
Intercompany Financing	(76.4)	65.7	5.7	5.0	—

Net cash (used for) provided by financing activities	(71.6)	(0.1)	4.7	5.0	(62.0)

Effect of exchange rates on cash and cash equivalents	4.0	—	10.4	—	14.4
(Decrease) increase in cash and cash equivalents	(32.4)	—	28.9	—	(3.5)
Cash and cash equivalents at beginning of period	81.9	—	87.6	—	169.5

Cash and cash equivalents at end of period	$49.5	$—	$116.5	$—	$166.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 24.	Subsequent Events

Amended and Restated Credit Agreement

As discussed in Note 11, on February 15, 2011, the New Credit Agreement was amended and restated.

Following the February 15, 2011 amendment to the New Credit Agreement, we modified our interest rate cap denominated in Euros to reduce its notional amount by €50 million throughout the life of the caplets. Additionally, we entered into a new deferred premium interest rate cap agreement denominated in U.S. dollars (notional amount of $90 million) with a strike price of 1.50% (the “New Cap Agreement”).

2011 Omnibus Plan

On February 2, 2011, the Board of Directors of the Parent approved and adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “Plan”). The Plan generally provides for the grant of awards to employees, directors, consultants and other persons who provide services to the Parent and its subsidiaries, with respect to an aggregate of 5,000 shares (5 million millishares or .001 of one full share) of common stock. The Plan permits the grant of several types of awards with respect to the common stock, including stock options, restricted stock units, restricted stock and performance shares.

On February 3, 2011, the Parent granted options to purchase up to 3,634 shares (3,634,616 millishares) to key employees and members of the Board of Directors of the Parent. The exercise price per millishare is $15.82, and the options vest 100% on October 19, 2015, provided the employee is continuously employed by BKC or one of its subsidiaries and the director remains on the board of the Parent.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the Transition Period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Form 10-K.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Directors

Our Bylaws provide that the number of directors constituting the Board of Directors shall be one or more, which number may be increased or decreased from time to time by resolution of the Board or the holders of a majority of the shares then entitled to vote at an election of directors. The term of office of each director is one year and each director continues in office until he resigns or until a successor has been elected and qualified.

Alexandre Behring, John W. Chidsey, Paul J. Fribourg, Peter Harf, Bernardo Hees, Carlos Alberto Sicupira and Marcel Herrmann Telles currently serve as directors of the Company. On March 11, 2011, Mr. Chidsey advised the Company that he will be resigning from the Board effective April 18, 2011. Mr. Behring is the managing director of 3G Capital, and Messrs. Behring, Hees, Sicupira and Telles are directors of 3G Capital. 3G Capital indirectly controls Burger King Worldwide Holdings, Inc., the sole shareholder of the Company (the “Parent”). Messrs. Behring, Sicupira and Telles are members of the five-member investment committee of 3G Capital, which is empowered to make decisions with respect to 3G Capital’s investments, including the Company. This investment committee has the power to vote, dispose of or sell all of the shares of the Company.

The following table sets forth the name, age, principal occupation of, and other information regarding each of the current directors of the Company:

Name	Age	Position

Alexandre Behring	44	Co-Chairman
John W. Chidsey	48	Co-Chairman
Paul J. Fribourg	57	Director
Peter Harf	64	Director
Bernardo Hees	41	Chief Executive Officer and Director
Carlos Alberto Sicupira	62	Director
Marcel Herrmann Telles	61	Director

Biographical information concerning the directors of the Company is set forth below.

Alexandre Behring.  Mr. Behring serves as a co-Chairman of our Board. Since 2004, Mr. Behring has also served as the managing partner and director of 3G Capital. Previously, Mr. Behring spent 10 years at GP Investments, Latin America’s largest private-equity firm, including eight years as a partner and member of the firm’s Investment Committee. He served for seven years, from 1998 through 2004, as CEO of ALL. He continues to serve as a director of ALL and is a member of the board’s Management Committee. Mr. Behring also serves as an alternate director of Lojas Americanas S.A., a retail chain operator based in Brazil, and as a director of CSX Corporation, a U.S. rail-based transportation company.

John W. Chidsey.  Mr. Chidsey serves as a co-Chairman of our Board. Prior to the consummation of the Merger, Mr. Chidsey served as Chairman of our Board since July 1, 2008 and served as Chief Executive Officer from April 2006 to October 2010. From September 2005 until April 2006, he served as our President and Chief Financial Officer and from June 2004 until September 2005, he was our President, North America. Mr. Chidsey joined us as Executive Vice President, Chief Administrative and Financial Officer in March 2004 and held that position until June 2004. From January 1996 to March 2003, Mr. Chidsey served in numerous positions at Cendant Corporation, including Chief Executive Officer of the Vehicle Services Division and the Financial Services Division. Mr. Chidsey is a director of HealthSouth Corporation and is also a member of the Board of Trustees of Davidson College.

Paul J. Fribourg.  Mr. Fribourg has served as the Chairman and Chief Executive Officer of Continental Grain Company, an international agribusiness and investment company with investments in poultry, pork and beef businesses, since 1997. Prior to taking this role, he held a variety of positions with increasing responsibility, from Merchandiser and Product Line Manager to Group President and Chief Operating Officer. Mr. Fribourg has been a director of Loews Corporation, a large diversified holding company, since 1997. Mr. Fribourg is also a director of Estee Lauder Companies, Inc. and Apollo Global Management, LLC. He was a director of Smithfield Foods, Inc. from 2007 until 2009, Power Corporation of Canada from 2005 until 2008, Premium Standard Farms, Inc. from 1998 until 2006 and Vivendi Universal, S.A. from 2003 until 2006.

Peter Harf.  Mr. Harf has served as an independent Board member of Anheuser-Busch InBev since 2002 and as Chairman since 2006. Mr. Harf has served as Chief Executive Officer of Joh. A. Benckiser, a German manufacturer and marketer of household and personal care products since 1988. Since 1996 he has served as Chairman of Coty, Inc., a global cosmetics group, which is owned by Joh A. Benckiser, Chairman of Labelux, a producer of luxury goods based in Switzerland and since 2006 as Deputy Chairman of Reckitt Benckiser, a leading fast moving consumer goods company located in the United Kingdom.

Bernardo Hees.  Mr. Hees is a member of our Board of Directors and serves as our Chief Executive Officer. Mr. Hees previously served as Chief Executive Officer of America Latina Logistica (ALL), Latin America’s largest railroad and logistics company, from January 2005 until September 2010 and continues to serve as a member of its Board of Directors. Mr. Hees joined ALL in 1998 as a logistics analyst, subsequently holding various positions, including operational planning manager, chief financial officer and commercial officer, and, in 2004, held the position of Director-Superintendent. Mr. Hees holds a degree in Economics from the Pontifícia Universidade

Católica (Rio de Janeiro), an MBA from the University of Warwick, England, and, in 2005, he concluded an Owner/President Management course at Harvard Business School.

Carlos Alberto Sicupira.  Mr. Sicupira is one of the founding Principal Partners of 3G Capital and continues to serve as a board member. Mr. Sicupira has also served as a member of the Board of Directors of Anheuser-Busch InBev since 2004. Mr. Sicupira has been Chairman of Lojas Americanas, one of South America’s largest retailers, since 1981, where he served as Chief Executive Officer until 1992. He has been a board member of Quilmes since 2002, and a member of the Board of Dean’s Advisors of Harvard Business School since 1998. He also serves on the boards of Fundacao Brava and Fundacao Estudar, not-for-profit foundations.

Marcel Herrmann Telles.  Mr. Telles is one of the founding Principal Partners of 3G Capital and continues to serve as a board member. He has also served as a member of the Board of Directors of Anheuser-Busch InBev since 2000. He is the Co-Chairman of the Board of Directors of AmBev where he has served as a director since 2000 and is currently a member of the Board of Directors of Lojas Americanas S.A. He also served as Chief Executive Officer of Companhia Cervejaria Brahma (which became AmBev in 2002) from 1989 to 1999. He has also served as a Director of Quilmes Industrial S.A. Since 2009, he has been a member of the Advisory Board of ITAU-UNIBANCO, a banking conglomerate based in Brazil.

In an Order issued on June 11, 2008, the Federal District Court for the Southern District of New York in CSX Corporation v. The Children’s Investment Fund Management (UK) LLP et al., (i) held that the reporting group, including 3G Capital, 3G Capital, Inc., 3G Fund, L.P. and Mr. Behring, failed to timely file a Schedule 13D in connection with its formation of a group under Section 13(d) of the Exchange Act; and (ii) enjoined the reporting group from future violations of Section 13(d). The Court’s decision is on appeal.

Executive Officers

The following is information about our executive officers:

Name	Age	Position

Bernardo Hees	41	Chief Executive Officer and Director
Daniel S. Schwartz	30	EVP, Chief Financial Officer
Jonathan Fitzpatrick	40	EVP, Chief Brand and Operations Officer
Anne Chwat	51	EVP, General Counsel and Secretary
Steven M. Wiborg	41	EVP and President of North America
José E. Cil	41	EVP and President of Europe, Middle East and Africa
José D. Tomas	43	President of Latin America, EVP and Chief Human Resources and Communications Officer
David M. Chojnowski	41	SVP, Controller and Chief Accounting Officer

Biographical information of our executive officers is set forth below:

Bernardo Hees.  Mr. Hees is a member of our Board of Directors and serves as our Chief Executive Officer. Mr. Hees’ biographical information is set forth above.

Daniel S. Schwartz.  Mr. Schwartz was appointed as our Executive Vice President and Chief Financial Officer in December 2010, effective January 1, 2011. Mr. Schwartz joined the Company in October 2010 as Executive Vice President, Deputy Chief Financial Officer. From January 2008 until October 2010, Mr. Schwartz served as a partner with 3G Capital, where he was responsible for managing 3G Capital’s private equity business. He joined 3G Capital in January 2005 as an analyst and worked with the firm’s public and private equity investments. From March 2003 until January 2005, Mr. Schwartz worked for Altair Capital Management, a hedge fund located in Stamford, Connecticut, and served as an analyst in the mergers and acquisitions group at Credit Suisse First Boston from June 2001 to March 2003.

Jonathan Fitzpatrick.  Mr. Fitzpatrick assumed the newly created role of Executive Vice President, Chief Brand and Operations Officer in February 2011. Mr. Fitzpatrick was appointed as our Executive Vice President, Global Operations in October 2010. Mr. Fitzpatrick has worked for BKC for 12 years. From August 2009 to

November 2010, Mr. Fitzpatrick served as our Senior Vice President of Operations, Europe, Middle East and Africa. During his tenure, Mr. Fitzpatrick has held several positions, including Senior Vice President, Development and Franchising, and Vice President of the information technology team.

Anne Chwat.  Ms. Chwat has served as our Executive Vice President, General Counsel and Secretary since September 2004. In June 2007, Ms. Chwat also began serving as a board member and President of the Have It your Way® Foundation, the charitable arm of the Burger King system. From September 2000 to September 2004, Ms. Chwat served in various positions at BMG Music (now Sony Music Entertainment), including as Senior Vice President, General Counsel and Chief Ethics and Compliance Officer. Anne Chwat is leaving the Company at the end of the Executive Transition Period (as defined below).

Steven M. Wiborg.  Mr. Wiborg has served as our Executive Vice President and President of North America since October 2010. Before joining BKC, Mr. Wiborg was President and Chief Executive Officer of Heartland Food Corporation, one of the Burger King system’s largest franchise operators. He held the position of Chief Operating Officer from 2003 to 2006 and was then named President and Chief Executive Officer in December 2006. Prior to joining Heartland, Mr. Wiborg was an owner/operator of 56 Hardee’s restaurants.

José E. Cil.  Mr. Cil has served as our Executive Vice President and President of Europe, Middle East and Africa since October 2010. Prior to this role, Mr. Cil was Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as our Vice President of Company Operations and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA.

José D. Tomas.  Mr. Tomas was appointed President of Latin America in February 2011 and has served as our Executive Vice President and Chief Human Resources and Communications Officer since November 2010. Mr. Tomas was previously our vice president of human resources from April 2006. Since joining BKC in November 2004, Mr. Tomas has held multiple roles with the company, including leading the human resources teams for our global restaurant support center in Miami and the Latin America & Caribbean region. Prior to joining the Company, he held various field and corporate human resources positions with Ryder System Inc., including director of talent acquisition and director of corporate human resources as well as human resources positions with Publix Super Markets.

David M. Chojnowski.  Mr. Chojnowski was appointed Senior Vice President, Controller and Principal Accounting Officer of the Company in December 2010. Prior to this, he served as Corporate Controller and Vice President of Finance since February 2009. Prior to joining BKC, Mr. Chojnowski held various positions with General Motors Corporation, including serving as Controller, Latin America, Africa and Middle East from November 2006 through February 2009 and as Corporate Consolidation/SEC Reporting Manager from October 2004 through November 2006.

Corporate Governance

Highlights of our corporate governance practices are described below.

Board Committees

The Board of Directors has established an Audit Committee, a Compensation Committee and an Executive Committee. The members of each committee are appointed by the Board and serve one-year terms. Each committee has established a written charter which sets forth the committee’s purpose, membership criteria, powers and responsibilities and provides for the annual evaluation of the committee’s performance.

Audit Committee

The Audit Committee assists the Board in its oversight of (i) the integrity of our financial statements, (ii) the qualifications, independence and performance of our independent registered public accounting firm, (iii) the performance of the internal audit function, and (iv) compliance by us with legal and regulatory requirements and our compliance program. The Audit Committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.

The current members of the Audit Committee are Messrs. John W. Chidsey (Chairman) and Paul J. Fribourg. On March 11, 2011, Mr. Chidsey advised the Company that he would be resigning from the Audit Committee, effective April 18, 2011. From July 1, 2010 to October 19, 2010, the Audit Committee consisted of three members: Messrs. Ronald M. Dykes (Chairman), Peter R. Formanek and Manuel A. Garcia. These members resigned effective October 19, 2010 pursuant to the Merger Agreement. The Board has determined that Mr. Fribourg is an independent director under the New York Stock Exchange listing standards (the “Independence Standards”) and the independence standards mandated by Section 301 of the Sarbanes-Oxley Act and those set forth in Rule 10A-3 of the Exchange Act (collectively, the “Audit Committee Independence Standards”) and that Mr. Chidsey is not independent. Our Board also has determined that each of Messrs. Chidsey and Fribourg qualify as an “audit committee financial expert” as defined by the applicable SEC regulations.

Compensation Committee

See “Item 11. Executive Compensation — Compensation Discussion and Analysis” for a description of the roles and responsibilities of our Compensation Committee. The current members of the Compensation Committee are Messrs. Alexandre Behring (Chairman), Carlos Alberto Sicupira and Marcel Herrmann Telles. The Board has determined that the current members of the Compensation Committee are independent under the Independence Standards. From July 1, 2010 to October 19, 2010, the Compensation Committee consisted of three members: Messrs. Stephen G. Pagliuca (Chairman), Sanjeev Mehra and Peter R. Formanek. These members resigned effective October 19, 2010 pursuant to the Merger Agreement.

Executive Committee

The Executive Committee has authority under its charter to exercise the powers and rights of the Board and to take any action that could be taken by the Board (except if prohibited by applicable law and regulation) if the amounts associated with such actions do not individually exceed $25 million, other than intercompany transactions which are unlimited as to amount.

The current members of the Executive Committee are Messrs. Alexandre Behring (Chairman), John W. Chidsey and Bernardo Hees. On March 11, 2011, Mr. Chidsey advised the Company that he would be resigning from the Executive Committee, effective April 18, 2011. From July 1, 2010 to October 19, 2010, the Executive Committee consisted of five members: Messrs. Richard W. Boyce (Chairman), John W. Chidsey, Ronald M. Dykes, Sanjeev K. Mehra and Stephen Pagliuca. These members resigned effective October 19, 2010 pursuant to the Merger Agreement.

Codes of Ethics

Our Code of Business Ethics and Conduct, our Code of Conduct for Directors and our Code of Business Ethics and Conduct for Vendors are located within the Investor Relations section of our internet website at wwww.bk.com. We have also adopted a Code of Ethics for Executive Officers that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as other executive officers. The Code of Ethics for Executive Officers is located on our website at www.bk.com under “Company Info — Investor Relations — Corporate Governance — Governance Documents.” We intend to provide disclosure of any amendments of our Code of Ethics for Executive Officers or waivers, to the extent that such waiver applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website within four business days following the date of the amendment or waiver.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General Overview

This Compensation Discussion and Analysis, or CD&A, describes our compensation philosophy, how the Compensation Committee establishes executive compensation, the objectives of our various compensation programs, how performance metrics are selected for the various components of our compensation programs and how the performance of our CEO and other NEOs is evaluated and results in the level of compensation awarded under the various components of our compensation program.

As used in this CD&A and the Compensation Tables, the following terms have the following meanings:

•	“BKC” is Burger King Corporation, a Florida corporation.

•	The “CEO” is our Chief Executive Officer. From July 1, 2010 through the Merger Date (as defined below), our CEO was John W. Chidsey, who also served as Chairman of our Board of Directors. On November 4, 2010, Bernardo Hees was appointed CEO, and he has served in this capacity through the date hereof.

•	The “NEOs” are the following executives:

•	Bernardo Hees, a member of the Board of Directors and CEO (since November 4, 2010);

•	John W. Chidsey, former Chairman and CEO (through October 19, 2010) and a co-chairman of the Board of Directors (since October 19, 2010);

•	Ben K. Wells, former Chief Financial Officer (through December 31, 2010);

•	Anne Chwat, EVP, General Counsel and Secretary (through the expiration of the Executive Transition Period);

•	Jonathan Fitzpatrick, EVP, Chief Brand and Operations Officer (EVP, Global Operations since October 25, 2010 and Chief Brand and Operations Officer since February 28, 2011; prior thereto, Mr. Fitzpatrick was SVP, Operations, Europe, Middle East and Africa);

•	Natalia Franco, former EVP, Global Chief Marketing Officer (through March 10, 2011);

•	Charles M. Fallon, Jr., former President, North America (through November 30, 2010); and

•	Peter C. Smith, former EVP, Chief Human Resources Officer (through October 19, 2010).

•	The “Pre-Merger NEOs” are the NEOs employed by the Company prior to the Merger Date. The Pre-Merger NEOs are: John W. Chidsey, Ben Wells, Anne Chwat, Jonathan Fitzpatrick, Natalia Franco, Charles M. Fallon, Jr. and Peter C. Smith.

•	The “CEO Direct Reports” are our executives who report directly to the CEO. All of the NEOs (other than the CEO) are CEO Direct Reports.

•	“Total Direct Compensation” is annual base salary, cash incentives and long-term equity incentives.

On October 19, 2010 (the “Merger Date”), our predecessor public company merged with an entity formed by 3G Capital (the “Merger”) pursuant to a merger agreement dated as of September 2, 2010 (the “Merger Agreement”). Generally, our compensation program has continued the overall approach of our pre-Merger compensation program, modified as appropriate to reflect that we are now a privately-owned company with public debt. As a privately-owned company, we are not subject to Section 162(m) of the Internal Revenue Code and related regulations promulgated thereunder.

Our compensation philosophy was and continues to be based on pay-for-performance and meritocratic principles, which incorporate the Company’s achievement of specific goals as well as achievement by employees of individual performance goals. Our compensation programs are generally designed to support our business initiatives by:

•	rewarding superior financial and operational performance;

•	placing a significant portion of compensation at risk if performance goals are not achieved;

•	aligning the interests of the CEO and CEO Direct Reports with those of our shareholders (and now 3G Capital, which controls the Parent, our sole shareholder); and

•	enabling us to attract, retain and motivate top talent.

In making determinations about compensation, the Compensation Committee places a great emphasis on the following factors specific to the relevant individual and his or her role:

•	performance and long-term potential;

•	nature and scope of the individual’s responsibilities and his or her effectiveness in supporting our long-term goals; and

•	Total Direct Compensation of the individual in relation to other CEO Direct Reports.

We believe that the relative pay of each CEO Direct Report as compared to the pay of each other CEO Direct Report is one factor of many to be considered in establishing compensation for our CEO Direct Reports. We have not established a policy regarding the numerical ratio of total compensation of the CEO to that of the CEO Direct Reports, but we do review compensation levels to ensure that appropriate internal pay equity exists. The difference between the CEO’s compensation and that of the CEO Direct Reports reflects the significant difference in the nature and scope of their relative responsibilities. The CEO’s responsibilities for management and oversight of a global enterprise are significantly higher than those of other executives. As a result, the CEO’s compensation is higher than the compensation of our CEO Direct Reports.

The Compensation Committee is responsible to the Board of Directors for establishing and overseeing our compensation philosophy and for overseeing our executive compensation policies and programs generally. As part of this responsibility, the Compensation Committee:

•	administers our executive compensation programs;

•	evaluates the performance of the CEO and the CEO Direct Reports;

•	oversees and sets compensation for the CEO and the CEO Direct Reports;

•	makes decisions relating to the issuance of equity to the CEO, the CEO Direct Reports and our executive officers; and

•	reviews our management succession plan.

The Compensation Committee’s charter describes the Compensation Committee’s responsibilities. The Compensation Committee and the Board of Directors review the charter annually. On November 5, 2010, the Board of Directors adopted a new Compensation Committee charter that reflects our status as a private company.

This CD&A is divided into three parts. The first part discusses our pre-Merger compensation and decisions. The second part discusses the decisions made by the Compensation Committee with respect to outstanding cash and equity awards and employment agreements of the Pre-Merger NEOs in connection with the Merger, and the compensation paid to our Pre-Merger NEOs as a result of the Merger. The third part discusses significant personnel and compensation-related developments since the Merger Date.

Pre-Merger Compensation and Decisions

Role of Compensation Consultant

Under its charter, the Compensation Committee is authorized to engage the services of outside advisors, experts and others. For the Transition Period, the Compensation Committee engaged Compensation Advisory

Partners (“CAP”) as an outside compensation consultant to advise the Compensation Committee on matters related to executive compensation. During the Transition Period, CAP assisted the Compensation Committee’s executive compensation-setting process by:

•	Modeling the share request for the proposed amendment to our long-term incentive plan and running the RiskMetrics model;

•	Reviewing drafts of the amended and restated long-term incentive plan document;

•	Providing advice to the Compensation Committee with respect to incentive plan parameters and measures;

•	Reviewing the executive compensation disclosure included in the Company’s Schedule 14D-9 filed by the Company in connection with the Merger;

•	Providing market data and advice with respect to the level of severance and the treatment of cash and equity incentives upon a change in control; and

•	Advising the Compensation Committee with respect to 280G issues related to the Merger.

Peer Group Comparison

To establish base salary levels for our CEO and CEO Direct Reports for the fiscal year ending June 30, 2011 (“fiscal 2011”), the Compensation Committee compared our target compensation levels with those of certain publicly-traded peer companies selected by us. After reviewing the analysis of the compensation data from our peer group, as discussed below, the Compensation Committee decided to increase the base salary of Ben K. Wells, our former Chief Financial Officer, and Charles M. Fallon, Jr., our former President, North America.

For the fiscal 2011 analysis, the companies comprising the peer group were:

Brinker International, Inc.	Starbucks Corp.
Darden Restaurants, Inc.	Starwood Hotels & Resorts Worldwide, Inc
Domino’s Pizza, Inc.	The Coca-Cola Company
Marriott International, Inc.	Wendy’s/Arby’s Group, Inc.
McDonald’s Corp.	Wyndham Worldwide Corp.
Nike, Inc.	Yum! Brands, Inc.
PepsiCo, Inc.

The Compensation Committee decided not to make any other adjustments to the compensation levels of our Pre-Merger NEOs because the peer group data did not indicate that changes were warranted.

Role of Executives in Establishing Compensation

Prior to the Merger, our Chief Human Resources Officer administered our retirement, severance and other benefit plans and trusts, with oversight and supervision by the Compensation Committee. In addition, our Chief Human Resources Officer made recommendations to the Compensation Committee regarding job leveling and grading for the CEO, the CEO Direct Reports and other senior level employees. Our CEO and Compensation Committee worked together to review our management succession plan for these employees. The CEO, Chief Human Resources Officer, General Counsel and Vice President of Total Rewards attended Compensation Committee meetings held prior to the Merger, although they left the meetings during discussions and deliberations of individual compensation actions affecting them personally and during the Compensation Committee’s executive sessions.

Elements of Compensation and Benefit Programs

To achieve our policy goals, prior to the Merger, the Compensation Committee utilized the following components of compensation: base salary, annual cash incentives, annual long-term equity incentives, benefits and perquisites. Different elements of the total compensation package served different objectives. Competitive base salaries and benefits were designed to attract and retain employees by providing them with a stable source of income and security over time. Annual cash incentives and long-term equity incentives were performance-based and, in the case of annual cash incentives, were only paid if we achieved our minimum financial goals for the fiscal year. As a public company prior to the Merger, the use of equity compensation supported the objectives of encouraging stock ownership and aligning the interests of the NEOs with those of our shareholders, as they would share in both the positive and negative stock price returns experienced by our shareholders.

Base Salary

We provide base salaries to recognize the skills, competencies, experience and individual performance that each NEO brings to his or her position. The Compensation Committee annually reviews the base salary of the CEO and each other NEO and submits the CEO’s base salary to the Board of Directors for approval. In light of continuing economic uncertainty, in July 2010 the Compensation Committee decided to forego across-the-board base salary increases for executive officers and decided to make targeted base salary increases only in those situations where the Compensation Committee believed that for retention purposes it was necessary to bring the executive’s salary into a competitive range. As part of these targeted increases, the base salaries of Messrs. Wells and Fallon were increased by $30,000 and $62,250, respectively, to $525,000 and $500,000. These increases were effective as of July 2, 2010.

Annual Cash Incentive Program

In August 2010, the Compensation Committee approved the annual performance-based cash bonus program under the BKC Fiscal Year 2011 Restaurant Support Incentive Program (the “RSIP”) for fiscal 2011. As in prior years, as part of this process, the Compensation Committee (1) approved the annual individual target bonus for each Pre-Merger NEO, (2) approved the financial metrics that would be used to measure worldwide Company performance and regional performance and (3) established threshold, target and maximum performance levels for each of these metrics.

•	Individual Target Bonus. The employment agreement for each Pre-Merger NEO established the minimum target bonus for the NEO, expressed as a percentage of his or her then current base salary. For Mr. Chidsey, this target bonus was 100% of base salary, for each of Messrs. Wells, Fallon and Smith and Ms. Chwat and Ms. Franco, the target bonus was 70% of base salary and for Mr. Fitzpatrick, the target bonus was 60% of base salary. For fiscal 2011, as in prior years, the Compensation Committee approved these percentages for each Pre-Merger NEO.

•	Financial Metrics. For fiscal 2011, the Compensation Committee approved using PBT (profit before taxes) as the measure to determine the Company’s worldwide performance and EBITDA as the measure to determine the Company’s regional performance, and established threshold, target and maximum performance levels for Worldwide PBT and EBITDA for each region for purposes of determining the percentage of target bonus that could be earned.

As discussed in greater detail below under “Compensation Committee Role in Connection with Merger Related Compensation,” as a result of the negotiations with 3G Capital as part of the Merger transaction, the Compensation Committee approved paying all bonus-eligible employees, including the Pre-Merger NEOs, their pro rata annual bonus, calculated at the target level of performance, on the Merger Date. At the “target” performance level, each Pre-Merger NEO was entitled to receive 100% of his or her target bonus for the pro rata period. The actual cash bonus amount paid to each Pre-Merger NEO on the Merger Date is set forth below under “Compensation Committee Role in Connection with Merger Related Compensation.”

Long-Term Equity Incentives

In August 2010, as in prior years, the Compensation Committee decided to award annual long-term equity incentives to the CEO, the CEO Direct Reports and other executives. The Compensation Committee discussed the suitability of granting equity awards in light of the potential transaction with 3G Capital. In this analysis, the Compensation Committee took into consideration (i) that no definitive offer had been received, (ii) that the parties still had not agreed upon price, and (iii) the potential disruption to the business, employee morale and retention of key personnel if annual awards were not awarded in the ordinary course of business. As a result of this analysis, the

Compensation Committee decided to award all employees long-term equity incentives consistent with its prior practice.

For fiscal 2011, the Compensation Committee decided to award a combination of equity grants (the “August 2010 Equity Grants”) to all of the Pre-Merger NEOs except Mr. Fitzpatrick, as follows:

•	50% of the long-term incentive value (“LTI Value”) earned in the form of stock options, which would vest ratably over four years;

•	25% of the LTI Value earned in the form of restricted stock, which would vest on the third anniversary of the grant date; and

•	25% of the LTI Value earned in the form of performance shares, which were subject to a one-year performance period and then, to the extent earned, would vest on the third anniversary of the grant date.

As a senior vice president, Mr. Fitzpatrick received 50% of the LTI Value of the August 2010 Equity Grants in the form of stock options and 50% of the LTI Value in the form of performance based restricted stock, which was subject to a one-year performance period and then, to the extent earned, would vest on the third anniversary of the grant date.

As in prior years, the Compensation Committee approved PBT as the financial metric by which Company performance would be measured for purposes of the performance share and performance based restricted stock awards and set the threshold, target and maximum performance levels at the same levels as those used for the RSIP.

The Compensation Committee established individual target awards for fiscal 2011 based on the executive’s level, base salary, and, for all Pre-Merger NEO’s other than the CEO, the target award was subject to adjustment based on their individual performance. Pursuant to his employment agreement, Mr. Chidsey’s target award was not subject to adjustment based on his individual performance. For fiscal 2011, the target equity awards for the Pre-Merger NEOs, after application of the adjustment based on individual performance and as a percentage of their base salary, were as follows: Mr. Chidsey, 400%; Ms. Chwat and Ms. Franco and Messrs. Wells, Smith and Fallon, 150%; and Mr. Fitzpatrick, 78.75%.

As discussed in greater detail below under “Compensation Committee Role in Connection with Merger Related Compensation,” as a result of the negotiations with 3G Capital as part of the Merger transaction, all of the pending equity awards were accelerated and converted into the right to receive cash (in the case of the performance shares and performance based restricted stock calculated at the target level of performance); however, the net proceeds (after an assumed tax rate of 40%) of the August 2010 Equity Grants awarded to vice presidents and above, including all Pre-Merger NEOs other than Mr. Peter C. Smith, were placed in a trust and payable over an extended period.

Executive Benefits and Perquisites

In addition to base salary, annual cash bonuses and long-term equity incentives, we provided and continue to provide (except as set forth below) the following executive benefit programs to our Pre-Merger NEOs and other executives:

Executive Retirement Program

The Executive Retirement Program (“ERP”) is a non-qualified excess benefits program available to senior-level U.S. employees. This program permits voluntary deferrals of up to 50% of base salary and 100% of cash bonus until retirement or termination of employment. Deferrals become effective once an executive has reached his or her applicable 401(k) contribution limit. Amounts deferred, up to a maximum of 6% of base salary, are matched by us on a dollar-for-dollar basis. Depending on the level at which we achieve specified financial performance goals, accounts under the plan also may be credited by us with up to an additional 4% of base salary at the target performance level and 6% of base salary at the maximum performance level. The financial performance goals for fiscal 2011 were based on PBT. However, on the Merger Date, the Pre-Merger NEOs and the other participants in the ERP received a cash payment under the ERP at the target performance level. The ERP contribution paid to each Pre-Merger NEO on the Merger Date is set forth below under “Compensation Committee Role in Connection with Merger Related Compensation”.

Executive Life Insurance Program

The Executive Life Insurance Program provides life insurance coverage which is paid by us and allows our U.S. executives to purchase additional life insurance coverage at their own expense. Coverage for our Pre-Merger NEOs, which is paid by us, is limited to the lesser of $1.3 million or 2.75 times base salary. Further details are provided in the All Other Compensation Table for the Transition Period.

Perquisites

Each Pre-Merger NEO other than Mr. Fitzpatrick was provided with an annual perquisite allowance to be used at his or her discretion. The annual perquisite allowance was $63,500 for Mr. Chidsey and $48,500 for Messrs. Wells, Fallon and Smith and Ms. Chwat and Ms. Franco. In addition to Mr. Chidsey’s annual perquisite allowance, he was entitled to personal use of private charter jet and private car service, which were not subject to tax gross-up. Additional information regarding perquisites provided to the NEOs is set forth in the Perquisites Table for the Transition Period.

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

Other Compensation Committee Actions

From time to time, our Compensation Committee awards special cash or equity grants for retention purposes or to recognize extraordinary performance or disparities in pay. On July 19, 2010, the Compensation Committee approved a special equity grant with a grant date of August 25, 2010 and an aggregate grant date fair value of $360,000 for Mr. Wells. The grant consisted of restricted stock that was scheduled to vest ratably on the anniversary of the grant date over a three-year period. This equity grant was converted into cash and paid to Mr. Wells on the Merger Date.

Compensation Committee Role in Connection with Merger Related Compensation

In preparation for, and in connection with, the proposed Merger with 3G Capital, the Compensation Committee took various actions, including:

•	Review and approval of the employment agreement amendments for each of Messrs. Chidsey, Wells, Smith and Chwat (the “Transition Executives”);

•	Approval of the acceleration of vesting of all outstanding equity grants and the treatment of the August 2010 Equity Grants awarded to vice presidents and above; and

•	Approval of a pro-rata payout of the RSIP at the target level of performance.

Approval of Amended Employment Agreements and Transition Bonuses.

Based on the advice of CAP that the level of severance in connection with a change in control provided at the time of our initial public offering was currently below market as compared to industry peers, the Compensation Committee approved the employment agreement amendments for vice presidents and above to bring them in line with industry peers. The Compensation Committee approved the employment agreement amendments for the Transition Executives to reflect the transition bonuses described below and the extension of welfare benefits continuation from one to two years with respect to Messrs. Wells and Smith and Ms. Chwat. The Compensation Committee also authorized amendments to the employment agreements for Mr. Fallon, Ms. Franco and certain other executives that increased their severance payments to two times the sum of base salary, benefits or perquisite allowance (as applicable) and target bonus for the year of termination, to be effective upon consummation of the Merger. The Compensation Committee authorized amendments to the employment agreements for Mr. Fitzpatrick and certain other executives that increased their severance payments to two times the sum of base salary and target bonus for the year of termination, to be effective upon consummation of the Merger. The Compensation Committee approved the payment, upon effectiveness of the Merger, of pro rata bonuses for the portion of fiscal 2011 occurring prior to the Merger Date.

As a result of the negotiations with 3G Capital, each of Messrs. Chidsey, Wells and Smith and Ms. Chwat received a transition bonus in respect of his or her contributions toward the successful completion of the Merger and, in the case of Messrs. Wells and Chidsey and Ms. Chwat, as an inducement for his or her agreement to perform services following the Merger Date. The transition bonuses were paid on the Merger Date except for Mr. Chidsey, who received $521,000 of his transition bonus on the Merger Date, and was originally scheduled to receive $1,250,000 on the six-month anniversary of the Merger Date and $1,250,000 on the twelve-month anniversary of the Merger Date, subject to his continued service or earlier termination of employment without cause, for good reason, or by reason of his death or disability. After the expiration of the six-month transition period on April 18, 2011 (the “Executive Transition Period”), Mr. Chidsey’s employment agreement amendment provided that he would become a consultant to the Company for an additional six-month period, which arrangement was subject to termination by either party upon 30 days’ notice. However, on March 15, 2011, the Company notified Mr. Chidsey that it elected to exercise its option to terminate his consulting arrangement and, as a result, Mr. Chidsey will not be performing consulting services after the expiration of the Executive Transition Period. The Company also agreed that Mr. Chidsey will receive the balance of his transition bonus, or $2,500,000, within five days following the expiration of the Executive Transition Period.

Acceleration of Outstanding Equity.  As a result of negotiations with 3G Capital, the Merger Agreement provided for the accelerated vesting of all stock options, restricted stock units and performance based stock units held by the Company’s employees, including the Pre-Merger NEOs, on the Merger Date and the cancellation of such awards in exchange for cash. The Compensation Committee determined that the treatment of Company equity awards provided in the Merger Agreement was consistent with the terms of our equity incentive plans and approved the cancellation of outstanding equity awards on the Merger Date in exchange for the consideration to be paid to holders of such equity awards in accordance with the terms of the Merger Agreement.

As part of the negotiations with 3G Capital, the Compensation Committee and the Board of Directors agreed to place in trust the after tax proceeds of the August 2010 Equity Grants awarded to officers at the level of vice president and above, including the Pre-Merger NEOs other than Mr. Peter C. Smith, to serve as a retention tool for those officers who 3G Capital believed were important to a successful transition. Specifically, the parties agreed, and the Compensation Committee approved, that 60% of the proceeds from the August 2010 Equity Grants would be deposited into a trust account established with a third party for the officer’s benefit, and the remaining 40% would be withheld for taxes. For officers other than the Transition Executives, if the officer is employed on each of August 25, 2011 and August 25, 2012, the officer will receive from the trust an amount equal to 25% of the portion of the trust account related to such officer’s stock options, which mirrors the vesting schedule of the original underlying option grant. If the officer is actively employed at the end of the two-year anniversary following the Merger Date, the balance of the trust will be paid to the officer. If the officer is terminated without cause prior to any of these payment dates (or terminates for good reason prior to the payment date, for those officers who are a party to an employment agreement containing a definition of good reason), the balance will be paid to such officer upon such termination. However, if the officer voluntarily terminates his or her employment (other than for good reason, for those officers who are a party to an employment agreement containing a definition of good reason) or is terminated for cause prior to any of these payment dates, the officer will forfeit his or her remaining balance in the trust.

Pursuant to these terms, Mr. Fallon received the full amount of his trust balance upon termination of his employment.

With respect to the Transition Executives, (1) in the case of Mr. Smith, as his employment was terminated on the Merger Date, he automatically received on such date the full amount of the proceeds from his August 2010 Equity Grants, (2) in the case of each of Mr. Wells and Ms. Chwat, the amounts in the trust are being released in six substantially equal installments on the first business day of each of the first six months following the Merger Date and (3) in the case of Mr. Chidsey, (A) 50% of the amounts in the trust was originally scheduled to be released and remitted on the six-month anniversary of the Merger Date and (B) 50% of the amounts in the trust was originally scheduled to be released and remitted on the twelve-month anniversary of the Merger Date, subject to Mr. Chidsey’s continued service until such dates except as provided below. However, as a result of the early termination of his consulting arrangement, Mr. Chidsey will receive 100% of the amounts in the trust immediately following the expiration of the Executive Transition Period.

If Mr. Chidsey’s employment is terminated due to death or disability or without cause or if he terminates his employment for good reason prior to April 18, 2011, the balance of his trust will be paid upon termination. However, if Mr. Chidsey voluntarily terminates his employment (other than for good reason) or is terminated for cause prior to April 18, 2011, he will forfeit his remaining balance in trust.

Approval of Pro-Rata Bonuses.  As a result of the negotiations with 3G Capital, as part of the Merger transaction, the Compensation Committee approved paying all bonus-eligible employees, including the Pre-Merger NEOs, their pro rata annual bonus, calculated at the target level of performance, on the Merger Date.

The following table shows the amount in cash that each Pre-Merger NEO received in connection with the Merger as a result of the cancellation of equity awards and the payment of dividend equivalents, the transition bonus (if applicable), and the pro rata bonus and ERP contribution:

	Equity	Dividend
	Cash	Equivalent	Transition	Pro Rata	ERP
Name	Payout	Payout	Bonus	Bonus	Contribution	Total

John W. Chidsey	27,501,052	97,017	521,000	314,291	12,572	28,445,932
Ben K. Wells	3,656,318	11,594	1,308,500	110,753	6,329	5,093,495
Anne Chwat	2,725,118	10,015	1,130,619	95,118	5,435	3,966,384
Jonathan Fitzpatrick	653,987	3,373	—	47,014	3,134	707,508
Natalia Franco	525,916	1,326	—	73,836	4,219	605,296
Charles M. Fallon, Jr.	3,313,288	9,656	—	105,479	6,027	3,434,450
Peter C. Smith	2,274,273	9,037	1,097,518	92,208	5,269	3,478,305

Post-Merger Philosophy, Compensation and Decisions

Subsequent to the closing of the Merger, the Company became a privately-held company and wholly-owned subsidiary of the Parent, a privately-held company. Consequently, the Company is not required to have a compensation committee. However, the Parent has decided that it will continue with a compensation committee at both the Company and the Parent levels. The members of the Parent’s Compensation Committee and the Company’s Compensation Committee are the same, and these Compensation Committees act jointly to make compensation decisions, although the Parent’s Compensation Committee is responsible for overseeing, and awarding grants under, the new equity plan for Company employees.

In connection with the establishment of a new management team, the Board of Directors of the Company approved the appointment of the following new executives: (1) Bernardo Hees, Chief Executive Officer, (2) Daniel S. Schwartz, initially hired as Deputy Chief Financial Officer and appointed, as of January 1, 2011, as Chief Financial Officer, (3) Steven M. Wiborg, Executive Vice President, President of North America, (4) Heitor Goncalves, Executive Vice President, Chief Information and Performance Officer, (5) José E. Cil, Executive Vice President, President of EMEA, (6) Jonathan Fitzpatrick, Executive Vice President, Global Operations, and (6) José D. Tomas, Executive Vice President, Chief Human Resources and Communications Officer. On February 28, 2011, Mr. Fitzpatrick was named Executive Vice President, Chief Brand and Operations Officer, and Mr. Tomas was named President of Latin America in addition to his other responsibilities. On February 28, 2011, the Company also announced that Anne Chwat, Executive Vice President, General Counsel and Secretary, had informed it of her decision to leave the Company at the end of the Executive Transition Period, and that Natalia Franco, Executive Vice President, Chief Global Marketing Officer, would also be leaving the Company.

On November 5, 2010, the Compensation Committee approved the compensation and other terms of employment of Mr. Hees and delegated to Mr. Hees the right to determine the compensation and other terms of employment of the CEO Direct Reports. Accordingly, the employment terms of each of these executives were the result of negotiations between Mr. Hees and the executive. Neither Mr. Hees nor Mr. Schwartz is a party to an employment agreement, and the Company does not intend to enter into an employment agreement with either of these executives.

In addition to their review and approval of the employment terms of the new CEO, the Compensation Committee and/or the Board of Directors have taken the following compensation decisions since the Merger Date:

•	On December 1, 2010, the Compensation Committee decided that the Company would not pay any cash bonus under the RSIP or any profit-sharing contribution under the ERP for the period commencing on the Merger Date and ending on December 31, 2010;

•	On February 2, 2011, the Compensation Committee discontinued the profit sharing component of the ERP, effective immediately;

•	On February 2, 2011, the Board of Directors of the Company terminated the Company’s incentive plans in place prior to the Merger;

•	On February 2, 2011, the Board of Directors of the Parent adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”), and determined that all future equity grants and cash incentives for employees of BKC and its subsidiaries would be made pursuant to the 2011 Omnibus Plan;

•	On February 2, 2011, the Compensation Committee established the 2011 annual bonus program under the 2011 Omnibus Plan. Under the 2011 annual bonus program, awards will be payable upon achievement of Company-wide financial performance and individual performance. Individual results measure a participant’s performance against the individual management business objectives or MBOs assigned to a participant for the fiscal year. Under the 2011 annual bonus program, a participant must achieve at least 50% of his or her overall individual targets for the fiscal year in order to receive any portion of a bonus payout for that fiscal year;

•	On February 3, 2011, the Parent granted stock options under the 2011 Omnibus Plan to certain select executives, including all of the executive officers. We do not currently anticipate that additional equity will be issued to our executives on an annual basis as part of future compensation arrangements. We anticipate that any future option grants will be discretionary; and

•	On March 1, 2011, the Parent offered officers of the Company who had proceeds from the August 2010 Equity Grants deposited into trust a one-time opportunity to purchase shares of common stock of the Parent under the 2011 Omnibus Plan (“Investment Shares”) at a purchase price of $15.82 per millishare (or .001 of a full share). Any officer who elects to purchase Investment Shares will also receive an option to purchase two millishares for each Investment Share purchased, at an exercise price of $15.82 per millishare.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have approved the inclusion of the Compensation Discussion & Analysis in this Form 10-K.

COMPENSATION COMMITTEE

Alexandre Behring
Marcel Herrmann Telles
Carlos Alberto Sicupira

March 21, 2011

TRANSITION PERIOD SUMMARY COMPENSATION TABLE

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and				Bonus	Awards	Awards	Compensation	Compensation(6)
Principal Position	Year		Salary ($)	(2)($)	(3)($)	(4)($)	(5)($)	($)	Total ($)

Bernardo Hees	2010	(1)	86,538	—	—	—	—	7,716	94,254
Chief Executive Officer(7)(8)
John W. Chidsey	2010	(1)	521,438	521,000	2,085,721	2,043,802	314,291	182,594	5,668,846
Chief Executive Officer(7)	2010		1,042,875	—	2,085,747	2,060,614	649,967	358,419	6,197,622
	2009		1,034,697	—	2,024,993	1,967,403	803,014	316,943	6,147,050
	2008		1,012,500	—	2,024,982	1,930,752	1,306,125	434,190	6,708,549
Ben K. Wells	2010	(1)	261,335	1,308,500	1,113,706	385,828	110,753	52,238	3,232,360
Chief Financial Officer	2010		494,709	—	371,016	366,560	215,828	115,336	1,563,449
	2009		490,830	50,000	360,223	349,978	266,648	115,336	1,633,015
	2008		479,147	—	360,220	343,466	433,711	126,109	1,742,653
Anne Chwat	2010	(1)	225,441	1,130,619	338,153	331,359	95,118	47,291	2,167,981
EVP, General Counsel	2010		450,883	—	338,149	334,088	196,708	107,033	1,426,861
Jonathan Fitzpatrick	2010	(1)	143,846	—	102,363	100,311	47,014	444,492	838,026
EVP, Global Operations(7)(8)(9)
Natalia Franco	2010	(1)	176,923	—	131,237	—	73,836	148,250	530,246
EVP & Global Chief Marketing Officer(8)
Charles M. Fallon, Jr.	2010	(1)	224,529	—	374,994	367,455	105,479	1,890,617	2,963,074
President, North America(7)	2010		437,750	—	328,298	324,353	220,750	104,029	1,415,180
	2009		434,317	—	350,622	340,652	222,158	96,527	1,444,276
	2008		425,000	—	318,728	303,908	391,162	128,575	1,567,373
Peter C. Smith	2010	(1)	147,938	1,097,518	327,787	321,221	92,208	528,684	2,515,356
EVP, HR(7)	2010		437,091	—	327,804	323,867	190,691	104,016	1,383,469

(1)	Refers to the transition period of July 1, 2010 through December 31, 2010 (the “Transition Period”).

(2)	Each of Messrs. Chidsey, Wells and Smith and Ms. Chwat received a transition bonus in respect of his or her contributions towards the successful completion of the Merger. Messrs. Wells and Smith and Ms. Chwat received their respective transition bonus on the Merger Date. Mr. Chidsey received $521,000 of his transition bonus on the Merger Date, and will receive $2,500,000 within five days following the expiration of the Executive Transition Period, subject to his continued service or earlier termination of employment without cause, for good reason or by reason of his death or disability.

(3)	Amounts shown in this column include the aggregate grant date fair value of restricted stock awards, performance-based restricted stock awards and performance share awards, as applicable, granted in the Transition Period, fiscal 2010, fiscal 2009 and fiscal 2008 in accordance with FASB ASC Topic 718. The amounts previously reported for fiscal 2009 and fiscal 2008 have been restated to reflect the aggregate grant date fair value of the grants in accordance with new SEC rules. The assumptions and methodology used to calculate the grant date fair value for these awards are in Note 3 to the accompanying audited Consolidated Financial Statements. In connection with the Merger, the restricted stock awards, performance based restricted stock and performance share awards granted in August 2010 to the Pre-Merger NEOs were accelerated and converted into the right to receive cash (in the case of the performance share awards and performance based restricted stock awards at the target level of performance) on the Merger Date.

(4)	Amounts shown in this column include the aggregate grant date fair value of option awards granted in the Transition Period, fiscal 2010, fiscal 2009 and fiscal 2008 in accordance with FASB ASC Topic 718. Amounts previously reported for fiscal 2010, fiscal 2009 and fiscal 2008 were also restated to reflect immaterial differences in the calculation of the grant date fair value. The assumptions and methodology used to calculate the grant date fair value for the options are in Note 3 of the accompanying audited Consolidated Financial Statements. In connection with the Merger, the options granted in August 2010 to the Pre-Merger NEOs were accelerated and converted into the right to receive cash on the Merger Date.

(5)	The amounts reported in this column reflect compensation earned for the Transition Period, fiscal 2010, fiscal 2009 and fiscal 2008 under the RSIP. During fiscal 2010, fiscal 2009 and fiscal 2008, we paid cash incentives under the RSIP in the fiscal year following the fiscal year in which they were earned. During the Transition Period, all bonus-eligible employees, including the Pre-Merger NEOs, received their annual bonus for fiscal 2011 pro rated for the portion of the fiscal year that occurred prior to the Merger Date, calculated at the target level of performance, on the Merger Date. The Compensation Committee decided not to pay a bonus under the RSIP for the period beginning on the Merger Date and ending on December 31, 2010.

(6)	This column includes the Transition Period perquisites described below in the Transition Period Perquisites Table. This column also includes severance payments for Messrs. Fallon and Smith, consulting fees for Mr. Smith, expatriate benefits for Mr. Fitzpatrick, life insurance premiums, dividend payments and dividend equivalents as described in Footnote 4 to the Transition Period All Other Compensation Table, the Company’s matching and performance-based contributions to the Company’s 401(k) plan and ERP, as described below in the Transition Period All Other Compensation Table.

(7)	Mr. Hees was appointed as CEO on November 4, 2010. Mr. Chidsey served as Chairman and CEO through October 19, 2010. Mr. Fitzpatrick was appointed EVP, Global Operations on October 25, 2010 and, on February 28, 2011, assumed the role of EVP, Chief Brand and Operations Officer. Mr. Fallon served as EVP and President of North America until November 30, 2010. Mr. Smith served as EVP, Global Human Resources Officer until October 19, 2010. He provided consulting services to the Company from October 20, 2010 through October 29, 2010 and received $18,321.90 in consulting fees, which are included in All Other Compensation for the Transition Period.

(8)	Messrs. Hees and Fitzpatrick and Ms. Franco became Named Executive Officers in the Transition Period. Since they were not NEOs in fiscal 2010, fiscal 2009 and fiscal 2008, the Summary Compensation Table only includes their compensation for the Transition Period.

(9)	The exchange rates used for Mr. Fitzpatrick’s expatriate benefits for the Transition Period which were paid in Swiss Francs are based on the one day average historical rate as found on OANDA.com on December 31, 2010 as follows: 1 CHF = 1.06288 USD.

Employment Agreements

We have employment agreements in place with John W. Chidsey, our former CEO, and Ben K. Wells, our former CFO, Anne Chwat, our EVP, General Counsel and Secretary, and Jonathan Fitzpatrick, our EVP, Chief Brand and Operations Officer. Messrs. Chidsey and Wells and Ms. Chwat will remain employees of the Company until the end of the Executive Transition Period, at which time their employment will terminate and they will be entitled to the severance payments and benefits set forth in their respective employment agreement, as amended. Prior to her departure, we had an employment agreement in place with Natalia Franco, our former Chief Global Marketing Officer. The terms of these employment agreements are discussed below.

Employment Agreement with Mr. Chidsey

We initially entered into an employment agreement with Mr. Chidsey to serve as our Chief Executive Officer on April 6, 2006, which was amended on December 16, 2008 and further amended on April 1, 2010 and September 1, 2010. Pursuant to the amendment to the employment agreement entered into on September 1, 2010 in connection with the Merger, the Company agreed to employ Mr. Chidsey for a six month period commencing on the Merger Date and ending on April 18, 2011 (the “Executive Transition Period”) and to pay Mr. Chidsey the pro rata bonus at target on the Merger Date and the transition bonus described above under “Compensation Committee Role in Connection with Merger Related Compensation”. In addition, during the Executive Transition Period, Mr. Chidsey is entitled to receive his base salary, a pro rata bonus at target based on the number of days employed during the Executive Transition Period to be paid within five days following the end of the Executive Transition Period, and the various benefits described in the employment agreement, each as in effect immediately prior to the Merger Date, subject to his continued employment through the end of the Executive Transition Period. Pursuant to his employment agreement, Mr. Chidsey receives an annual salary of $1,042,875. The employment agreement provides that Mr. Chidsey’s target annual cash bonus opportunity is 100% of his base salary. Mr. Chidsey is also entitled to receive an annual perquisite allowance of $63,500, private charter jet usage for business travel (and up to $100,000 per year for personal use) and personal use of a car service. Additional information regarding Mr. Chidsey’s private charter jet usage and car service is set forth in the Transition Period Perquisites Table.

Following the Executive Transition Period, Mr. Chidsey’s employment will terminate, and he will be entitled to receive an amount equal to six times his base salary and three times the annual amount of his annual perquisites allowance. Except for the “Safe Harbor Amount” discussed below, the severance amount will be payable over a period of six months on our regular payroll dates, commencing on the first business day immediately following the six month anniversary of the termination date and ending on the one year anniversary of the termination date. The portion of the severance equal to two times the lesser of (1) the sum of Mr. Chidsey’s “annualized compensation” within the meaning of Section 409A of the Internal Revenue Code and (2) the maximum amount that may be taken into account under a qualified plan pursuant to Section 401(a)(17) of the Internal Revenue Code (the “Safe Harbor Amount”) is payable two days following Mr. Chidsey’s termination date. Mr. Chidsey will also be entitled to continued coverage under BKC’s medical, dental and life insurance plans for him and his eligible dependents during the three-year period following termination. If Mr. Chidsey’s employment is terminated during the Executive Transition Period other than for cause or his voluntary termination without good reason, in addition to the severance payments and benefits under his employment agreement, Mr. Chidsey will receive the remaining cash compensation that would have been paid to him had he performed the services through the end of the Executive Transition Period. If any payments due to Mr. Chidsey in connection with a change in control would be subject to an excise tax, we will provide Mr. Chidsey with a related tax gross-up payment, unless a reduction in Mr. Chidsey’s payments by up to 10% would avoid the excise tax.

Employment Agreement with Mr. Wells and Ms. Chwat

We are party to employment agreements with Mr. Wells and Ms. Chwat dated December 8, 2008, as amended on September 1, 2010. Pursuant to their respective employment agreement amendments entered into on September 1, 2010 in connection with the Merger, the Company agreed to employ Mr. Wells and Ms. Chwat for the Executive Transition Period and to pay them their pro rata bonus at target and respective transition bonus on the Merger Date described above under “Compensation Committee Role in Connection with Merger Related Compensation”. In addition, during the Executive Transition Period, each of Mr. Wells and Ms. Chwat are entitled to receive his or her base salary, a pro rata bonus at target based on the number of days employed during the Executive Transition Period to be paid within five days following the end of the Executive Transition Period, and the various benefits described in his or her employment agreement, each as in effect immediately prior to the Merger Date, subject to his or her continued employment through the end of the Executive Transition Period. The employment agreement provides that the target annual cash bonus opportunity for Mr. Wells and Ms. Chwat is 70% of base salary.

Following the Executive Transition Period, the employment of Mr. Wells and Ms. Chwat will terminate, and they will be entitled to receive their current base salary and perquisite allowance for one year and continued coverage for two years under BKC’s medical, dental and life insurance plans for the executive and his or her eligible dependents. Except for the “Safe Harbor Amount” discussed above, which is payable within two days following the termination date, the severance amount will be payable in equal installments over a six-month period beginning on the first business day following the six month anniversary of the termination date and ending on the one year anniversary of the termination date. If the executive’s employment is terminated during the Executive Transition Period other than for cause or his or her voluntary termination without good reason, in addition to the severance payments and benefits under his or her employment agreement, the executive will receive the remaining cash compensation that would have been paid to him or her had he or she performed the services through the end of the Executive Transition Period. Mr. Wells and Ms. Chwat are entitled to receive outplacement services upon termination of employment without cause or for good reason.

Employment Agreement with Mr. Fitzpatrick

We have entered into a one-year employment agreement with Mr. Fitzpatrick. Mr. Fitzpatrick’s employment agreement automatically extends for an additional one-year period and will continue to be so extended unless BKC provides notice of non-renewal at least 90 days prior to the expiration of the relevant period. Pursuant to his employment agreement, Mr. Fitzpatrick is eligible to receive an annual base salary of $350, 000 which is subject to increase by the Compensation Committee, in its sole discretion. Mr. Fitzpatrick was not eligible to receive a cash bonus for the period commencing on the Merger Date and ending on December 31, 2010 due to the Compensation Committee’s decision that the Company would not pay a cash bonus under the RSIP during this period.

Commencing January 1, 2011, Mr. Fitzpatrick is eligible to receive a performance-based annual cash bonus with a target payment equal to 120% of his annual base salary if we achieve the target performance goals set by the Compensation Committee and Mr. Fitzpatrick achieves his individual management business objectives for a particular fiscal year in accordance with the terms of our annual bonus program. The employment agreement further provides for an option grant having an aggregate grant date fair value of $2 million, which option grant was made on February 3, 2011.

Pursuant to his employment agreement, if BKC terminates Mr. Fitzpatrick’s employment without cause or if he terminates his employment with good reason (as defined in the agreement), he will be entitled to receive an amount (the “Severance Amount”) equal to two times the sum of current base salary and target annual bonus for the year of termination and continued coverage for two years under BKC’s medical, dental and life insurance plans for him and his eligible dependents. The lesser of the Safe Harbor Amount (as defined above) and one-quarter of the Severance Amount will be paid in installments during the period commencing on the 61st day following termination and ending four months thereafter, with the first installment in an amount equal to the payments due for the first 60 days following termination and the remainder in substantially equal installments over the remaining four-month period. The balance of the Severance Amount will be paid in equal installments during the period commencing on the first business day following the six-month anniversary of the termination date and ending on the second anniversary of the termination date. At the discretion of BKC’s Chief Human Resources Officer, Mr. Fitzpatrick will receive outplacement services upon termination of employment.

If Mr. Fitzpatrick’s employment terminates upon his death or if the Company terminates as a result of his disability (as defined in the employment agreement), the Company will pay to Mr. Fitzpatrick (or, in the event of his death, to his estate), his pro rata bonus through the termination date the extent and when the Company pays the bonus for that year.

Employment Agreement with Ms. Franco

Until her employment terminated on March 10, 2011, the Company was party to an employment agreement with Ms. Franco. Pursuant to the terms of her employment agreement, as amended, Ms. Franco is entitled to receive an amount (the “Severance Amount”) equal to two times the sum of current base salary, prerequisite allowance and target bonus for the year of termination and continued coverage for two years under BKC’s medical, dental and life insurance plans for her eligible dependents. Ms. Franco’s target bonus is 120% of her base salary. The lesser of the Safe Harbor Amount (as defined above) and one-quarter of the Severance Amount will be paid in installments during the period commencing on the 61st day following termination and ending four months thereafter, with the first installment in an amount equal to the payments due for the first 60 days following termination and the remainder in substantially equal installments over the remaining four-month period. The balance of the Severance Amount will be paid in equal installments during the period commencing on the first business day following the six-month anniversary of the termination date and ending on the second anniversary of the termination date.

TRANSITION PERIOD ALL OTHER COMPENSATION TABLE

				Company
				Contributions to	Dividend
			Welfare	Retirement and	Equivalents	Expatriate
			Plans	401(k) Plans(3)	Earned	Benefits	Severance
Name	Year(1)	Perquisites ($)	(2)($)	($)	(4)($)	(5)($)	(6)($)	Total ($)

Bernardo Hees	2010	7,716	—	—	—	—	—	7,716
John W. Chidsey	2010	122,361	1,168	41,452	17,613	—	—	182,594
Ben K. Wells	2010	24,250	3,090	20,867	4,031	—	—	52,238
Anne Chwat	2010	24,250	1,557	18,961	2,523	—	—	47,291
Jonathan Fitzpatrick	2010	—	329	10,034	819	433,310	—	444,492
Natalia Franco	2010	131,973	1,007	14,373	897	—	—	148,250
Charles M. Fallon, Jr.	2010	22,385	1,083	19,499	2,573	—	1,845,077	1,890,617
Peter C. Smith	2010	24,542	2,051	14,146	2,354	—	485,591	528,684

(1)	Refers to the Transition Period.

(2)	Amounts in this column reflect life insurance premiums paid by us.

(3)	The amounts in this column represent Company matching contributions to the 401(k) plan and the ERP and the Company’s profit sharing contribution to the ERP for the Transition Period, as follows:

Company Matching Contributions to 401(k) and ERP and
Company Profit Sharing Contribution to ERP

	Transition Period
	Company Matching	Transition Period	Transition Period
	Contributions —	Company Matching	Profit Sharing
NEO	401(k) ($)	Contributions — ERP($)	Contribution — ERP ($)

Bernardo Hees	—	—	—
John W. Chidsey	—	28,880	12,572
Ben K. Wells	—	14,538	6,329
Anne Chwat	719	12,807	5,435
Jonathan Fitzpatrick	6,900	—	3,134
Natalia Franco	—	10,154	4,219
Charles M. Fallon, Jr.	1,568	11,904	6,027
Peter C. Smith	1,034	7,843	5,269

(4)	Quarterly dividends and dividend equivalents in the amount of $0.0625 per share were paid by the Company to record owners of shares, in the case of dividends, and accrued by the Company for the holders of vested and unvested restricted stock units, restricted stock and performance shares in the case of dividend equivalents, as of September 14, 2010 in the Transition Period. The amounts in this column represent accrued dividend equivalents earned on vested and unvested restricted stock units, restricted stock, performance shares and performance based restricted stock, as applicable, during the Transition Period. All Pre-Merger NEOs had restricted stock units, restricted stock, performance shares and performance based restricted stock settle during the period due to the Merger. Mr. Chidsey was paid $97,017; Mr. Wells was paid $11,594; Ms. Chwat was paid $10,094; Mr. Fitzpatrick was paid $3,373; Ms. Franco was paid $1,326; Mr. Fallon was paid $9,656; and Mr. Smith was paid $9,037, which represents dividends that accrued on these restricted stock units, restricted stock, performance shares and performance based restricted stock during the Transition Period.

(5)	This column represents expatriate benefits received by Mr. Fitzpatrick during the Transition Period in connection with his temporary assignment from the U.S. to Switzerland. Included in the total number is

$118,275 estimated Swiss individual income taxes, plus tax gross-up of $41,025. The amounts included in this column for housing assistance, estimated Swiss individual income taxes, cost of living allowance, the cost to the Company of Mr. Fitzpatrick’s car in Switzerland and home leave were paid in Swiss Francs and converted to U.S. dollars based upon the exchange rate described in Footnote 9 to the Transition Period Summary Compensation Table.

(6)	Includes severance amounts payable to Messrs. Fallon and Smith pursuant to their respective employment agreements, as amended, in connection with their termination of employment following the Merger. Also includes, for Mr. Smith, $18,321.90 received for consulting services provided to the Company from October 20, 2010 through October 29, 2010.

TRANSITION PERIOD PERQUISITES TABLE

Our NEOs received the following perquisites during the Transition Period:

		Perquisite	Personal	Auto Expenses/		Total
		Allowance	Travel	Car Service	Miscellaneous	Perquisites
Name	Year(1)	(2)($)	(3)($)	(4)($)	(5)($)	($)

Bernardo Hees	2010	—	—	—	7,716	7,716
John W. Chidsey	2010	31,750	89,287	1,324	—	122,361
Ben K. Wells	2010	24,250	—	—	—	24,250
Anne Chwat	2010	24,250	—	—	—	24,250
Jonathan Fitzpatrick	2010	—	—	—	—	—
Natalia Franco	2010	24,250	—	—	107,723	131,973
Charles M. Fallon, Jr.	2010	22,385	—	—	—	22,385
Peter C. Smith	2010	16,788	—	—	7,754	24,542

(1)	Refers to the Transition Period.

(2)	These perquisite allowances were paid to the NEOs other than Mr. Hees and Mr. Fitzpatrick in accordance with their respective employment agreements. Each such NEO uses the perquisite allowance at his or her discretion. The amount was calculated at an annual rate of $63,500 for Mr. Chidsey and $48,500 for Messrs. Wells, Fallon and Smith and Ms. Chwat and Ms. Franco.

(3)	Pursuant to his employment agreement, Mr. Chidsey is entitled to private charter jet usage for personal use of up to $100,000 per year. However, under his employment agreement, only hourly charges and fuel surcharges are to be considered for purposes of this $100,000 allowance. In accordance with SEC guidance, the amounts included in this column have been calculated utilizing the actual invoice amount, which we believe more accurately reflects the incremental cost to the Company for this perquisite. The aggregate incremental cost to the Company for Mr. Chidsey’s personal usage of the Company aircraft was $89,287, $13,976 of which was for spousal travel, for the Transition Period. Mr. Chidsey is fully responsible for all taxes associated with his personal use of the Company aircraft.

(4)	Mr. Chidsey is entitled to personal use of a car service, and the charges for this perquisite totaled $1,324. Mr. Chidsey is fully responsible for all taxes associated with this perquisite.

(5)	Represents relocation expenses for Mr. Hees and Ms. Franco and $7,754 gross-up on MICA for underreported taxes for Mr. Smith during the Company’s 2007 fiscal year.

TRANSITION PERIOD GRANTS OF PLAN-BASED AWARDS TABLE

										All Other		Grant
									All Other	Option	Exercise	Date
									Stock	Awards:	or Base	Fair
									Awards:	Number of	Price of	Value of
						Estimated Performance Shares Possible			Number of	Securities	Option	Stock and
			Estimated Possible Payouts Under			Payouts Under Equity Incentive			Shares or	Underlying	Awards	Option
	Grant	Approval	Non-Equity Incentive Plan Awards(2)			Plan Awards(3)			Units	Options	($/sh)	Awards
Name	Date	Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#)(4)	(#)(6)	(7)	($)(8)

Bernardo Hees	—	—	—	—	—	—	—	—	—	—	—	—
John W. Chidsey	8/25/2010	8/18/2010	521,438	1,042,875	2,085,750	—	59,558	119,116	59,558	339,502	17.51	4,129,523
Ben K. Wells	8/25/2010	8/18/2010	183,750	367,500	735,000	—	11,243	26,984	11,243	64,091	17.51	779,558
Ben K. Wells(5)	8/25/2010	7/19/2010	—	—	—	—	—	—	20,559	—	17.51	359,988
Anne Chwat	8/25/2010	8/18/2010	157,809	315,618	631,236	—	9,656	23,174	9,656	55,043	17.51	669,512
Jonathan Fitzpatrick	8/25/2010	8/18/2010	78,000	156,000	273,000	4,676	5,846	8,017	—	16,663	17.51	202,675
Natalia Franco	8/25/2010	8/18/2010	122,500	245,000	490,000	—	7,495	17,988	—	—	—	131,237
Charles M. Fallon, Jr.	8/25/2010	8/18/2010	175,000	350,000	700,000	—	10,708	25,698	10,708	61,039	17.51	742,449
Peter C. Smith	8/25/2010	8/18/2010	152,982	305,964	611,927	—	9,360	22,466	9,360	53,359	17.51	649,008

(1)	The Compensation Committee recommended and the Board approved the fiscal 2011 grants with a grant date of August 25, 2010 at meetings held on August 18, 2010.

(2)	The amounts reported in this column reflect possible payments based on fiscal 2011 performance under the RSIP at threshold, target and maximum performance levels, as approved by the Compensation Committee for the full fiscal year. The “Maximum” estimated possible payout reflects what a Pre-Merger NEO would earn if the Company met or exceeded its financial performance goals at the maximum level. In connection with the Merger, all bonus-eligible employees, including the Pre-Merger NEOs, received their pro rata annual bonus for fiscal 2011 through October 18, 2010, calculated at the target performance level, on the Merger Date. The actual amounts paid under the RSIP are the amounts reflected in the Non-Equity Incentive Plan Compensation column of the Transition Period Summary Compensation Table.

(3)	In August 2010, we made grants of option, restricted stock and performance share awards to each Pre-Merger NEO except Mr. Fitzpatrick. Mr. Fitzpatrick received an option grant and a grant of performance based restricted stock. The amounts reported under the “Threshold”, “Target” and “Maximum” columns above relate only to the performance share awards and, in the case of Mr. Fitzpatrick, performance based restricted stock award, made under our 2006 Omnibus Incentive Plan. The performance share awards granted to the Pre-Merger NEOs, other than Messrs. Chidsey and Fitzpatrick, were calculated as follows: the NEO’s current salary, multiplied by the target equity award as a percentage of base salary, adjusted by the NEO’s individual performance factor (which may result in an award adjustment of up to plus or minus 20%), divided by four, then divided by the closing stock price on the grant date. For Mr. Chidsey, the number of performance shares was calculated similarly; however, his percentage of base salary was not subject to adjustment based on his individual performance. The performance based restricted stock award granted to Mr. Fitzpatrick was calculated as follows: Mr. Fitzpatrick’s current salary, multiplied by the target equity award as a percentage of base salary, adjusted by his individual performance factor (which may result in an award adjustment of up to plus or minus 20%), divided by two, then divided by the closing stock price on the grant date. The actual number of performance shares and, in the case of Mr. Fitzpatrick, performance based restricted stock, granted is reflected in the “Target” column above. Based on decisions made by the Compensation Committee at the time of the grant, but for the Merger, the Pre-Merger NEOs would have received the number of performance shares (and, in the case of Mr. Fitzpatrick, performance based restricted stock) reflected in the “Target” column above if the Company had achieved its target PBT for fiscal 2011. The number of performance shares that would have been earned by the Pre-Merger NEOs other than Mr. Fitzpatrick at the end of the one-year performance period would then have been subject to a decrease of up to 100% for all NEOs if the Company had achieved PBT between the “Threshold” and “Target” levels or an increase of up to 200% for all NEOs if the Company had achieved PBT between the “Target” and “Maximum” levels. Mr. Fitzpatrick’s performance based restricted stock were subject to a decrease of up to 20% and an increase of up to 20% for performance between the levels described in the preceding sentence. However, in connection with the Merger, the performance shares and performance based restricted stock were accelerated and converted into the right to receive cash at the target level of performance on the Merger Date.

(4)	The restricted stock awards granted in August 2010 were made under our 2006 Omnibus Incentive Plan. All of the Pre-Merger NEOs except for Mr. Fitzpatrick received restricted stock awards in August 2010. The restricted stock awards granted to these Pre-Merger NEOs, other than Mr. Chidsey, were calculated as follows: the NEO’s current salary, multiplied by the target equity award as a percentage of base salary, adjusted by the NEO’s individual performance factor (which may result in an award adjustment of up to plus or minus 20%), divided by four, then divided by the closing stock price on the grant date. For Mr. Chidsey, the number of shares of restricted stock was calculated similarly; however, his percentage of base salary was not subject to adjustment based on his individual performance. In connection with the Merger, these restricted stock awards were accelerated and converted into the right to receive cash on the Merger Date.

(5)	On July 19, 2010, the Compensation Committee approved a special equity grant with a grant date of August 25, 2010 and an aggregate grant date fair value of $360,000 for Mr. Wells. The grant consisted of restricted stock that was scheduled to vest ratably on the anniversary of the grant date over a three-year period. The equity grant was converted into cash and paid to Mr. Wells on the Merger Date.

(6)	The option awards granted in August 2010 were made under our 2006 Omnibus Incentive Plan. The options awarded to the Pre-Merger NEOs, other than Mr. Chidsey, were calculated as follows: the NEO’s current salary, multiplied by the target equity award as a percentage of base salary, adjusted by the NEO’s individual performance factor (which may result in an award adjustment of up to plus or minus 20%), divided by two, then divided by the economic value of our stock on the grant date, which was $6.14 per share. For Mr. Chidsey, the number of options was calculated similarly; however, his percentage of base salary was not subject to adjustment based on his individual performance. In connection with the Merger, these option awards were accelerated and converted into the right to receive cash on the Merger Date.

(7)	Reflects the closing price of our common stock on the NYSE on August 25, 2010, the fiscal 2011 annual equity grant date.

(8)	The amounts reflect the fair market value of (1) the probable payout of performance shares, and (2) the restricted stock and options awarded (which were not subject to any increase or decrease based on individual or Company performance) on August 25, 2010 (the grant date).

TRANSITION PERIOD EXERCISES AND STOCK VESTED TABLE

	Option Awards(3)
	Number of Shares		Stock Awards(3)
	Acquired on	Value Realized on	Number of Shares	Value Realized
	Exercise	Exercise	Acquired on	on Vesting
Name	(#)	(1)($)	Vesting (#)	(2)($)

Bernardo Hees	—	—	—	—
John W. Chidsey	2,091,404	20,737,660	465,080	9,856,649
Ben K. Wells	445,902	2,108,630	82,846	1,863,646
Anne Chwat	238,410	1,756,262	70,748	1,481,688
Jonathan Fitzpatrick	62,139	339,467	21,122	452,493
Natalia Franco	37,339	181,468	14,352	344,448
Charles M. Fallon, Jr.	428,184	2,325,232	57,413	1,267,615
Peter C. Smith	216,805	1,370,313	67,493	1,406,958

(1)	Represents amounts received by the Pre-Merger NEOs in connection with the cash-out of options on the Merger Date. In connection with the Merger, all options granted to the Pre-Merger NEOs were accelerated and converted into the right to receive an amount in cash equal to the excess of $24 over the exercise price of the options, multiplied by the number of shares of common stock underlying the options. The amounts set forth under the “Value Realized on Exercise” column are calculated based on the difference between the actual exercise prices underlying the related options, as opposed to the weighted average exercise price per share. The converted options had a weighted average exercise price per share of $17.05.

(2)	Represents amounts received in connection with the cash-out of restricted stock and performance based restricted stock awards and performance shares on the Merger Date of $6,763,392 for Mr. Chidsey, $1,547,688

for Mr. Wells, $314,520 for Mr. Fitzpatrick, $988,056 for Mr. Fallon, $903,960 for Mr. Smith, $968,856 for Ms. Chwat and $344,448 for Ms. Franco, all at $24 per share, in connection with the Merger, except for the following: 287,371 shares that vested on August 21, 2010 and August 27, 2010 where the closing market price was $16.45 and $17.21, respectively:

	Number of Shares		Closing Market
	Aquired on Vesting	Value Realized	Prices on Vesting
Name	(#)	on Vesting ($)	Date ($)

John W. Chidsey	80,071	1,317,168	16.45
John W. Chidsey	103,201	1,776,089	17.21
Ben K. Wells	18,359	315,958	17.21
Anne Chwat	13,145	216,235	16.45
Anne Chwat	17,234	296,597	17.21
Jonathan Fitzpatrick	3,854	66,327	17.21
Jonathan Fitzpatrick	4,163	71,645	17.21
Charles M. Fallon, Jr.	16,244	279,559	17.21
Peter C. Smith	13,608	223,852	16.45
Peter C. Smith	16,220	279,146	17.21

(3)	Pursuant to the Merger, 60% of the proceeds from the grants made on August 25, 2010 (as disclosed in the Transition Period Grants of Plan-Based Awards Table) to the Pre-Merger NEOs other than Mr. Peter C. Smith, were deposited into a trust account, and the remaining 40% was withheld for taxes. In the case of each of Mr. Wells and Ms. Chwat, the amounts in the trust are being released in six substantially equal installments on the first business day of each of the first six months following the Merger Date. In the case of Mr. Chidsey, 100% of the amounts in the trust will be released and remitted immediately after April 18, 2011. For Mr. Fitzpatrick, 25% of the portion of the trust account related to his stock options will be released on August 25, 2011, an additional 25% of the portion of the trust related to his stock options will be released on August 25, 2012 and the remaining balance will be released on the second anniversary of the Merger Date.

TRANSITION PERIOD NONQUALIFIED DEFERRED COMPENSATION TABLE

This table reports the Transition Period contributions by the Pre-Merger NEOs and the Company to the ERP and the aggregate account balances for the Pre-Merger NEOs. Details of the ERP are discussed in the CD&A. Further details for the Pre-Merger NEOs are provided in the Transition Period All Other Compensation Table.

	Executive	Company	Aggregate Earnings	Aggregate	Aggregate Balance
	Contributions in	Contributions in	in Stub Period	Withdrawals /	at Stub Period
Name	Stub Period($)	Stub Period($)(1)	Year($)(2)	Distributions ($)	Year-End ($)

Bernardo Hees	—	—	—	—	—
John W. Chidsey	28,880	41,452	162,774	—	1,083,684
Ben K. Wells	14,538	20,867	30,031	—	264,761
Anne Chwat	12,807	18,242	104,158	—	541,967
Jonathan Fitzpatrick	—	3,134	1,992	—	82,600
Natalia Franco	10,154	14,373	52	—	30,199
Charles M. Fallon, Jr.	67,092	17,932	149,248	—	913,906
Peter C. Smith	7,843	13,112	91,776	—	548,366

(1)	Includes the pro rata ERP profit-sharing contribution paid to the Pre-Merger NEOs at the target performance level on the Merger Date for the period beginning on July 1, 2010 and ending on October 18, 2010 as follows: Mr. Chidsey, $12,572; Mr. Wells, $6,329; Ms. Chwat, $5,435; Mr. Fitzpatrick, $3,134; Ms. Franco, $4,219; Mr. Fallon, $6,027 and Mr. Smith, $5,269.

(2)	All amounts deferred by each Pre-Merger NEO, or credited to his or her account by us, earned interest at a rate that reflects the performance of investment funds that the NEO selected from a pool of funds. Each NEO may change his or her selections at any time, subject to any individual fund restrictions.

TRANSITION PERIOD POTENTIAL PAYMENTS UPON TERMINATION
OR CHANGE IN CONTROL TABLE

The potential payments and benefits that would be provided to the NEOs that were employed on December 31, 2010 as a result of certain termination events are set forth in the table below. Calculations for this table are based on the assumption that the termination took place on December 31, 2010 and that payments were made in accordance with each NEO’s employment agreement. Information regarding severance payments to Mr. Fallon and Mr. Smith, whose employment terminated before December 31, 2010, pursuant to the terms of their employment agreements is included in the Transition Period All Other Compensation Table. Since Mr. Hees does not have an employment agreement or other arrangement with the Company pursuant to which he would receive payments or benefits upon termination or change in control, he is not included in the table below.

As a condition to receiving any severance payments and benefits, the NEO must sign a separation agreement and release in a form approved by the Company.

			Termination w/o
		Termination w/o	Cause or for Good
		Cause or for Good	Reason After Change	Death and
		Reason	in Control	Disability
Name	Benefit	($)(1)	($) (2)(3)(4)	($)(5)

John W. Chidsey	Salary(6)	—	6,257,250	—
	Bonus	—	520,009	—
	Value of Benefits Continuation	—	90,000	—
	Perquisite Allowance(7)	—	190,500	—
	Outplacement Services(8)	—	n/a	—
	Total	—	7,057,759	—
Ben K. Wells	Salary(6)	—	525,000	—
	Bonus	—	172,674	—
	Value of Benefits Continuation	—	60,000	—
	Perquisite Allowance(7)	—	48,500	—
	Outplacement Services(8)	—	28,500	—
	Total	—	834,674	—
Anne Chwat	Salary(6)	—	450,883	—
	Bonus	—	157,377	—
	Value of Benefits Continuation	—	60,000	—
	Perquisite Allowance(7)	—	48,500	—
	Outplacement Services(8)	—	28,500	—
	Total	—	745,260	—
Jonathan Fitzpatrick	Salary(6)	700,000	700,000	n/a
	Bonus	840,000	840,000	420,000
	Value of Benefits Continuation	26,956	60,000	n/a
	Perquisite Allowance(7)	n/a	n/a	n/a
	Outplacement Services(8)	28,500	28,500	n/a
	Total	1,595,456	1,628,500	n/a
Natalia Franco	Salary(6)	—	800,000	—
	Bonus	—	960,000	—
	Value of Benefits Continuation	—	60,000	—
	Perquisite Allowance(7)	—	97,000	—
	Outplacement Services(8)	—	28,500	—
	Total	—	1,945,500	—

(1)	If Mr. Fitzpatrick is terminated without cause (as such term is defined in his employment agreement), he will be entitled to receive (i) two times his then current base salary and target annual bonus for the year of termination (the “Severance”), and (ii) continued coverage for two years under our medical, dental and life insurance plans for him and his eligible dependents. Additionally, Mr. Fitzpatrick will receive these benefits if his employment is terminated for good reason (as such term is defined in his employment agreement).

(2)	Since a change in control has occurred as a result of the Merger, the amounts on this table for all NEOs other than Mr. Fitzpatrick reflect only payments that will be made upon termination without cause or for good reason after a change in control. A change in control, without a termination of employment, will not in itself trigger any severance payments.

(3)	The Company agreed to employ Messrs. Chidsey and Wells and Ms. Chwat for a six-month period commencing on the Merger Date and ending on April 18, 2011 (the “Executive Transition Period”). Following the end of the Executive Transition Period, the employment of Messrs. Chidsey and Wells and Ms. Chwat will terminate, and they will receive the amounts included herein pursuant to their respective employment agreements, as amended. Mr. Wells and Ms. Chwat will also be entitled to receive continued coverage for two years under our medical, dental and life insurance plans for these executives and their eligible dependents. Mr. Chidsey will be entitled to such continued coverage for three years following the end of the Executive Transition Period. For more information, see the “Employment Agreements” section following the Transition Period Summary Compensation Table.

(4)	As Ms. Franco’s employment was terminated on March 10, 2011, the amounts included above reflect a termination without cause after a change in control. Pursuant to her employment agreement, Ms. Franco will receive (i) two times the sum of her current base salary, perquisite allowance and annual target bonus for the fiscal year ending December 31, 2011, and (ii) continued coverage for two years under our medical, dental and life insurance plans for her and her eligible dependents.

(5)	If Mr. Fitzpatrick dies or becomes disabled, Mr. Fitzpatrick is entitled to receive a prorated bonus through the termination date to the extent and when we pay the bonus for that year. The term “disability” is defined in Mr. Fitzpatrick’s employment agreements as a physical or mental disability that prevents or would prevent the performance by Mr. Fitzpatrick of his duties under the employment agreement for a continuous period of six months or longer.

(6)	Pursuant to the terms of the respective NEO’s employment agreement, each NEO has agreed to non-competition, non-solicitation and confidentiality restrictions that last for two years after termination. If the NEO breaches any of these covenants, we will cease providing any severance and other benefits to him or her, and we have the right to require him or her to repay any severance amounts already paid. In addition, as a condition to receiving the separation benefits, each NEO must sign a separation agreement and release in a form approved by us, which includes a waiver of all potential claims.

(7)	The perquisites allowance will be paid to the NEO during the relevant severance period specified in Footnotes 3 and 4 above.

(8)	Each NEO, other than Mr. Chidsey, is entitled to receive outplacement services upon termination of employment without cause or for good reason. As of December 31, 2010, eligible NEOs are entitled to receive outplacement services from our third party service provider for up to one year, which is currently valued at $28,500.

DIRECTOR COMPENSATION

Pre-Merger Compensation Program.  Under our director compensation program in effect prior to the Merger, each non-management director received an annual deferred stock award with a grant date fair value of $85,000 on the date of our annual shareholders’ meeting. The annual deferred stock grant vested in quarterly installments over a 12 month period. No annual deferred stock award was granted to the non-management directors during the Transition Period. In addition, the non-management directors received an annual retainer of $65,000. The lead director received an additional annual cash retainer of $25,000. The chair of the Audit Committee received an additional $20,000 fee and the chairs of the Compensation Committee and the Nominating and Corporate

Governance Committee each received an additional $10,000 fee. Directors had the option to receive their annual retainer and their chair fees either 100% in cash or 100% in shares of deferred stock. Directors who elected to receive their annual retainer and chair fees in shares of deferred stock for the 2010 calendar year made their elections prior to January 1, 2010. These awards were typically made on the date of our annual shareholders’ meeting. However, as a result of the Merger, directors who elected to receive their 2010 calendar year annual retainer and/or chair fees in deferred stock received a cash payment in the full amount of the annual retainer and/or chair fees. In addition, all deferred stock grants, whether the annual grant or deferred stock granted in lieu of a cash retainer or chair fees, were settled as of the Merger Date.

No separate committee fees were paid and no compensation was paid to management directors for Board or committee service. All directors or their employers, in the case of the Sponsor directors, were reimbursed for reasonable travel and lodging expenses incurred by them in connection with attending Board and committee meetings.

TRANSITION PERIOD DIRECTOR COMPENSATION TABLE

	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	(1) ($)	($)(2)	($)

Richard W. Boyce	65,000	1,563	66,563
David A. Brandon	65,000	1,563	66,563
Ronald M. Dykes	97,500	1,495	98,995
Peter R. Formanek	32,500	1,094	33,594
Manuel A. Garcia	65,000	1,442	66,442
Sanjeev K. Mehra	75,000	1,530	76,530
Stephen G. Pagliuca	75,000	300	75,300
Brian T. Swette	65,000	1,892	66,892
Kneeland C. Youngblood	32,500	1,094	33,594

(1)	As a result of the Merger, all board service fees for calendar 2010 were paid in cash. Those directors who elected to receive their annual retainer and chair fees in deferred stock for calendar 2010 received a cash payment in the amount of their retainer and chair fees for all of calendar 2010 during the Transition Period.

(2)	Quarterly dividends in the amount of $0.0625 per share were paid by the Company to shareholders of record as of September 14, 2010. The amounts reflected in this column represent dividend equivalents accrued on vested and unvested deferred stock issued by the Company to the directors during the Transition Period.

Post-Merger Compensation Program.  Under our director compensation program currently in effect, each non-management director other than Mr. Alexandre Behring, a co-Chairman of the Board, is entitled to receive a one-time option grant with a value of $500,000, and $1,000,000 in the case of Mr. Behring. For this purpose, Messrs. Chidsey and Hees are considered management directors and are not entitled to receive any compensation for Board or committee service. The options will vest 100% on October 19, 2015. In addition, non-management directors other than Mr. Behring are entitled to receive an annual retainer of $50,000, and Mr. Behring is entitled to receive an annual retainer of $100,000. Each member of the Audit Committee, Compensation Committee and Executive Committee is entitled to receive a committee fee of $10,000. Non-management directors will have the opportunity to elect to defer their annual retainer and committee fee and, in lieu of the cash fees, to receive a grant of restricted stock units with a value of two times the foregone fees. As of December 31, 2010, the non-management directors had received no compensation for their participation on the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following non-management directors currently serve on the Compensation Committee of the Board of Directors: Mr. Alexandre Behring, Mr. Carlos Alberto Sicupira and Mr. Marcel Herrmann Telles. No directors on the Compensation Committee are or have been officers or employees of the Company or any of its subsidiaries.

None of our executive officers served on the board of directors or compensation committee of another entity, one of whose executive officers served on the Company’s Board of Directors or its Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As a result of the Merger, the Parent owns all of our issued and outstanding capital stock. The Parent is wholly-owned by 3G. 3G Special Situations Partners, Ltd. serves as the general partner of 3G. 3G Capital Partners, L.P. is the parent of, and wholly owns, 3G Special Situations Partners, Ltd. 3G Capital serves as the general partner of 3G Capital Partners, L.P. Each of the Parent, 3G, 3G Special Situations Partners, Ltd., 3G Capital Partners, L.P. and 3G Capital may be deemed to beneficially own, and to have shared voting and dispositive power with respect to, all of our issued and outstanding shares of common stock. The address of each of the 3G entities is 3G Capital, Inc., 600 Third Avenue, 37th Floor, New York, New York 10016.

Mr. Behring is the managing director of 3G Capital, and Messrs. Behring, Hees, Sicupira and Telles are directors of 3G Capital. A five member investment committee of 3G Capital is empowered to make decisions with respect to 3G Capital’s investments, including the Company, and therefore, no individual member of the committee is deemed to be the beneficial owner of the shares of the Company beneficially owned indirectly by 3G Capital. This investment committee has the power to vote, dispose of or sell all of the shares of the Company. Messrs. Behring, Sicupira and Telles are members of the committee and disclaim beneficial ownership of any shares beneficially owned by 3G Capital.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

In May 2007, our Board of Directors adopted a written related person transactions policy, which is administered by the Audit Committee. This policy applies to any transaction or series of related transactions or any material amendment to any such transaction involving a related person and the Company or any subsidiary of the Company. For purposes of the policy, “related persons” consist of executive officers, directors, director nominees, any shareholder beneficially owning more than 5% of the Company’s common stock, and immediate family members of any such persons. In reviewing related person transactions, the Audit Committee takes into account all factors that it deems appropriate, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No member of the Audit Committee may participate in any review, consideration or approval of any related person transaction in which the director or any of his immediate family members is the related person.

Peter Harf, a member of our Board, is the beneficial owner of Senior Notes in the principal amount of $2 million. Christina Harf, his wife, owns Senior Notes in the principal amount of $300,000. The interest rate on the Senior Notes is 9 7/8%, and no interest was paid on the Senior Notes during the Transition Period.

Steven M. Wiborg, Executive Vice President and President of North America, is a director and an owner of Aspen Holdings Group, LLC (“Aspen Holdings”). Each of two subsidiaries of Aspen Holdings leases a restaurant to BKC in Omaha, Nebraska and New Haven, Connecticut for a combined annual rental payment of $144,276.

Director Independence

Although the New York Stock Exchange (“NYSE”) listing standards, including the Independence Standards, no longer apply to us since we are a privately held company, the Board of Directors has applied the Independence Standards to determine the independence of our directors for purposes of this Form 10-K. Under the Independence Standards, a director qualifies as independent if the Board of Directors affirmatively determines that the director has no material relationship with us. While the focus of the inquiry is independence from management, the Board is required to broadly consider all relevant facts and circumstances in making an independence determination.

On February 2, 2011, our Board conducted evaluations of Alexandre Behring, John W. Chidsey, Paul J. Fribourg, Peter Harf, Bernard Hees, Carlos Alberto Sicupira and Marcel Herrmann Telles under the Independence Standards. With respect to Messrs. Behring, Fribourg, Harf, Sicupira and Telles, the Board affirmatively determined that none of these directors has a direct or indirect material relationship with us and that each satisfies the Independence Standards. The Board also determined that Messrs. Chidsey and Hees, as employees of the Company during the Transition Period, did not satisfy the Independence Standards.

In conducting its evaluations of Messrs. Behring, Sicupira and Telles, the Board considered their affiliation with 3G Capital and Messrs. Sicupira’s and Telles’ service on the Board of Directors of Anheuser-Busch InBev, a supplier to certain of our Whopper Bartm restaurants. In conducting its evaluation of Mr. Harf, the Board considered his affiliation with Anheuser-Busch InBev, where he serves as Chairman of the Board, his beneficial ownership of Senior Notes and his wife’s ownership of Senior Notes, as noted above. In conducting its evaluation of Mr. Fribourg, the Board considered his affiliation with BFG-WLF, LLC, a supplier to one of our Burger King franchisees in Latin America.

Since John Chidsey and Paul J. Fribourg serve on our Audit Committee, the Board also considered whether they satisfied the Audit Committee Independence Standards. As a result of this evaluation, our Board affirmatively determined that Mr. Fribourg is independent under the Audit Committee Independence Standards. Mr. Chidsey, our former Chief Executive Officer and an employee of the Company, is not independent under the Independence Standards or the Audit Committee Independence Standards.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees for professional services rendered by KPMG, LLC for the audit of our financial statements for the Transition Period and fees billed for other services rendered by KPMG for such period. There were no fees by KPMG for the Transition Period that would fall under the categories of “Tax Fees” or “All Other Fees”.

		Fiscal Year Ended
	Transition Period	June 30, 2010
	(In thousands)

Fee Category
Audit Fees(1)	$2,464	$3,267
Audit-Related Fees(2)	66	129
All Other Fees(3)	250	—

Total Fees	$2,780	$3,396

(1)	Annual audit fees primarily consist of fees for the audit of the consolidated financial statements and the review of the interim condensed quarterly consolidated financial statements. This category also includes fees for statutory audits required by the tax authorities of various countries and accounting consultations and research work necessary to comply with Public Company Accounting Oversight Board standards. In the fiscal year ended June 30, 2010, audit fees also included amounts related to the audit of the effectiveness of internal controls over financial reporting and attestation services.

(2)	Audit-Related Fees primarily consist of the fees for financial statement audits of our marketing fund and gift card subsidiary.

(3)	Other Fees primarily consist of fees for the work associated with disclosure documents.

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

All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm for the Transition Period were approved by the full Audit Committee or approved by the chairman of the Audit Committee consistent with the policy described above.

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

(3)	Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number		Description	Where Found

3.1		Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
3.2		Bylaws of Burger King Holdings, Inc.	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
4.1		Indenture, dated October 19, 2010, between Blue Acquisition Sub, Inc. and Wilmington Trust FSB, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
4.2		Supplemental Indenture, dated October 19, 2010, among Blue Acquisition Sub, Inc., Burger King Corporation, Burger King Holdings, Inc., Wilmington Trust FSB, as trustee, and the subsidiary guarantors party thereto	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
4.3		Form of 9 7/8% Senior Notes due 2018 (included in Exhibit 4.2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
10	.10†	Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)
10	.11†	Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)
10	.12†	Burger King Corporation Fiscal Year 2006 Executive Team Restaurant Support Incentive Plan	Incorporated herein by reference to the Burger King Holdings, Inc. Registration Statement on Form S-1 (File No. 333-131897)
10	.27†	Employment Agreement between Peter C. Smith and Burger King Corporation, dated as of April 20, 2006	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)
10	.30†	Restricted Stock Unit Award Agreement between Burger King Holdings, Inc. and John W. Chidsey, dated as of May 2006	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)
10	.31†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)

Exhibit
Number		Description	Where Found

10	.32†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Equity Incentive Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)
10	.33†	Form of Option Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)
10	.34†	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)
10	.35†	Form of Performance Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2006
10	.36†	Form of Retainer Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2006
10	.37†	Form of Annual Deferred Stock Award Agreement for Directors under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2006
10	.38†	Employment Agreement between Anne Chwat and Burger King Corporation dated as of April 20, 2006	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q dated February 2, 2007
10	.40†	Burger King Savings Plan, including all amendments thereto	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-144592)
10	.44†	Form of Performance Award Agreement for Restricted Stock Units	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 26, 2007
10	.45†	Option Award Agreement between Burger King Holdings, Inc. and Charles M. Fallon, Jr. dated June 6, 2006	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 5, 2008
10	.46†	Option Award Agreement between Burger King Holdings, Inc. and Charles M. Fallon, Jr. dated June 6, 2006	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 5, 2008
10	.47†	Form of Restricted Stock Unit Agreement under Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2008
10	.48†	Employment Agreement between BK AsiaPac, Pte.Ltd. and Peter Tan dated March 5, 2008	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2008
10	.49†	Employment Agreement dated August 22, 2006 between Peter Robinson and Burger King Corporation	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2008
10	.50†	Assignment Letter dated August 22, 2006 among Peter Robinson, Burger King Corporation and Burger King Europe GmbH	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2008
10	.51†	Amended and Restated Employment Agreement between John W. Chidsey and Burger King Corporation dated December 16, 2008	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed August 27, 2009
10	.52†	Amended and Restated Employment Agreement between Charles M. Fallon and Burger King Corporation dated December 8, 2008	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed August 27, 2009

Exhibit
Number		Description	Where Found

10	.54†	Amended and Restated Employment Agreement between Ben K. Wells and Burger King Corporation dated December 8, 2008	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed August 27, 2009
10	.55†	Form of Performance Award Agreement for Restricted Stock Units under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed August 27, 2009
10.56		Form of Performance Award Agreement for Performance Based Restricted Stock under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed August 27, 2009
10.57		First Amendment to Employment Agreement dated as of September 30, 2009 between Burger King Corporation and Peter Robinson	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed November 2, 2009
10.58		Separation Agreement and General Release dated November 5, 2009 between Burger King Corporation and Russell B. Klein	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed February 5, 2010
10	.59†	Amended and Restated Employment Agreement between John W. Chidsey and Burger King Corporation dated April 1, 2010	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed April 30, 2010
10	.60†	Form of Restricted Stock Award Agreement under the Burger King Holdings Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on August 26, 2010
10	.61†	Form of Restricted Stock Unit Award Agreement under the Burger King Holdings, Inc. 2006 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed on August 26, 2010
10	.62†	Amendment No. 1, dated as of September 1, 2010, to the Amended and Restated Employment Agreement by and between Burger King Corporation and John W. Chidsey, dated as of April 1, 2010	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010
10	.63†	Amendment No. 1, dated as of September 1, 2010, to the Amended and Restated Employment Agreement by and between Burger King Corporation and Ben Wells, dated as of December 8, 2008	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010
10	.64(a)†	Amended and Restated Employment Agreement by and between Burger King Corporation and Anne Chwat, dated as of December 8, 2008	Filed herewith
10	.64(b)†	Amendment No. 1, dated as of September 1, 2010, to the Amended and Restated Employment Agreement by and between Burger King Corporation and Anne Chwat, dated as of December 8, 2008	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010
10	.65†	Amendment No. 1, dated as of September 1, 2010, to the Amended and Restated Employment Agreement by and between Burger King Corporation and Peter Smith, dated as of December 8, 2008	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010

Exhibit
Number		Description	Where Found

10.66		Purchase Agreement, dated October 1, 2010, among Blue Acquisition Sub, Inc. and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
10.67		Joinder To Purchase Agreement, dated October 19, 2010, among Burger King Corporation, Burger King Holdings, Inc., and the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
10.68		Registration Rights Agreement, dated October 19, 2010, among Blue Acquisition Sub, Inc. J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
10.69		Joinder to Registration Rights Agreement, dated October 19, 2010, among Burger King Corporation, Burger King Holdings, Inc., and the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
10	.70(a)	Credit Agreement, dated as of October 19, 2010, among Burger King Holdings, Inc., Blue Acquisition Sub, Inc., Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
10	.70(b)	Amended and Restated Credit Agreement, dated as of February 15, 2011, among Burger King Holdings, Inc. and Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time	Filed herewith
10.71		Guarantee and Collateral Agreement, dated as of October 19, 2010, among Burger King Holdings, Inc., Blue Acquisition Sub, Inc., Burger King Corporation and the guarantors identified therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010
10	.72†	Separation Agreement and General Release dated October 20, 2010 between Burger King Corporation and Peter C. Smith	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2010
10	.73†	Amendment dated as of September 30, 2010 to the Amended and Restated Employment Agreement dated as of December 8, 2008 by and between Burger King Corporation and Charles M. Fallon	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2010

Exhibit
Number		Description	Where Found

10	.74†	Employment Agreement dated as of October 25, 2010 by and between Burger King Corporation and Jonathan Fitzpatrick	Filed herewith
10	.75†	Employment Agreement dated as of May 4, 2010 by and between Burger King Corporation and Natalia Franco, as amended on September 30, 2010 and October 25, 2010	Filed herewith
18.1		Preferability Letter	Filed herewith
21.1		List of Subsidiaries of the Registrant	Filed herewith
31.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ Bernardo Hees
Name:     Bernardo Hees

Title:	Chief Executive Officer and Director

Date: March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernardo Hees Bernardo Hees	Chief Executive Officer and Director	March 23, 2011

/s/ Daniel Schwartz Daniel Schwartz	Chief Financial Officer	March 23, 2011

/s/ David Chojnowski David Chojnowski	SVP, Chief Accounting Officer	March 23, 2011

/s/ Alexandre Behring Alexandre Behring	Co-Chairman	March 23, 2011

/s/ John W. Chidsey John W. Chidsey	Co-Chairman	March 23, 2011

/s/ Peter Harf Peter Harf	Director	March 23, 2011

/s/ Paul J. Fribourg Paul J. Fribourg	Director	March 23, 2011

/s/ Carlos Alberto Sicupira Carlos Alberto Sicupira	Director	March 23,2011

/s/ Marcel Herrmann Telles Marcel Herrmann Telles	Director	March 23, 2011

EXHIBIT INDEX

Exhibit
Number		Description

10	.64(a)†	Amended and Restated Employment Agreement by and between Burger King Corporation and Anne Chwat, dated as of December 8, 2008
10	.70(b)†	Amended and Restated Credit Agreement, dated as of February 15, 2011, among Burger King Holdings, Inc. and Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time

10	.74†	Employment Agreement dated as of October 25, 2010 by and between Burger King Corporation and Jonathan Fitzpatrick

10	.75†	Employment Agreement dated as of May 4, 2010 by and between Burger King Corporation and Natalia Franco, as amended on September 30, 2010 and October 25, 2010

18.1		Preferability Letter

21.1		List of Subsidiaries of the Registrant

31.1		Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement