Form 10-Q
period 2011-03-31
Burger King Holdings Inc
filed 2011-05-12
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 001-32875

BURGER KING HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-3095469
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

5505 Blue Lagoon Drive, Miami, Florida	33126
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 13, 2011, there were 100,000 shares of the Registrant’s Common Stock outstanding, all of which were owned by Burger King Capital Holdings, LLC, the Registrant’s parent holding company. The registrant’s Common Stock is not publicly traded.
*The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but is not subject to such filing requirements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information
Item 1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$267.1	$207.0
Trade and notes receivable, net	139.1	148.0
Prepaids and other current assets, net	173.6	159.2
Deferred income taxes, net	26.4	23.2

Total current assets	606.2	537.4

Property and equipment, net of accumulated depreciation of $57.9 million and $26.1 million, respectively	1,171.7	1,193.6
Intangible assets, net	2,976.8	2,931.9
Goodwill	529.0	529.9
Net investment in property leased to franchisees	138.2	140.0
Other assets, net	231.1	226.6

Total assets	$5,653.0	$5,559.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts and drafts payable	$75.2	$90.2
Accrued advertising	90.5	82.5
Other accrued liabilities	263.6	249.4
Current portion of long-term debt and capital leases	30.4	32.9

Total current liabilities	459.7	455.0

Long-term debt, net of current portion	2,689.4	2,652.0
Capital leases, net of current portion	62.7	63.7
Other liabilities, net	201.2	208.2
Deferred income taxes, net	744.5	725.5

Total liabilities	4,157.5	4,104.4

Commitments and Contingencies (Note 15)
Subsequent event (Note 18)

Stockholder’s equity:
Common stock, $0.01 par value; 200,000 shares authorized at March 31, 2011 and December 31, 2011; 100,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	1,563.5	1,563.5
(Accumulated deficit)/retained earnings	(112.4)	(105.6)
Accumulated other comprehensive income (loss)	44.4	(2.9)

Total stockholder’s equity	1,495.5	1,455.0

Total liabilities and stockholder’s equity	$5,653.0	$5,559.4

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Revenues:
Company restaurant revenues	$392.5	$439.2
Franchise revenues	132.2	129.9
Property revenues	27.3	27.8

Total revenues	552.0	596.9

Company restaurant expenses:
Food, paper and product costs	126.7	138.0
Payroll and employee benefits	120.0	138.2
Occupancy and other operating costs	110.8	113.3

Total company restaurant expenses	357.5	389.5

Selling, general and administrative expenses	109.2	117.8
Property expenses	17.9	15.2
Other operating (income) expense, net	5.0	(4.5)

Total operating costs and expenses	489.6	518.0

Income from operations	62.4	78.9

Interest expense	51.7	12.2
Interest income	(1.3)	(0.3)

Total interest expense, net	50.4	11.9
Loss on early extinguishment of debt	19.6	—

Income (loss) before income taxes	(7.6)	67.0
Income tax expense (benefit)	(0.8)	26.0

Net income (loss)	$(6.8)	$41.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(6.8)	$41.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40.5	27.5
Loss on early extinguishment of debt	19.6	—
Gain on hedging activities	—	(0.4)
Amortization of deferred financing cost and debt issuance discount	3.3	0.5
Loss on remeasurement of foreign denominated transactions	2.4	20.3
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	—	(2.8)
Impairment of non-restaurant properties	—	0.2
Bad debt expense, net of recoveries	—	0.1
Share-based compensation	0.2	4.3
Deferred income taxes	13.1	(1.7)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	11.6	(7.8)
Prepaids and other current assets	(10.3)	(3.7)
Accounts and drafts payable	(16.2)	(32.8)
Accrued advertising	6.6	12.3
Other accrued liabilities	8.2	25.0
Other long-term assets and liabilities	(6.2)	(4.8)

Net cash provided by operating activities	66.0	77.2

Cash flows from investing activities:
Payments for property and equipment	(9.7)	(26.3)
Proceeds from refranchisings, disposition of assets and restaurant closures	7.9	4.7
Payments for acquired franchisee operations, net of cash acquired	—	(12.8)
Return of investment on direct financing leases	2.0	2.2
Other investing activities	(0.1)	0.9

Net cash provided by (used for) investing activities	0.1	(31.3)

Cash flows from financing activities:
Proceeds from term debt	1,857.6	—
Repayments of term debt and capital leases	(1,844.0)	(17.0)
Borrowings under revolving credit facility	—	9.0
Repayments of revolving credit facility	—	(9.0)
Payment of financing costs	(23.1)	—
Dividends paid on common stock	—	(8.5)
Proceeds from stock option exercises	—	2.4
Excess tax benefits from share-based compensation	—	1.1

Net cash used for financing activities	(9.5)	(22.0)

Effect of exchange rates on cash and cash equivalents	3.5	(5.7)
Increase in cash and cash equivalents	60.1	18.2
Cash and cash equivalents at beginning of period	207.0	139.9

Cash and cash equivalents at end of period	$267.1	$158.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$29.5	$11.9
Income taxes paid	$6.6	$9.2

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$—	$0.2
Net investment in direct financing leases	$—	$4.3
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
     On September 2, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Burger King Worldwide Holdings, Inc., formerly known as Blue Acquisition Holding Corporation, a Delaware corporation (“Parent”) and Blue Acquisition Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Parent established as an acquisition vehicle for the purpose of acquiring the Company. In accordance with the terms of the Merger Agreement, on October 19, 2010 (the “Merger Date”), Merger Sub completed its acquisition of 100% of the Company’s equity (the “Acquisition”) and merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Parent is wholly-owned by 3G Special Situations Fund II, L.P. (“3G”), which is an affiliate of 3G Capital Partners, Ltd., a private equity investment firm based in New York (“3G Capital” or the “Sponsor”). The common stock of BKH ceased to be traded on the New York Stock Exchange after close of market on October 19, 2010 and BKH continues operations as a privately-held company. The Acquisition, Merger and related financing transactions are collectively referred to as the “Transactions”.
     On April 8, 2011, Parent transferred 100% of the stock of the Company to Burger King Capital Holdings, LLC, a Delaware limited liability company (“BKCH”), in exchange for membership interests in BKCH. As a result, BKCH became a wholly-owned subsidiary of Parent and the Company became a wholly-owned subsidiary of BKCH. See Note 18.
Note 2. Basis of Presentation and Consolidation
     The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in Part II, Item 8 of the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010 filed with the SEC on March 23, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
     The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     As discussed in Note 1, the Company was acquired by an affiliate of 3G Capital in a transaction accounted for as a business combination using the acquisition method of accounting. In addition, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50-S99-1 “Business Combinations — Related Issues” requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting.
     The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed as of March 31, 2011 and December 31, 2010 reflects various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income and non-income based taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the Merger Date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the Merger Date.

     Unless the context otherwise requires, all references to the “Successor” refer to Burger King Holdings, Inc. and all its subsidiaries, including BKC, for the period subsequent to the Acquisition. All references to “Predecessor” refer to Burger King Holdings, Inc. and all its subsidiaries, including BKC, for all periods prior to the Acquisition, which operated under a different ownership and capital structure. In addition, the Acquisition was accounted for under the acquisition method of accounting, which resulted in purchase price allocations that affect the comparability of results of operations for periods before and after the Acquisition.
     Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income.
Change in Fiscal Year End
     On November 5, 2010, the BKH Board of Directors approved a change in fiscal year-end from June 30 to December 31. The change became effective at the end of the quarter ended December 31, 2010.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Financial Statements and Notes to the Financial Statements. Management adjusts such estimates and assumptions when facts and circumstances dictate. Such estimates and assumptions may be affected by volatile credit, equity, foreign currency and energy markets, and declines in consumer spending. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
New Financial Accounting Standards Board (FASB) Updates Issued But Not Yet Adopted
     In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends ASC Topic 310 by requiring additional disclosures about the credit quality of financing receivables and the related allowance for credit losses. The disclosures required by this ASU are effective for non-public entities for annual reporting periods ending on or after December 15, 2011, which for the Company will be December 31, 2011. The amendments in this ASU will affect only disclosures and are not expected to have a significant impact on the Company.
     On December 20, 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU is a consensus of the FASB Emerging Issues Task Force (EITF) and requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for reporting units with zero or negative carrying amounts. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. If the entity determines that it is more likely than not that the goodwill is impaired, Step 2 should be performed. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any impairments occurring after initial adoptions should be included in earnings. The amendments in this ASU are effective for non-public entities for fiscal years, and interim periods, beginning after December 15, 2011, which for the Company will be January 1, 2012. Early adoption is not permitted. The Company has not yet determined the impact, if any, that the adoption of this ASU will have on the Company.

Note 3. Share-based Compensation
Successor
     On February 2, 2011, the Board of Directors of Parent approved and adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan generally provides for the grant of awards to employees, directors, consultants and other persons who provide services to Parent and its subsidiaries, with respect to an aggregate of 5,000 shares (5 million millishares or .001 of one full share) of common stock. The Omnibus Plan permits the grant of several types of awards with respect to the common stock, including stock options, restricted stock units, restricted stock and performance shares.
     On February 3, 2011, Parent granted options to purchase up to 3,634 shares (3,634,616 millishares) to key employees of BKC and its subsidiaries and members of the Board of Directors of Parent. The exercise price per millishare is $15.82, and the options vest 100% on October 19, 2015, provided the employee is continuously employed by BKC or one of its subsidiaries and the director remains on the board of Parent. The grant date fair value of the options granted was $1.96 per millishare and was estimated using the Black-Scholes option pricing model based on the following weighted-average input assumptions: exercise price of $15.82 per share; risk-free interest rate of 1.93%; expected term of 5.0 years; expected volatility of 35.0%; and expected dividend yield of zero. The compensation cost related to these granted options will be recognized ratably over the requisite service period.
     The Company recorded $0.2 million of share-based compensation expense in selling, general and administrative expenses for the three months ended March 31, 2011 as a result of the option grants described above. No stock options were exercised during the three months ended March 31, 2011.
     As a result of the Acquisition, the Predecessor’s unvested share-based compensation awards were accelerated to vest and, together with previously vested awards, were cancelled and settled in cash using the $24.00 purchase price per share of common stock paid by 3G in the Acquisition. Cash payments totaling $10.1 million related to certain equity grants made in August 2010 (the “August 2010 Equity Grants”) were put in trust for each employee, the proceeds of which are payable over a two-year period, subject to his or her continued employment on the applicable payment date. These amounts were recorded as deferred compensation cost and are classified as an asset (current and long term) at the Merger Date. As of March 31, 2011, $1.1 million of deferred compensation cost remains as an asset in the consolidated balance sheets as the Company’s recent restructuring plan resulted in the reduction of employees whose funds were held in trust. This amount will be amortized as compensation expense on a straight-line basis over the requisite service period of two years.
     In addition to the options granted, as described above, on March 1, 2011, Parent offered officers of the Company who had proceeds from the August 2010 Equity Grants deposited into trust a one-time opportunity, until April 19, 2011, to purchase millishares of common stock of Parent under the Omnibus Plan (“Investment Shares”) at a purchase price of $15.82 per millishare. Any officer who elects to purchase Investment Shares will also receive an option to purchase two millishares for each Investment Share purchased, at an exercise price of $15.82 per millishare. The options cliff vest on October 19, 2015. The grant date fair value of the options granted was the same as the option grants noted above and the valuation was also based on the Black-Scholes option pricing model using the same weighted-average input assumptions.
Predecessor
     The Predecessor recorded $4.3 million of share-based compensation expense for the three months ended March 31, 2010 in selling, general and administrative expenses. Excess tax benefits from stock options exercised of $1.1 million in the three months ended March 31, 2010 were reported as financing cash flows in the accompanying condensed consolidated statements of cash flows.

Note 4. Restaurant Acquisitions, Closures and Dispositions
     Acquisitions
     Restaurant acquisitions are summarized as follows:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions, except restaurant count)
Number of restaurants acquired	—	35
Prepaids and other current assets	$—	$4.0
Property and equipment, net	—	4.9
Goodwill and other intangible assets	—	6.4
Assumed liabilities	—	(2.5)

Total purchase price	$—	$12.8

     Closures and Dispositions
     Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and sales of Company restaurants to franchisees, referred to as “refranchisings,” and are recorded in other operating (income) expenses, net in the accompanying condensed consolidated statements of operations (See Note 14). Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.
     Closures and dispositions are summarized as follows:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions, except restaurant count)
Number of restaurant closures	7	5
Number of refranchisings	3	—
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$0.4	$(3.2)
Note 5. Prepaids and Other Current Assets, net
     Included in prepaids and other current assets, net, were prepaid expenses of $50.3 million and $38.7 million, inventories totaling $13.9 million and $15.6 million, foreign currency forward contracts of $6.9 million and $7.9 million, and refundable income taxes of $101.5 million and $85.9 million as of March 31, 2011 and December 31, 2010, respectively.

Note 6. Intangible Assets, net and Goodwill
     As a result of the Merger on the Merger Date, and the related application of acquisition accounting, the Company completed a preliminary valuation of the Brand and other identifiable intangible assets as of that date. As of March 31, 2011 and December 31, 2010, the Brand, the Company’s only intangible asset with an indefinite life, had a carrying value of $2.1 billion. As of March 31, 2011 and December 31, 2010, goodwill had a carrying value of $529.0 million and $529.9 million, respectively. The goodwill is attributable to preliminary acquisition accounting and will be allocated to reporting units upon completion of the fair value studies in 2011.
     The tables below present intangible assets subject to amortization:

	As of	As of
	March 31,	December 31,
	2011	2010
	(In millions)
Franchise agreements	$880.5	$859.4
Accumulated amortization	(16.8)	(7.2)

Total, Net	$863.7	$852.2

	As of	As of
	March 31,	December 31,
	2011	2010
	(In millions)
Favorable leases	$26.8	$26.8
Accumulated amortization	(1.2)	(0.7)

Total, Net	$25.6	$26.1

     The Company recorded amortization expense on intangible assets of $10.1 million during the three months ended March 31, 2011. The Predecessor recorded amortization expense on intangible assets of $1.9 million during the three months ended March 31, 2010.
     Franchise agreements and favorable leases have weighted average amortization periods of approximately 23 years and 12 years, respectively. The total intangible asset weighted average amortization period is approximately 23 years.

Note 7. Comprehensive Income
     The components of total comprehensive income are as follows:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net income (loss)	$(6.8)	$41.0

Translation adjustment	45.6	1.9

Net change in fair value of derivatives (1)	2.3	1.1
Amounts reclassified to earnings during the period from terminated caps/swaps (2)	(0.6)	(0.2)
Pension and post-retirement benefit plans (3)	—	0.5

Total other comprehensive income (loss)	47.3	3.3

Total comprehensive income (loss)	$40.5	$44.3

(1)	Amounts are presented net of tax of $1.6 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Amounts are presented net of tax of $0.4 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

(3)	The tax effect for the three-month period ended March 31, 2010 was not significant.
Note 8. Other Accrued Liabilities and Other Liabilities
     Included in other accrued liabilities (current), as of March 31, 2011 and December 31, 2010, were accrued payroll and employee-related benefits costs totaling $43.6 million and $34.4 million, respectively; accrued severance of $38.4 million and $46.8 million, respectively; interest payable of $36.1 million and $16.2 million, respectively; foreign currency forward contracts of $6.4 million and $7.6 million, respectively; gift card liabilities of $13.7 million and $17.4 million, respectively; and sales tax payable of $15.3 million and $12.6 million, respectively.
     Included in other liabilities (non-current), as of March 31, 2011 and December 31, 2010, were accrued pension liabilities of $58.8 million and $60.1 million, respectively; liabilities for unfavorable leases of $35.9 million and $38.6 million, respectively; casualty insurance reserves of $21.8 million and $22.3 million, respectively; retiree health benefits of $25.6 million and $25.1 million, respectively; deferred income of $13.1 million and $13.3 million, respectively; liability under the Executive Retirement Plan (the “ERP” liability) of $22.0 million and $25.6 million, respectively; and income tax payable of $13.3 million and $15.4 million, respectively.

Note 9. Long-Term Debt
     Long-term debt is comprised of the following:

		Principal		Interst rates (a)
		As of	As of
		March 31,	December 31,
				Three Months Ended
	Maturity dates	2011	2010	March 31, 2011
		(In millions)
Secured Term Loan — USD tranche (b)	2016	$1,596.0	$1,510.0	6.2%
Secured Term Loan — Euro tranche (b)	2016	282.7	334.2	6.4%
9 7/8 % Senior Notes	2018	800.0	800.0	10.3%
Deferred Premiums on interest rate caps — USD (See Note 11)	2016	40.8	42.4	2.5%
Deferred Premiums on interest rate caps — EUR (See Note 11)	2016	9.1	11.1	2.9%
Revolving Credit Facility	2015	—	—	N/A
Other	N/A	1.3	1.4

Total debt		2,729.9	2,699.1
Less: current maturities of debt		(24.4)	(27.0)

Total long-term debt		$2,705.5	$2,672.1

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and discount, as applicable, and in the case of the Company’s Secured Term Loans, the effect of interest rate caps.

(b)	Principal face amount herein is presented gross of a 1% discount of $14.8 million on the USD tranche and $1.3 million on the Euro tranche at March 31, 2011 and $16.8 million on the USD tranche and $3.3 million on the Euro tranche at December 31, 2010.
     Amended Credit Agreement
     On February 15, 2011, BKC entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time. Under the Amended Credit Agreement, the aggregate principal amount of secured term loans denominated in U.S. dollars was increased to $1,600.0 million and the amount of secured term loans denominated in Euros was reduced to €200.0 million (the “Term Loan Facility”). The Amended Credit Agreement also provides for a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit), the amount of which was unchanged by the February 15, 2011 amendment (the “Revolving Credit Facility”, together with the Term Loan Facility, the “Credit Facilities”).
     Under the Amended Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 2.25% for loans under the Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 3.25% for loans under the Revolving Credit Facility. Term Loan borrowings under the Amended Credit Agreement are subject to a LIBOR floor of 1.50%.

     In connection with the Amended Credit Agreement, the Company recorded a $19.6 million loss on early extinguishment of debt during the three months ended March 31, 2011.
     As of March 31, 2011, the Company had $26.0 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Company’s Revolving Credit Facility. As of March 31, 2011, no amounts had been drawn on any of these irrevocable standby letters of credit.
     The financial covenants, negative covenants, affirmative covenants, maturity dates, prepayment events and events of default, as described in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010, were unchanged by the February 15, 2011 amendment. As of March 31, 2011, the Company was in compliance with all covenants of the Amended Credit Agreement.
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
     The Senior Notes are general unsecured senior obligations of BKC that rank pari passu in right of payment with all existing and future senior indebtedness of BKC. The Senior Notes are effectively subordinated to all secured indebtedness of BKC (including the Credit Facilities) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of non-guarantor subsidiaries.
     The Senior Notes are guaranteed by BKH and all existing direct and indirect subsidiaries that borrow under or guarantee any indebtedness or indebtedness of another guarantor. Under certain circumstances, subsidiary guarantors may be released from their guarantees without the consent of the holders of the Senior Notes.
     The Senior Notes Indenture contains certain covenants that the Company must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, guarantees of indebtedness by subsidiaries and activities of BKH. As of March 31, 2011, the Company was in compliance with all covenants of the Senior Notes Indenture.
     Other
     The Company has lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $3.5 million and $3.3 million as of March 31, 2011 and December 31, 2010, respectively. There were $2.4 million and $1.2 million of guarantees issued against these lines of credit as of March 31, 2011 and December 31, 2010, respectively.

     Interest Expense
     Interest expense consists of the following:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Secured Term Loan — USD tranche	$21.1	$—
Secured Term Loan — Euro tranche	4.5	—
Interest Rate Caps — USD and Euro	0.3	—
9 7/8 % Senior Notes	19.8	—
Amortization on original debt issuance discount, deferred financing costs and other	3.6	6.2
Predecessor term loans (a)	—	3.5
Capital lease obligations	2.4	2.5

Total	$51.7	$12.2

(a)	The effective interest rate for the three month period ended March 31, 2010 for the Predecessor term loans was 4.7%.

Note 10. Fair Value Measurements
     Fair Value Measurements
     The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments and other investments, which consist of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan, as well as their location on the Company’s condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011				Fair Value Measurements at March 31, 2011
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices
					in Active	Significant
					Markets for	Other	Significant
	Prepaid and				Identical	Observable	Unobservable
	Other Current		Other Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	Other Assets	Liabilities	liabilities	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$1.0	$92.4	$—	$—	$—	$93.4	$—
Foreign currency forward contracts (liability)	—	—	(0.1)	—	—	(0.l )	—

Total	$1.0	$92.4	$(0.1)	$—	$—	$93.3	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(1.7)	$—	$—	$(1.7)	$—
Foreign currency forward contracts (asset)	6.9	—	—	—	—	6.9	—
Foreign currency forward contracts (liability)	—	—	(6.3)	—	—	(6.3)	—

Total	$6.9	$—	$(8.0)	$—	$—	$(1.1)	$—

Other investments:
Investments held in a rabbi trust	$—	$21.5	$—	$—	$21.5	$—	$—

Total	$—	$21.5	$—	$—	$21.5	$—	$—

	As of December 31, 2010				Fair Value Measurements at December 31, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
					Quoted Prices
					in Active	Significant
					Markets for	Other	Significant
	Prepaid and				Identical	Observable	Unobservable
	Other Current		Other Accrued	Other	Instruments	Inputs	Inputs
Description	Assets	Other Assets	Liabilities	liabilities	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$11.1	$80.0	$—	$—	$—	$91.1	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—

Total	$11.2	$80.0	$—	$—	$—	$91.2	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(2.6)	$—	$—	$(2.6)	$—
Foreign currency forward contracts (asset)	7.8	—	—	—	—	7.8	—
Foreign currency forward contracts (liability)	—	—	(7.6)	—	—	(7.6)	—

Total	$7.8	$—	$(10.2)	$—	$—	$(2.4)	$—

Other investments:
Investments held in a rabbi trust	$—	$22.2	$—	$—	$22.2	$—	$—

Total	$—	$22.2	$—	$—	$22.2	$—	$—

     The Company’s derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.
     At March 31, 2011, the fair value of the Company’s variable rate term debt and the Senior Notes was estimated at $2,723.5 million, compared to a carrying amount of $2,662.7 million. At December 31, 2010, the fair value of the Company’s variable rate term debt and the Senior Notes was estimated at $2,731.0 million, compared to a carrying amount of $2,624.1 million. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.
     Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. For the Company, these items primarily include long-lived assets, the Brand and other intangible assets.

Note 11. Derivative Instruments
     Disclosures about Derivative Instruments and Hedging Activities
     The Company enters into derivative instruments for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. The Company uses derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.
     Interest Rate Caps
     Following the Transactions, the Company entered into two deferred premium interest rate caps, one of which was denominated in U.S. dollars (notional amount of $1.5 billion) and the other denominated in Euros (notional amount of €250 million) (the “Cap Agreements”). The six year Cap Agreements are a series of 25 individual caplets that reset and settle on the same dates as the Term Loan Facility. The deferred premium associated with the Cap Agreements was $47.7 million for the U.S. dollar denominated exposure and €9.4 million for the Euro denominated exposure. In connection with the Amended Credit Agreement, the Company modified its interest rate cap denominated in Euros to reduce its notional amount by €50 million throughout the life of the caplets. Additionally, the Company entered into a new interest rate cap agreement denominated in U.S. dollars (notional amount of $90 million) with a strike price of 1.50% (the “New Cap Agreement”). The terms of the New Cap Agreement are substantially similar to those described above and the Cap Agreements were not otherwise revised by these modifications.
     Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above a strike price of 1.75% (1.50% for the New Cap Agreement), the Company will receive the net difference between the rate and the strike price. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment (plus interest) to the counterparty. If LIBOR/EURIBOR resets below the strike price no payment is made by the counterparty. However, the Company would still be responsible for the deferred premium and interest.
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
     Interest Rate Swaps
     The Predecessor entered into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Predecessor’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B-1 debt (the “Predecessor’s Term Debt”). Interest payments on the Predecessor’s Term Debt were made quarterly and the variable rate on the Predecessor’s Term Debt was reset at the end of each fiscal quarter. The interest rate swap contracts were designated as cash flow hedges and to the extent they were effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value were not included in current earnings but in accumulated other comprehensive income (AOCI) in the accompanying condensed consolidated balance sheets. These changes in fair value were subsequently reclassified into earnings as a component of interest expense each quarter as interest payments were made on the Predecessor’s Term Debt.
     In connection with the Transactions, interest rate swaps with a notional value of $500 million were terminated by counterparties. The remaining interest rate swaps that were not terminated by counterparties have a notional value of $75 million and remain classified as a liability on the Company’s condensed consolidated balance sheet as of March 31, 2011. Future fluctuations in the fair value of remaining interest rate swaps will be included in the determination of net income (loss) until the final contract expires in September 2011.

     Foreign Currency Forward Contracts
     The Company enters into foreign currency forward contracts, which typically have maturities between one and fifteen months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s condensed consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. The Company also enters into foreign currency forward contracts in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. Foreign currency forward contracts with a net notional amount of $2.1 million were outstanding at March 31, 2011 and December 31, 2010. On October 19, 2010, the Company notified certain counterparties to its foreign currency forward contracts that a termination event had occurred, giving these counterparties the right to terminate the forward contracts.
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
     Credit-Risk Related Contingent Features
     The Company’s derivative instruments do not contain any credit-risk related contingent features.
     The following table presents the required quantitative disclosures for the Company’s derivative instruments:

	Successor				Predecessor
	For the Three Months Ended				For the Three Months Ended
	March 31, 2011				March 31, 2010
			Foreign			Foreign
			Currency			Currency
	Interest	Interest	Forward		Interest	Foward
	Rate Caps	Rate Swaps	Contracts	Total	Rate Swaps	Contracts	Total
	(In millions)
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$4.2	$—	$(0.1)	$4.1	$(4.1)	$0.2	$(3.9)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$1.0	$—	$0.1	$1.1	$(5.3)	$—	$(5.3)
Gain (loss) reclassified from AOCI into royalty income	$—	$—	$—	$—	$—	$(0.3)	$(0.3)
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in royalty income, net (ineffective portion)(2)	$—	$—	$—	$—	$—	$—	$—
						$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$0.2	$0.2	$—	$21.7	$21.7
Gain (loss) recognized in interest expense, net	$—	$1.0	$—	$1.0	$—	$—	$—

(1)	Includes zero in gains for the three months ended March 31, 2011 related to the terminated hedges, and $0.4 million for the three months ended March 31, 2010.

(2)	No ineffectiveness has been recorded in earnings related to the interest rate swap agreements during the three months ended March 31, 2011. The amount of ineffectiveness recorded in earnings related to interest rate swap agreements during the three months ended March 31, 2010 was not significant.

     The net amount of pre-tax gains and losses in accumulated other comprehensive income (loss) as of March 31, 2011, that the Company expects to be reclassified into earnings within the next 12 months is $0.9 million of gains.
Note 12. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	3.0
Costs/(Benefits) and taxes related to foreign operations	(25.9)	0.2
Foreign tax differential	(23.7)	(2.0)
Foreign exchange differential on tax benefits	1.3	0.7
Change in valuation allowance	13.6	0.9
Change in accrual for tax uncertainties	11.1	0.7
Other	(2.0)	0.3

Effective income tax rate	(10.5)%	38.8%

     Income tax benefit was $0.8 million for the three months ended March 31, 2011, resulting in an effective tax rate of 10.5%, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits. Income tax expense was $26.0 million for the three months ended March 31, 2010, resulting in an effective tax rate of 38.8%, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.
     The Company had $10.5 million and $12.2 million of unrecognized tax benefits at March 31, 2011 and December 31, 2010, respectively, which if recognized, would affect the effective income tax rate.
     In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will not significantly change.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at March 31, 2011 and December 31, 2010 was $2.8 million and $3.2 million, respectively. Potential interest and penalties associated with uncertain tax positions recognized during the three months ended March 31, 2011 and 2010 were $0.2 million and $0.1 million. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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

Note 13. Retirement Plan and Other Postretirement Benefits
     The Company’s liability under its Executive Retirement Plan (the “ERP liability”) was $26.4 million and $27.0 million at March 31, 2011 and December 31, 2010, respectively. The value of investments held in a rabbi trust (the “rabbi trust”) established to fund a portion of the ERP liability was $21.5 million and $22.2 million at March 31, 2011 and December 31, 2010, respectively.
     A summary of the components of net periodic benefit cost for the Company’s pension plans (retirement benefits) is presented below:

	Successor	Predecessor
	Retirement Benefits
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Service cost-benefits earned during the period	$0.4	$0.9
Interest costs on projected benefit obligations	2.7	2.9
Expected return on plan assets	(2.6)	(2.6)
Recognized net actuarial loss	—	(0.1)

Net periodic benefit cost	$0.5	$1.1

     Other benefits costs were less than $0.5 million for each of the three months ended March 31, 2011 and March 31, 2010, respectively.
Note 14. Other Operating (Income) Expense, Net

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$0.4	$(3.2)
Litigation settlements and reserves, net	0.4	(0.6)
Foreign exchange net (gains) losses	3.2	(1.9)
Other, net	1.0	1.2

Other operating (income) expense, net	$5.0	$(4.5)

Note 15. Commitments and Contingencies
     In some of the matters described below, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. However, information is provided below or included in Note 21, “Commitments and Contingencies” to the Consolidated Financial Statements contained in Part II, Item 8 of the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010 regarding the nature of the contingency and, where specified, the amount of the claim associated with the loss contingency.
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
     The National Franchisee Association, Inc. (NFA) and several individual franchisees filed two class action lawsuits on November 10, 2009, and June 15, 2010, respectively, claiming to represent Burger King franchisees. The lawsuits seek a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK Value Menu sold by the franchisees, specifically the 1/4 lb. Double Cheeseburger and the Buck Double. The Family Dining plaintiffs also seek monetary damages for financial loss incurred by franchisees who were required to sell those products for no more than $1.00. In May 2010, the court entered an order in the National Franchisee Association case granting in part BKC’s motion to dismiss. The court held that BKC had the authority under its franchise agreements to set maximum prices but that, for purposes of a motion to dismiss, the NFA had asserted a “plausible” claim that BKC’s decision may not have been made in good faith. Both cases were consolidated into a single consolidated class action complaint which BKC moved to dismiss on September 22, 2010. On November 19, 2010, the court issued an order granting BKC’s motion to dismiss on all claims in the consolidated complaint with prejudice. On December 14, 2010, the plaintiffs filed a motion asking the court to reconsider its decision, and on December 17, 2010, the plaintiffs filed a notice of appeal to the U.S. Circuit Court of Appeals. On February 2, 2011, the court permitted the plaintiffs to file an amended complaint. On April 18, 2011, BKC and the NFA agreed to settle the lawsuit. The settlement does not include any financial compensation to either side.
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
     On March 16, 2011, the Florida court gave preliminary approval of the proposed settlement. The court has scheduled a hearing on June 15, 2011 to determine whether to finally approve the settlement.
     From time to time, the Company is involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
     At March 31, 2011 and December 31, 2010, liabilities totaling $3.5 million and $3.2 million, respectively, were included in the Company’s consolidated balance sheets to reflect the Company’s best estimate of the loss to be incurred in connection with the disposition of the matters noted above. Although it is reasonably possible that the loss will exceed this amount, the Company does not believe any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.
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
     The following tables present revenues and income from operations by geographic segment:

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Revenues:
U.S. and Canada	$375.4	$407.1
EMEA/APAC	147.4	163.8
Latin America	29.2	26.0

Total revenues	$552.0	$596.9

     Other than the U.S., no other individual country represented 10% or more of the Company’s total revenue during the three months ended March 31, 2011. Other than the U.S. and Germany, no other individual country represented 10% or more of the Company’s total revenues during the three months ended March 31, 2010. Revenues in the U.S. totaled $338.0 million and $372.0 million for the three months ended March 31, 2011 and 2010, respectively. Revenues in Germany totaled $52.5 million and $66.1 million for the three months ended March 31, 2011 and 2010, respectively.
     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of the Company’s geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Income from Operations:
U.S. and Canada	$70.2	$85.8
EMEA/APAC	18.8	16.6
Latin America	13.3	8.5
Unallocated	(39.9)	(32.0)

Total income from operations	62.4	78.9
Interest expense, net	50.4	11.9
Loss on early extinguishment of debt	19.6	—

Income before income taxes	(7.6)	67.0
Income tax expense (benefit)	(0.8)	26.0

Net income (loss)	$(6.8)	$41.0

Note 17. Supplemental Financial Information
     On October 19, 2010, BKC issued the Senior Notes. The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and the domestic subsidiaries of BKC (the “Guarantors”).
     The following is the condensed consolidating financial information for the Issuer, the Guarantors and the non-U.S. subsidiaries of BKC (the “Non-Guarantors”), together with eliminations, as of and for the periods indicated. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had BKC, Guarantors and Non-Guarantors operated as independent entities.
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of March 31, 2011
(In millions)
(Unaudited)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$160.4	$0.7	$106.0	—	$267.1
Trade and notes receivable, net	86.4	—	52.7	—	139.1
Prepaids and other current assets	150.8	—	22.8	—	173.6
Deferred income taxes, net	25.5	—	0.9	—	26.4

Total current assets	423.1	0.7	182.4	—	606.2

Property and equipment, net of accumulated depreciation	956.9	—	214.8	—	1,171.7
Intangible assets, net	1,816.7	—	1,160.1	—	2,976.8
Goodwill	529.0	—	—	—	529.0
Net investment in property leased to franchisees	126.6	—	11.6	—	138.2
Intercompany receivable	384.6	—	—	(384.6)	—
Investment in subsidiaries	962.9	1,495.5	—	(2,458.4)	—
Other assets, net	192.3	—	38.8	—	231.1

Total assets	$5,392.1	$1,496.2	$1,607.7	$(2,843.0)	$5,653.0

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts and drafts payable	$40.6	$—	$34.6	—	$75.2
Accrued advertising	60.3	—	30.2	—	90.5
Other accrued liabilities	196.3	—	67.3	—	263.6
Current portion of long-term debt and capital leases	28.5	—	1.9	—	30.4

Total current liabilities	325.7	—	134.0	—	459.7

Long-term debt, net of current portion	2,689.4	—	—	—	2,689.4
Capital leases, net of current portion	44.2	—	18.5	—	62.7
Other liabilities, net	182.0	—	19.2	—	201.2
Payables to affiliates	—	0.7	383.9	(384.6)	—
Deferred income taxes, net	655.3	—	89.2	—	744.5

Total liabilities	3,896.6	0.7	644.8	(384.6)	4,157.5

Stockholder’s equity:
Additional paid-in capital	1,562.5	1,563.5	965.7	(2,528.2)	1,563.5
Accumulated deficit	(111.4)	(112.4)	(17.5)	128.9	(112.4)
Accumulated other comprehensive income (loss)	44.4	44.4	14.7	(59.1)	44.4

Total stockholder’s equity	1,495.5	1,495.5	962.9	(2,458.4)	1,495.5

Total liabilities and stockholder’s equity	$5,392.1	$1,496.2	$1,607.7	$(2,843.0)	$5,653.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheet
As of December 31, 2010
(In millions)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$132.9	$0.7	$73.4	—	$207.0
Trade and notes receivable, net	94.4	—	53.6	—	148.0
Prepaids and other current assets	131.5	—	27.7	—	159.2
Deferred income taxes, net	22.3	—	0.9	—	23.2

Total current assets	381.1	0.7	155.6	—	537.4

Property and equipment, net of accumulated depreciation	973.8	—	219.8	—	1,193.6
Intangible assets, net	1,817.0	—	1,114.9	—	2,931.9
Goodwill	529.9	—	—	—	529.9
Net investment in property leased to franchisees	128.4	—	11.6	—	140.0
Intercompany receivable	369.5	—	—	(369.5)	—
Investment in subsidiaries	911.8	1,455.0	—	(2,366.8)	—
Other assets, net	194.5	—	32.1	—	226.6

Total assets	$5,306.0	$1,455.7	$1,534.0	$(2,736.3)	$5,559.4

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts and drafts payable	$58.5	$—	$31.7	—	$90.2
Accrued advertising	62.6	—	19.9	—	82.5
Other accrued liabilities	166.3	0.1	83.0	—	249.4
Current portion of long-term debt and capital leases	31.0	—	1.9	—	32.9

Total current liabilities	318.4	0.1	136.5	—	455.0

Long-term debt, net of current portion	2,652.0	—	—	—	2,652.0
Capital leases, net of current portion	45.2	—	18.5	—	63.7
Other liabilities, net	191.3	0.1	16.8	—	208.2
Payables to affiliates	—	0.5	369.0	(369.5)	—
Deferred income taxes, net	644.1	—	81.4	—	725.5

Total liabilities	3,851.0	0.7	622.2	(369.5)	4,104.4

Stockholder’s equity:
Additional paid-in capital	1,562.5	1,563.5	965.7	(2,528.2)	1,563.5
Accumulated deficit	(104.6)	(105.6)	(23.6)	128.2	(105.6)
Accumulated other comprehensive income (loss)	(2.9)	(2.9)	(30.3)	33.2	(2.9)

Total stockholder’s equity	1,455.0	1,455.0	911.8	(2,366.8)	1,455.0

Total liabilities and stockholder’s equity	$5,306.0	$1,455.7	$1,534.0	$(2,736.3)	$5,559.4

Successor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2011
(In millions)
(Unaudited)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$248.9	$—	$143.6	$—	$392.5
Franchise revenues	82.9	—	49.3	—	132.2
Intercompany revenues	1.6	—	(1.6)	—	—
Property revenues	20.8	—	6.5	—	27.3

Total revenues	354.2	—	197.8	—	552.0
Company restaurant expenses:
Food, paper and product costs	81.3	—	45.4	—	126.7
Payroll and employee benefits	77.6	—	42.4	—	120.0
Occupancy and other operating costs	65.7	—	45.1	—	110.8

Total company restaurant expenses	224.6	—	132.9	—	357.5
Selling, general and administrative expenses	71.5	—	37.7	—	109.2
Intercompany expenses	(1.6)	—	1.6	—	—
Property expenses	11.8	—	6.1	—	17.9
Other operating (income) expense, net	0.7	—	4.3	—	5.0

Total operating costs and expenses	307.0	—	182.6	—	489.6

Income from operations	47.2	—	15.2	—	62.4
Interest expense	51.0	—	0.7	—	51.7
Intercompany interest (income) expense	(2.2)	—	2.2	—	—
Interest income	(0.9)	—	(0.4)	—	(1.3)

Total interest expense, net	47.9	—	2.5	—	50.4
Loss on early extinguishment of debt	19.6	—	—	—	19.6

Income (loss) before income taxes	(20.3)	—	12.7	—	(7.6)
Income tax expense (benefit)	(7.4)	—	6.6	—	(0.8)

Income (loss) from continuing operations	(12.9)	—	6.1	—	(6.8)
Equity in earnings of subsidiaries	6.1	(6.8)	—	0.7	—

Net income (loss)	$(6.8)	$(6.8)	$6.1	$0.7	$(6.8)

Predecessor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2010
(In millions)
(Unaudited)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$278.1	$—	$161.1	$—	$439.2
Franchise revenues	85.2	—	44.7	—	129.9
Intercompany revenues	1.4	—	1.6	(3.0)	—
Property revenues	20.8	—	7.0	—	27.8

Total revenues	385.5	—	214.4	(3.0)	596.9
Company restaurant expenses:
Food, paper and product costs	88.7	—	49.3	—	138.0
Payroll and employee benefits	86.4	—	51.8	—	138.2
Occupancy and other operating costs	64.9	—	48.4	—	113.3

Total company restaurant expenses	240.0	—	149.5	—	389.5
Selling, general and administrative expenses	71.9	—	45.9	—	117.8
Intercompany expenses	1.6	—	1.4	(3.0)	—
Property expenses	9.0	—	6.2	—	15.2
Other operating (income) expense, net	(3.0)	—	(1.5)	—	(4.5)

Total operating costs and expenses	319.5	—	201.5	(3.0)	518.0

Income from operations	66.0	—	12.9	—	78.9

Interest expense	11.5	—	0.7	—	12.2
Intercompany interest (income) expense	(2.4)	—	2.4	—	—
Interest income	0.3	—	(0.6)	—	(0.3)

Total interest expense, net	9.4	—	2.5	—	11.9
Income before income taxes	56.6	—	10.4	—	67.0
Income tax expense	23.3	—	2.7	—	26.0

Income from continuing operations	33.3	—	7.7	—	41.0
Equity in earnings of subsidiaries	7.7	41.0	—	(48.7)	—

Net income	$41.0	$41.0	$7.7	$(48.7)	$41.0

Successor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011
(In millions)
(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6.8)	$(6.8)	$6.1	$0.7	$(6.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiary	(6.1)	6.8	—	(0.7)	—
Depreciation and amortization	27.1	—	13.4	—	40.5
Loss on early extinguishment of debt	19.6	—	—	—	19.6
Amortization of deferred financing cost and debt issuance discount	3.3	—	—	—	3.3
Loss on remeasurement of foreign denominated transactions	0.5	—	1.9	—	2.4
Bad debt expense, net of recoveries	0.2	—	(0.2)	—	—
Share-based compensation	0.2	—	—	—	0.2
Deferred income taxes	13.1	—	—	—	13.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	8.3	—	3.3	—	11.6
Prepaids and other current assets	(12.8)	—	2.5	—	(10.3)
Accounts and drafts payable	(17.8)	—	1.6	—	(16.2)
Accrued advertising	(2.4)	—	9.0	—	6.6
Other accrued liabilities	22.8	—	(14.6)	—	8.2
Other long-term assets and liabilities	(10.6)	—	3.5	0.9	(6.2)

Net cash provided by operating activities	38.6	—	26.5	0.9	66.0

Cash flows from investing activities:
Payments for property and equipment	(6.9)	—	(2.8)	—	(9.7)
Proceeds from refranchisings, disposition of assets and restaurant closures	1.0	—	6.9	—	7.9
Return of investment on direct financing leases	2.0	—	—	—	2.0
Other investing activities	(0.1)	—	—	—	(0.1)

Net cash provided by (used for) investing activities	(4.0)	—	4.1	—	0.1

Cash flows from financing activities:
Proceeds from term debt	1,857.6	—	—	—	1,857.6
Repayments of term debt and capital leases	(1,843.5)	—	(0.5)	—	(1,844.0)
Payment of financing costs	(23.1)	—	—	—	(23.1)
Intercompany financing	1.4	—	(0.5)	(0.9)	—

Net cash (used for) financing activities	(7.6)	—	(1.0)	(0.9)	(9.5)

Effect of exchange rates on cash and cash equivalents	0.5	—	3.0	—	3.5
Increase in cash and cash equivalents	27.5	—	32.6	—	60.1
Cash and cash equivalents at beginning of period	132.9	0.7	73.4	—	207.0

Cash and cash equivalents at end of period	$160.4	$0.7	$106.0	$—	$267.1

Predecessor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2010
(In millions)
(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$41.0	$41.0	$7.7	$(48.7)	$41.0
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(7.7)	(41.0)	—	48.7	—
Depreciation and amortization	20.1	—	7.4	—	27.5
Impairment on non-restaurant properties	0.1	—	0.1	—	0.2
Gain on hedging activities	(0.4)	—	—	—	(0.4)
Amortization of deferred financing cost and debt issuance discount	0.5	—	—	—	0.5
Loss (gain) on remeasurement of foreign denominated transactions	20.4	—	(0.1)	—	20.3
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(2.5)	—	(0.3)	—	(2.8)
Bad debt expense, net of recoveries	—	—	0.1	—	0.1
Share-based compensation	3.6	—	0.7	—	4.3
Deferred income taxes	(1.7)	—	—	—	(1.7)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(4.4)	—	(3.4)	—	(7.8)
Prepaids and other current assets	(4.0)	—	0.3	—	(3.7)
Accounts and drafts payable	(27.3)	—	(5.5)	—	(32.8)
Accrued advertising	11.7	—	0.6	—	12.3
Other accrued liabilities	19.3	—	5.7	—	25.0
Other long-term assets and liabilities	(2.6)	—	(1.7)	(0.5)	(4.8)

Net cash provided by operating activities	66.1	—	11.6	(0.5)	77.2

Cash flows from investing activities:
Payments for property and equipment	(18.2)	—	(8.1)	—	(26.3)
Proceeds from refranchisings, disposition of assets and restaurant closures	3.7	—	1.0	—	4.7
Payments for acquired franchisee operations, net of cash acquired	—	—	(12.8)	—	(12.8)
Return of investment on direct financing leases	2.0	—	0.2	—	2.2
Other investing activities	0.9	—	—	—	0.9

Net cash used for investing activities	(11.6)	—	(19.7)	—	(31.3)

Cash flows from financing activities:
Repayments of term debt and capital leases	(16.6)	—	(0.4)	—	(17.0)
Borrowings under revolving credit facility	9.0	—	—	—	9.0
Repayments of revolving credit facility	(9.0)	—	—	—	(9.0)
Dividends paid on common stock	—	(8.5)	—	—	(8.5)
Proceeds from stock option exercises	—	2.4	—	—	2.4
Excess tax benefits from share-based compensation	1.1	—	—	—	1.1
Intercompany financing	(7.2)	6.1	0.6	0.5	—

Net cash (used for) provided by financing activities	(22.7)	—	0.2	0.5	(22.0)

Effect of exchange rates on cash and cash equivalents	—	—	(5.7)	—	(5.7)
Increase (decrease) in cash and cash equivalents	31.8	—	(13.6)	—	18.2
Cash and cash equivalents at beginning of period	4.3	—	135.6	—	139.9

Cash and cash equivalents at end of period	$36.1	$—	$122.0	$—	$158.1

Note 18. Subsequent Event
     On April 19, 2011, BKCH, the direct parent of the Company, and Burger King Capital Finance, Inc., a Delaware corporation and another direct subsidiary of BKCH (“BK Finance” and, together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. Neither the Company nor BKC is a guarantor of the Discount Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” In addition to historical consolidated financial information, this discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ from these expectations as a result of factors including those described in our Transition Report on Form 10-K for the six-month period ended December 31, 2010, and under Part II, Item 1A “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. Unless the context otherwise requires, all references to “we,” “us,” “our” and “Successor” refer to Burger King Holdings, Inc. and its subsidiaries, including BKC, for the period subsequent to the acquisition of BKH by an affiliate of 3G Capital on the Merger Date. All references to our Predecessor refer to Burger King Holdings, Inc. and all its subsidiaries, including BKC, for all periods prior to the Acquisition, which operated under a different ownership and capital structure. In addition, the Acquisition was accounted for under the acquisition method of accounting, which resulted in preliminary purchase price allocations that affect the comparability of results of operations for periods before and after the Acquisition.
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
     Approximately 90% of our current restaurants are franchised, but we expect the percentage of franchise restaurants to increase as we implement our portfolio management strategy of refranchising up to half of our Company restaurants within the next three to five years. The current 90/10 ratio of franchise restaurants to Company restaurants applies on a worldwide basis, but may not reflect the ratio of franchise restaurants to Company restaurants in any specific market or region. We believe a restaurant ownership mix that is heavily weighted to franchise restaurants is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a base of Company restaurants to demonstrate credibility with franchisees in launching new initiatives. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.
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

	Successor	Predecessor
	For the Three Months Ended
	March 31,
	2011	2010
	(In constant currencies)
Company Comparable Sales Growth:
U.S. and Canada	(6.0)%	(4.0)%
EMEA / APAC	4.7%	(3.9)%
Latin America	(4.3)%	(5.2)%
Total Company Comparable Sales Growth	(3.6)%	(4.0)%
Franchise Comparable Sales Growth:
U.S. and Canada	(6.0)%	(6.4)%
EMEA / APAC	1.4%	1.7%
Latin America	4.5%	(1.4)%
Total Franchise Comparable Sales Growth	(2.8)%	(3.7)%
Comparable Sales Growth:
U.S. and Canada	(6.0)%	(6.1)%
EMEA/APAC	1.7%	1.1%
Latin America	4.0%	(1.6)%
Total System-wide Comparable Sales Growth	(2.8)%	(3.7)%
     We experienced negative system-wide comparable sales growth of 2.8% (in constant currencies) for the three months ended March 31, 2011, compared to negative system-wide comparable sales growth of 3.7% (in constant currencies) for the same period last year, primarily driven by negative comparable sales growth in the U.S. and Canada, partially offset by positive comparable sales growth in EMEA/APAC and Latin America for the period. Negative comparable sales in the U.S. and Canada of 6.0% (in constant currencies) were largely due to lower traffic compared to the prior period, when traffic was supported by value promotions, such as our 1/4 lb Dollar Double Cheeseburger promotion. Positive comparable sales growth in EMEA/APAC was driven by positive results in Germany, Turkey, Australia and China, partially offset by negative comparable sales growth in the U.K. and Spain. Positive comparable sales growth in Latin America was primarily due to positive results in Brazil and Argentina, partially offset by negative comparable sales growth in Mexico.
     Average Restaurant Sales
     System-wide average restaurant sales at all Company and franchise restaurants, or ARS, is an important measure of the financial performance of our restaurants and changes in the overall direction and trends of sales. ARS is influenced by comparable sales performance and the timing of restaurant openings and closures and includes the impact of movements in currency exchange rates.

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended		For the Twelve Months
	March 31,		Ended March 31,
	2011	2010	2011	2010
	(In thousands)
System-wide Average Restaurant Sales	$293	$294	$1,224	$1,244

     System-wide ARS decreased during the three months ended March 31, 2011, primarily as a result of negative system-wide comparable sales growth, partially offset by $3,000 of favorable impact from the movement of currency exchange rates.
     System-wide ARS decreased during the twelve months ended March 31, 2011, due to negative system-wide comparable sales growth. The impact from the movement of currency exchange rates was not significant for this period.
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

	Successor	Predecessor
	For the Three Months Ended
	March 31,
	2011	2010
	(In constant currencies)
Sales Growth:
U.S. and Canada	(5.1)%	(5.5)%
EMEA/APAC	10.3%	7.3%
Latin America	18.9%	3.0%
Total System-wide Sales Growth	1.5%	(1.5)%
     System-wide sales growth for the three months ended March 31, 2011 was 1.5% (in constant currencies) compared to negative 1.5% (in constant currencies) for the same period last year, primarily as a result of a net increase of 186 restaurants during the trailing twelve months ended March 31, 2011, partially offset by negative system-wide comparable sales growth. Negative sales growth in the U.S. and Canada of 5.1% (in constant currencies) was primarily due to negative system-wide comparable sales growth in the U.S. and Canada. Sales growth of 10.3% (in constant currencies) in EMEA/APAC was primarily a result of a net increase of 156 restaurants during the trailing twelve months ended March 31, 2011 and system-wide comparable sales growth of 1.7% (in constant currencies). Sales growth of 18.9% (in constant currencies) in Latin America was primarily a result of a net increase of 41 restaurants during the trailing twelve months ended March 31, 2011 and system-wide comparable sales growth of 4.0% (in constant currencies).
Factors Affecting Comparability of Results of Operations
     The Acquisition as described in Note 1 to the accompanying unaudited condensed consolidated financial statements was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Acquisition accounting provides a measurement period of up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed on the Merger Date. As of March 31, 2011 and December 31, 2010 we have recorded preliminary acquisition accounting allocations. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization) and changes in favorable and unfavorable leases (and related amortization).

     During the three months ended March 31, 2011 we incurred $13.0 million in expenses related to the Transactions and global restructuring, including (1) $2.5 million of professional fees and (2) $10.5 million of severance benefits and other severance-related costs. Expenses related to the Transactions and global restructuring are included as components of our general and administrative expenses.
     Additionally, our interest expense is significantly higher following the Transactions than experienced by our Predecessor in prior periods, primarily due to the higher principal amount of debt outstanding following the Transactions.
     Other Operating Data:

	Successor	Predecessor
	As of March 31,
	2011	2010
Restaurant Count Data:
Number of Company restaurants:
U.S. and Canada	981	1,030
EMEA/APAC	261	333
Latin America	97	95

Total Company restaurants	1,339	1,458
Number of franchise restaurants:
U.S. and Canada	6,565	6,527
EMEA/APAC	3,344	3,116
Latin America	1,053	1,014

Total franchise restaurants	10,962	10,657

Total system-wide restaurants	12,301	12,115

	Successor	Predecessor
	Three Months Ended March 31, 2011
	2011	2010
Other Operating Data:
Comparable sales growth	(2.8)%	(3.7)%
Sales growth	1.5%	(1.5)%
System-wide average restaurant sales (in thousands)	$293.0	$294.0

     Results of Operations for the Three Months Ended March 31, 2011 and 2010
     The following table presents our results of operations for the three months ended March 31, 2011 and 2010:

	Successor	Predecessor
	For the Three Months Ended March 31,
	2011	2010
			Increase/
	Amount	Amount	(Decrease)
	(In millions)
Revenues:
Company restaurant revenues	$392.5	$439.2	(11)%
Franchise revenues	132.2	129.9	2%
Property revenues	27.3	27.8	(2)%

Total revenues	552.0	596.9	(8)%
Company restaurant expenses	357.5	389.5	(8)%
Selling, general and administrative expenses	109.2	117.8	(7)%
Property expenses	17.9	15.2	18%
Other operating (income) expense, net	5.0	(4.5)	NM

Total operating costs and expenses	489.6	518.0	(5)%

Income from operations	62.4	78.9	(21)%
Interest expense	51.7	12.2	324%
Interest income	(1.3)	(0.3)	333%

Interest expense, net	50.4	11.9	324%
Loss on early extinguishment of debt	19.6	—	NM

Income (loss) before income taxes	(7.6)	67.0	(111)%
Income tax expense (benefit)	(0.8)	26.0	(103)%

Net income (loss)	$(6.8)	$41.0	(117)%

NM- Not meaningful.
     Revenues
     Company restaurant revenues
     Total Company restaurant revenues decreased by $46.7 million, or 11%, to $392.5 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to a net decrease of 119 Company restaurants during the trailing twelve-month period, including the net refranchising of 120 Company restaurants as part of our ongoing portfolio management initiative, and negative worldwide Company comparable sales growth of 3.6% (in constant currencies). These factors were partially offset by $3.6 million of favorable impact from the movement of currency exchange rates.
     In the U.S. and Canada, Company restaurant revenues decreased by $27.4 million, or 9%, to $282.6 million for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 6.0% (in constant currencies) and a net decrease of 49 Company restaurants during the trailing twelve-month period, including the net refranchising of 44 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by $1.8 million of favorable impact from the movement of currency exchange rates in Canada.

     In EMEA/APAC, Company restaurant revenues decreased by $19.9 million, or 17%, to $94.5 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to a net decrease of 72 Company restaurants during the trailing twelve-month period ended March 31, 2011, including the net refranchising of 76 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by Company comparable sales growth of 4.7% (in constant currencies) and $1.0 million of favorable impact from the movement of currency exchange rates.
     In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $0.6 million, or 4%, to $15.4 million for the three months ended March 31, 2011, compared to the same period in the prior year. The increase was primarily the result of a net increase of two Company restaurants during the trailing twelve-month period ended March 31, 2011 and $0.8 million of favorable impact from the movement of currency exchange rates, partially offset by negative Company comparable sales growth of 4.3% (in constant currencies).
     Franchise revenues
     Total franchise revenues increased by $2.3 million, or 2%, to $132.2 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to a net increase of 305 franchise restaurants during the trailing twelve-month period, including the net refranchising of 120 Company restaurants, and $1.1 million of favorable impact from the movement of currency exchange rates. These factors were partially offset by negative worldwide franchise comparable sales growth of 2.8% (in constant currencies) and a $0.7 million decrease in renewal franchise fees compared to the same period in the prior year.
     In the U.S. and Canada, franchise revenues decreased by $4.5 million, or 6%, to $70.4 million for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 6.0% (in constant currencies) and a $0.9 million reduction in renewal franchise fees. These factors were partially offset by a net increase of 38 franchise restaurants during the trailing twelve-month period, including the net refranchising of 44 Company restaurants. The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Franchise revenues in EMEA/APAC increased by $4.2 million, or 10%, to $48.0 million for the three months ended March 31, 2011, compared to the same period in the prior year. This increase was primarily due to a net increase of 228 franchise restaurants during the trailing twelve-month period ended March 31, 2011, including the net refranchising of 76 Company restaurants, franchise comparable sales growth of 1.4% (in constant currencies) and $0.7 million of favorable impact from the movement of currency exchange rates.
     Latin America franchise revenues increased by $2.6 million, or 23%, to $13.8 million for the three months ended March 31, 2011, compared to the same period in the prior year. The increase was primarily due to the recognition of $1.6 million in cumulative royalties previously deferred, a net increase of 39 franchise restaurants during the trailing twelve-month period ended March 31, 2011, franchise comparable sales growth of 4.5% (in constant currencies) and $0.3 million of favorable impact from the movement of currency exchange rates.
     Property Revenues
     Total property revenues decreased by $0.5 million, or 2%, to $27.3 million for the three months ended March 31, 2011, compared to the same period in the prior year. The decrease was primarily driven by decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S. The decrease was partially offset by the favorable impact of changes to our portfolio of properties leased to franchisees, preliminary acquisition accounting effects of $0.3 million and $0.2 million of favorable impact from the movement of currency exchange rates.

     In the U.S. and Canada, property revenues increased by $0.2 million, or 1%, to $22.4 million for the three months ended March 31, 2011, compared to the same period in the prior year. The increase was due to an increase in the number of properties in our portfolio of properties leased to franchisees in the U.S., which includes the impact of refranchising Company restaurants and opening new restaurants leased or subleased to franchisees, and $0.3 million of preliminary acquisition accounting effects, partially offset by decreased revenues from percentage rent as a result of negative franchise comparable sales growth in the U.S..
     Property revenues in EMEA/APAC decreased by $0.7 million, or 13%, to $4.9 million for the three months ended March 31, 2011, compared to the same period in the prior year, due to a reduction in the number of properties in our portfolio of properties leased to franchisees. The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs decreased by $11.3 million, or 8%, to $126.7 million during the three months ended March 31, 2011, compared to the same period in the prior year, primarily as a result of an 11% decrease in Company restaurant revenues and $0.1 million of favorable impact from the movement of currency exchange rates. These factors were partially offset by decreased food margins in the U.S. and Canada and EMEA/APAC segments.
     As a percentage of Company restaurant revenues, total food, paper and product costs increased by 0.9%, to 32.3% during the three months ended March 31, 2011, compared to the same period in the prior year. The increase was driven by higher commodity prices in the U.S. and Canada and EMEA/APAC segments, partially offset by a shift in product mix away from lower margin value menu items in the U.S. and strategic pricing initiatives.
     In the U.S. and Canada, food, paper and product costs decreased by $7.1 million, or 7%, to $92.4 million during the three months ended March 31, 2011, compared to the same period in the prior year, primarily as a result of a 9% decrease in Company restaurant revenues and $0.7 million of favorable impact from the movement of currency exchange rates. These factors were partially offset by decreased food margins in the U.S. Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues increased by 0.6% to 32.7%, primarily due to higher commodity prices in the U.S., partially offset by a shift in product mix away from lower margin value menu items and strategic pricing initiatives.
     In EMEA/APAC, food, paper and product costs decreased by $4.3 million, or 13%, to $28.6 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily as a result of a 17% decrease in Company restaurant revenues. These factors were partially offset by decreased food margins in EMEA and $0.3 million of unfavorable impact from the movement of currency exchange rates, primarily in APAC. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.5% to 30.3%, primarily due to higher commodity costs in EMEA.
     In Latin America, food, paper and product costs increased by $0.1 million, or 2%, to $5.7 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily as a result of a 4% increase in Company restaurant revenues and $0.3 million of unfavorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.8% to 37.0% primarily due to a shift in product mix and strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs decreased by $18.2 million, or 13%, to $120.0 million during the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was primarily due to the net decrease of 119 Company restaurants during the trailing twelve-month period ended March 31, 2011, including the net refranchising of 120 Company restaurants, and improved labor margins. These factors were partially offset by $0.8 million of unfavorable impact from the movement of currency exchange rates.

     As a percentage of Company restaurant revenues, total payroll and employee benefits costs decreased by 0.9% to 30.6%, primarily due to improved labor margins in EMEA/APAC, this factor was partially offset by the impact of sales deleverage on our fixed labor costs due to negative Company comparable sales growth in the U.S., Canada and Mexico.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $8.4 million, or 9%, to $88.9 million during the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to the net reduction of 49 Company restaurants during the trailing twelve-month period ended March 31, 2011, including the net refranchising of 44 Company restaurants. These factors were partially offset by $0.6 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.1% to 31.5%.
     In EMEA/APAC, payroll and employee benefits costs decreased by $9.9 million, or 25%, to $29.2 million during the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to the net decrease of 72 Company restaurants during the trailing twelve-month period ended March 31, 2011, including the net refranchising of 76 Company restaurants. The impact from the movement of currency exchange rates was not significant in this segment for the period. As a percentage of Company restaurant revenues, payroll and employee benefit costs decreased by 3.3% to 30.9%, primarily due to the acquisition of 35 restaurants in Singapore in March 2010, where labor costs are generally lower.
     In Latin America, payroll and employee benefits costs remained relatively unchanged at $1.9 million during the three months ended March 31, 2011, compared to the same period in the prior year, primarily as a result of improved labor efficiencies, partially offset by the net increase of two Company restaurants during the trailing twelve-month period ended March 31, 2011. The impact from the movement of currency exchange rates was not significant in this segment for the period. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.1% to 12.3% driven by the impact of sales deleverage on our fixed labor costs due to negative Company comparable sales growth in Mexico partially offset by improved labor efficiencies.
     Occupancy and other operating costs
     Total occupancy and other operating costs decreased by $2.5 million, or 2%, to $110.8 million during the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to the net decrease of 119 Company restaurants during the trailing twelve-month period ended March 31, 2011, including the net refranchising of 120 Company restaurants. This factor was partially offset by a $3.5 million increase in depreciation and amortization driven by preliminary acquisition accounting and $1.3 million of unfavorable impact from the movement of currency exchange rates.
     As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 2.4% to 28.2% during the three months ended March 31, 2011, compared to the same period in the prior year, primarily as a result of the impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales growth in the U.S., Canada and Mexico and preliminary acquisition accounting.
     In the U.S. and Canada, occupancy and other operating costs increased by $1.6 million, or 2%, to $74.9 million during the three months ended March 31, 2011, compared to the same period in the prior year. This increase was primarily due to a $2.8 million increase in depreciation and amortization driven by preliminary acquisition accounting and $0.4 million of unfavorable impact from the movement of currency exchange rates. These factors were partially offset by the net reduction of 49 Company restaurants during the trailing twelve months ended March 31, 2011, including the net refranchising of 44 Company restaurants. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 2.9% to 26.5%, primarily due the impact of sales deleverage on our fixed occupancy and other operating costs and preliminary acquisition accounting.
     In EMEA/APAC, occupancy and other operating costs decreased by $4.4 million, or 12%, to $31.0 million during the three months ended March 31, 2011, compared to the same period in the prior year. The decrease was primarily due to a net decrease of 72 Company restaurants during the trailing twelve-month period, including the net refranchising of 76 Company restaurants. These factors were partially offset by a $0.6 million increase in depreciation and amortization driven by preliminary acquisition accounting and $0.6 million of unfavorable impact from the movement of currency exchange rates, primarily in APAC. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.9% to 32.8%, primarily due to the acquisition of 35 restaurants in Singapore in March 2010, where occupancy costs are generally higher, and preliminary acquisition accounting.

     In Latin America, occupancy and other operating costs increased by $0.3 million, or 7%, to $4.9 million during the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to the net increase of two Company restaurants during the trailing twelve-month period ended March 31, 2011 and $0.3 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.7% to 31.8%, primarily as a result of the impact of sales deleverage on our fixed occupancy and other operating costs.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were comprised of the following for the three months ended March 31, 2011 and 2010:

	Successor	Predecessor
	Three Months Ended March 31,
	2011	2010	% Change
	(In millions)
Selling expenses	$19.0	$21.6	(12)%

General and administrative expenses before non-cash and other items:	62.9	85.4	(26)%

Share-based compensation	0.2	4.3	(95)%
Depreciation and amortization	14.1	6.5	117%
Transaction and global restructuring costs	13.0	—	NM

Total general and administrative expenses	90.2	96.2	(6)%

Selling, general and administrative expenses	$109.2	$117.8	(7)%

NM — Not meaningful
     Selling expenses decreased by $2.6 million, or 12%, to $19.0 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to a $1.9 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower sales at our Company restaurants and a $0.7 million decrease in local marketing expenditures. These factors were partially offset by $0.2 million of unfavorable impact from the movement of currency exchange rates for the three months ended March 31, 2011.
     General and administrative expenses include costs that are not directly linked to our Company restaurant, franchise or property operations. These expenses include salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, which include rent, maintenance and utilities for our restaurant service centers, travel and meeting expenses, IT and technology costs and other general operating expenses. We refer to these expenses as general and administrative expenses before non-cash and other items. General and administrative expenses also include share-based compensation, depreciation and amortization, consisting primarily of amortization of franchise agreement intangible assets, and costs associated with unusual or non-recurring events that are classified as general and administrative expenses, including Transaction and global restructuring costs.
     Our general and administrative expenses before non-cash and other items decreased by $22.5 million, or 26%, to $62.9 million for the three months ended March 31, 2011, compared to the same period in the prior year. This decrease was driven by a $14.4 million decrease in salary and fringe benefits and a $6.7 million decrease in professional fees, which are directly attributable to the benefits derived from our global restructuring and implementation of a Zero Based Budgeting (ZBB) program. These expense reductions are consistent with our expectations that overall salary and fringe expense and other corporate non-personnel general and administrative expenses included in general and administrative expenses will decrease on an annual run rate basis by approximately $85 million to $110 million with our global restructuring and ZBB program. If we are unable to maintain our operations with a reduced workforce, we may incur additional general and administrative expenses and therefore may not be able to sustain these cost reductions.

     Our total general and administrative expenses decreased by $6.0 million, or 6%, driven by a decrease in our general and administrative expenses before non-cash and other items and a $4.1 million decrease in share-based compensation partially offset by $13.0 million of expenses incurred in connection with the Transactions and our global restructuring and a $7.6 million increase in depreciation and amortization resulting from preliminary acquisition accounting. The impact from the movement of currency exchange rates was not significant for the period.
     Property Expenses
     Total property expenses increased by $2.7 million, or 18%, to $17.9 million for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to a $2.1 million increase in depreciation and amortization as result of preliminary acquisition accounting, an increase in bad debt expense of $0.9 million and $0.1 million of unfavorable impact from the movement of currency exchange rates. These factors were partially offset by decreased rent expense from a reduction in the number of properties sub leased to franchisees in EMEA.
     Other operating (income) expense, net

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$0.4	$(3.2)
Litigation settlements and reserves, net	0.4	(0.6)
Foreign exchange net (gains) losses	3.2	(1.9)
Other, net	1.0	1.2

Other operating (income) expense, net	$5.0	$(4.5)

     Income from Operations

	Successor	Predecessor
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Income from Operations:
U.S. and Canada	$70.2	$85.8
EMEA/APAC	18.8	16.6
Latin America	13.3	8.5
Unallocated	(39.9)	(32.0)

Total income from operations	$62.4	$78.9

     Income from operations decreased by $16.5 million, or 21%, to $62.4 million during the three months ended March 31, 2011, compared to the same period in the prior year, primarily as a result of a $14.7 million decrease in Company restaurant margin, a $9.5 million decrease in other operating income, net and a $3.2 million decrease in net property income. These factors were partially offset by an $8.6 million decrease in selling, general and administrative expenses and a $2.3 million increase in franchise revenues. (See Note 16 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the three months ended March 31, 2011, the unfavorable impact on Company restaurant expenses and selling, general and administrative expenses from the movement of currency exchange rates was partially offset by the favorable impact of currency exchange rates on revenues, resulting in a net favorable impact on income from operations of $1.7 million.
     Interest Expense, net
     Interest expense, net increased by $38.5 million during the three months ended March 31, 2011, compared to the same period in the prior year, reflecting an increase in borrowings due to the Transactions, as well as higher interest rates.
     The weighted average interest rate for the three months ended March 31, 2011, related to the $1,600.0 million tranche and €200.0 million tranche under the Term Loan Facility was 6.2% and 6.4%, respectively, which included the effect of our interest rate caps. We expect the interest expense associated with our Term Loan Facility to decrease as a result of the recent refinancing of this facility, which lowered our interest rate margins. However, aggregate interest expense will be significantly higher in future periods than experienced by our Predecessor in comparable periods as a result of our increased indebtedness.
     The weighted average interest rate for the three months ended March 31, 2010 was 4.7%, which included the impact of interest rate swaps on 73% of our Predecessor’s term debt.
     Loss on Early Extinguishment of Debt
     We recorded a loss on early extinguishment of debt of $19.6 million for the three months ended March 31, 2011, reflecting the write off deferred financing costs and fees incurred in conjunction with the amendment of our credit facility as discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

     Income Tax Benefit/Expense
     Income tax benefit was $0.8 million for the three months ended March 31, 2011, resulting in an effective tax rate of 10.5%, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits. Income tax expense was $26.0 million for the three months ended March 31, 2010, resulting in an effective tax rate of 38.8%, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.
     Net Loss/Income
     Our net income (loss) decreased by $47.8 million, or 117%, to a $6.8 million net loss during the three months ended March 31, 2011, compared to the same period in the prior year, primarily as a result of a $16.5 million decrease in income from operations, a $38.5 million increase in interest expense, net and a $19.6 million loss on early extinguishment of debt, partially offset by a $26.8 million decrease in income tax expense.
Liquidity and Capital Resources
     At March 31, 2011, we had cash and cash equivalents of $267.1 million and working capital of $146.5 million. In addition, at March 31, 2011, we had borrowing capacity of $124.0 million under our Revolving Credit Facility. Cash provided by operations was $66.0 million for the three months ended March 31, 2011 compared to $77.2 million for the three months ended March 31, 2010.
     Our primary sources of liquidity are cash generated by operations and borrowings available under our Revolving Credit Facility. Our primary uses of cash are debt service requirements, payments due under lease agreements, capital expenditures and the payment of income taxes. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future. However, there can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our Revolving Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our ability to do so will depend on our achievement of forecasted levels of revenue and cash flows, which are dependent on many factors, including our marketing initiatives and restructuring activities designed to reduce our operating costs, as well as on prevailing economic conditions, many of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service, lease and income tax obligations, we may be forced to reduce planned capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. However, in such an event, we may not be able to mitigate a resource shortfall by selling assets or raising new capital, or restructure or refinance any of our indebtedness, including our Term Loan Facility, Revolving Credit Facility or our Senior Notes on commercially reasonably terms or at all. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms or at all. In addition, upon the occurrence of certain events, such as a change in control, we could be required to repay or refinance our indebtedness.
     As a result of the Transactions, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.
Indebtedness
     Amended Credit Agreement
     On February 15, 2011, BKC entered into a credit agreement dated as of October 19, 2011, as amended and restated as of February 15, 2011 (the “Amended Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, Barclay’s Capital, as syndication agent, and the lenders party thereto from time to time. Under the Amended Credit Agreement, the aggregate principal amount of term loans denominated in U.S. dollars was increased to $1,600.0 million and the amount of term loans denominated in Euros was reduced to €200.0 million (the “Term Loan Facility”). The Amended Credit Agreement also provides for a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit), the amount of which was unchanged by the February 15, 2011 amendment (the “Revolving Credit Facility”).

     Under the Amended Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 2.25% for loans under the Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 3.25% for loans under the Revolving Credit Facility. Term Loan borrowings under the Amended Credit Agreement are subject to a LIBOR floor of 1.50%.
     The financial covenants, negative covenants, affirmative covenants, maturity dates, prepayment events and events of default, as described in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010, were unchanged by the February 15, 2011 amendment. As of March 31, 2011, the Company was in compliance with all covenants of the Amended Credit Agreement.
     Senior Notes
     On October 19, 2010, Merger Sub, as the initial issuer, and Wilmington Trust FSB, as trustee, executed the Senior Notes Indenture pursuant to which the $800.0 million of 9 7/8% Senior Notes were issued. Upon the consummation of the Merger, Merger Sub, BKC, the Company, as a guarantor, and the other guarantors entered into a supplemental indenture (the “Supplemental Indenture”) pursuant to which BKC assumed the obligations of Merger Sub under the Senior Notes Indenture and the Senior Notes and the Company and the other guarantors guaranteed the Senior Notes on a senior basis. The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year, commencing on April 15, 2011. The Senior Notes mature on October 15, 2018. Based on the amount outstanding at March 31, 2011, debt service for the next 12 months on the Senior Notes is $79 million in interest payments. No principal payments are due until maturity. At March 31, 2011, the Senior Notes were recorded at a carrying value of $800.0 million.
     The Senior Notes Indenture contains certain covenants that BKC must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, and guarantees of indebtedness by subsidiaries. As of March 31, 2011, the Company was in compliance with all covenants of our Senior Notes.
Interest Rate Cap Agreements
     Following the Transactions, we entered into two deferred premium interest rate caps, one of which was denominated in U.S. dollars (notional amount of $1.5 billion) and the other denominated in Euros (notional amount of €250 million) (the “Cap Agreements”). The six year Cap Agreements are a series of 25 individual caplets that reset and settle on the same dates as the Term Loan Facility. The deferred premium associated with the Cap Agreements was $47.7 million for the U.S. dollar denominated exposure and €9.4 million for the Euro denominated exposure. After we entered into the Amended Credit Agreement, we modified our interest rate cap denominated in Euros to reduce its notional amount by €50 million throughout the life of the caplets. Additionally, we entered into a new interest rate cap agreement denominated in U.S. dollars (notional amount of $90 million, with a strike price of 1.50% (the “New Cap Agreement”). The terms of the New Cap Agreement are substantially similar to those described above and the Cap Agreements were not otherwise revised by these modifications.
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

     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $66.0 million during the three months ended March 31, 2011, compared to $77.2 million during the three months ended March 31, 2010. The decrease in cash provided by operating activities during the three months ended March 31, 2011 resulted primarily from a decrease in earnings, as adjusted for non-cash items, such as depreciation and amortization gains and losses on the remeasurement of foreign denominated transactions and other non-cash income and expenses.
     Investing Activities
     Cash provided by investing activities was $0.1 million during the three months ended March 31, 2011 compared to cash used for investing activities of $31.3 million during the three months ended March 31, 2010.
     Capital expenditures for new restaurants include the costs to build new Company restaurants as well as properties for new restaurants that we lease to franchisees. Capital expenditures for existing restaurants consist of the purchase of real estate related to existing restaurants, maintenance capital required for each Company restaurant to maintain its appearance in accordance with our standards and investments in new equipment and remodeling. Capital expenditures made for existing restaurants also include investments we make in properties we lease or sublease to franchisees, including contributions we make towards leasehold improvements completed by franchisees on properties we own. Other capital expenditures include investments in information technology systems and corporate furniture and fixtures. The following table presents capital expenditures, by type of expenditure:

	Successor	Predecessor
	For the
	Three Months Ended
	March 31,
	2011	2010
	(In millions)
New restaurants	$1.8	$6.7
Existing restaurants	7.5	15.9
Other, including corporate	0.4	3.7

Total	$9.7	$26.3

     We expect cash capital expenditures of approximately $75 million to $85 million in 2011 to fund new restaurant development, maintenance capital requirements, our restaurant reimaging program, operational initiatives in our restaurants and other corporate expenditures. Our actual capital expenditures may be affected by economic and other factors. We expect to continue to review our level of capital expenditures throughout the remainder of 2011.

     Financing Activities
     Cash used for financing activities was $9.5 million during the three months ended March 31, 2011, compared to $22.0 million during the three months ended March 31, 2010. The primary use of cash for financing activities during the three months ended March 31, 2011 was the payment of fees and expenses related to the Amended Credit Agreement.
Commitments and Off-Balance Sheet Arrangements
     For information on Commitments and Contingencies, see Note 15 to the accompanying unaudited condensed consolidated financial statements and Note 21, “Commitments and Contingencies” to the Consolidated Financial Statements contained in Part II, Item 8 of the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There were no material changes during the three months ended March 31, 2011 to the disclosures made in Part II, Item 7A of our Transition Report on Form 10-K for the six-month period ended December 31, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our highly franchised business model; our expectations regarding our ability to refranchise up to half of the current Company restaurant portfolio within the next three to five years; our expectations and belief regarding our ability to decrease overall salary and fringe benefits and other corporate non-personnel general and administrative expenses on an annual run rate basis by approximately $85 million to $110 million; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates following the Transactions and the impact of changes in interest rates on the amount of our interest payments, future earnings and cash flows; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety, and the impact of negative sales and traffic on our business, including the risk that we will be required to incur non-cash impairment or other charges that reduce our earnings;

•	Risks related to our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our Credit Facilities and Senior Notes;

•	Risks related to the financial strength of our franchisees, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions and rents, and an inability to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all;

•	Risks arising from the significant and rapid fluctuations in interest rates and in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Risks related to adverse weather conditions and other uncontrollable events, and the impact of such events on our operating results;

•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our domestic and international growth strategy and risks related to our international operations;

•	Risk related to the concentration of our restaurants in limited geographic areas, such as Germany, where we have experienced and may continue to experience declining sales and operating profits;

•	Our ability to realize anticipated cost savings and efficiencies, including those arising from our recent staff reductions and cost reduction plans and our ability to successfully implement our business strategy with reduced personnel;

•	Our ability to manage changing labor conditions and costs in the U.S. and internationally, including future mandated health care costs, if we or our franchisees choose not to pass, or cannot pass, these increased costs on to our guests;

•	Our ability and the ability of our franchisees to manage cost increases;

•	Our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to food safety, including foodborne illness and food tampering, and the safety of toys and other promotional items available in our restaurants;

•	Risks arising from the interruption or delay in the availability of our food or other supplies, including those that would arise from the loss of any of our major distributors, particularly in those international markets where we have a single distributor;

•	Our ability to successfully execute our portfolio management strategy to increase sales and profitability and to reposition our remodeling program to drive meaningful sales lifts and maximize return on capital;

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our Amended Credit Agreement and Senior Notes Indenture;

•	Risks related to the ability of counterparties to our Credit Facilities, interest rate caps and foreign currency forward contracts to fulfill their commitments and/or obligations;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Risks related to changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and continued losses in certain international Company restaurant markets and changes resulting from the Transactions that could negatively impact our effective tax rate and our ability to utilize foreign tax credits to offset our U.S. income taxes;

•	Risks related to the reasonableness of our tax estimates, including sales, excise, GST, VAT and other taxes;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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
     Castenada v. Burger King Corp. and Burger King Corporation., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a class action lawsuit was filed against BKC in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by BKC and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, BKC agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit styled Vallabhapurapu v. Burger King Corporation, No. C11-00667 (U.S. District Court for the Northern District of California) was filed with respect to the other 86 restaurants. BKC intends to vigorously defend against all claims in the lawsuit, but BKC is unable to predict the ultimate outcome of this litigation.
     National Franchisee Association v. Burger King Corporation, No. 09-CV-23435 (U.S. District Court for the Southern District of Florida) and Family Dining, Inc. v. Burger King Corporation, No. 10-CV-21964 (U.S. District Court for the Southern District of Florida). The National Franchisee Association, Inc. (NFA) and several individual franchisees filed these class action lawsuits on November 10, 2009, and June 15, 2010, respectively, claiming to represent Burger King franchisees. The lawsuits seek a judicial declaration that the franchise agreements between BKC and its franchisees do not obligate the franchisees to comply with maximum price points set by BKC for products on the BK Value Menu sold by the franchisees, specifically the 1/4 lb. Double Cheeseburger and the Buck Double. The Family Dining plaintiffs also seek monetary damages for financial loss incurred by franchisees who were required to sell those products for no more than $1.00. In May 2010, the court entered an order in the National Franchisee Association case granting in part BKC’s motion to dismiss. The court held that BKC had the authority under its franchise agreements to set maximum prices but that, for purposes of a motion to dismiss, the NFA had asserted a “plausible” claim that BKC’s decision may not have been made in good faith. Both cases were consolidated into a single consolidated class action complaint which BKC moved to dismiss on September 22, 2010. On November 19, 2010, the court issued an order granting BKC’s motion to dismiss on all claims in the consolidated complaint with prejudice. On December 14, 2010, the plaintiffs filed a motion asking the court to reconsider its decision, and on December 17, 2010, the plaintiffs filed a notice of appeal to the U.S. Circuit Court of Appeals. On February 2, 2011, the court permitted the plaintiffs to file an amended complaint. On April 18, 2011, BKC and the NFA agreed to settle the lawsuit. The settlement does not include any financial compensation to either side.

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
     On March 16, 2011, the Florida court gave preliminary approval to the proposed settlement. The court has scheduled a hearing on June 15, 2011 to determine whether to finally approve the settlement.
     From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.
Item 1A. Risk Factors
     Item 1A of Part I of our Transition Report on Form 10-K for the six-month transition period ended December 31, 2010, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

Item 5. Other Information
Adoption of 2011 Omnibus Incentive Plan
     On February 2, 2011, the Board of Directors of Parent approved and adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The following summary describes the material terms of the Omnibus Incentive Plan. This summary is not a complete description of all provisions of the Omnibus Incentive Plan and is qualified in its entirety by reference to the Omnibus Incentive Plan, which is attached as Exhibit 10.76 to this report.
     Authorized Shares. Parent established the Omnibus Incentive Plan to motivate participants to perform to the best of their abilities and to align the interests of participants with the interests of 3G Capital by giving participants an ownership interest in Parent through the granting of awards under the Omnibus Incentive Plan. Awards with respect to a maximum of 5,000 full shares (5 million millishares, or .001 of one full share) of common stock of Parent (“Parent Common Stock”) may be granted under the Omnibus Incentive Plan to any employee, director, consultant or advisor of the Company or one of its subsidiaries. As of March 31, 2011, option awards covering 3,634,616 millishares of Parent Common Stock had been granted under the Omnibus Incentive Plan, of which 158,027 millishares were forfeited due to termination of employment. Shares (or fractional shares) delivered pursuant to an award may consist, in whole or in part, of authorized and unissued shares or of shares held in Parent’s treasury. Any shares that are subject to an award that expires, terminates or is otherwise cancelled or settled without the issuance of such shares will again be available for grant under the Omnibus Incentive Plan.
     Administration. The Omnibus Incentive Plan is administered by the Compensation Committee of the Board of Directors of Parent (the “Committee”) or such other committee of the Board of Directors that the Board so designates. The Committee has authority to, among other things, administer, construe and interpret the Omnibus Incentive Plan, select individuals for participation in the Plan, make rules for carrying out the Plan and make all determinations and findings deemed necessary or advisable for the administration of the Plan. The Committee’s decisions are conclusive and binding upon all persons.
     Types of Awards. The Omnibus Incentive Plan permits the grant of the following types of awards:
•	Investment Rights: an opportunity to purchase full or fractional shares of Parent Common Stock. Investment Rights entitle a participant to purchase for cash a stated number of millishares at a stated purchase price that is not less than the fair market value of a millishare as of the date of grant;

•	Options: an option or right to purchase full or fractional shares of Parent Common Stock for a stated price, subject to certain vesting and other conditions;

•	Restricted Stock Units: a contractual right (denominated in shares or fractional shares) which represents the right to receive a share (or fractional shares) or the value of a share (or fractional shares) at a future date, subject to certain vesting and other conditions;

•	Restricted Stock: a share (or fractional share) bearing a legend referring to the terms, conditions and restrictions applicable to such restricted stock. The Committee may impose limitations on the right to vote, receive dividends, transfer or such other restrictions as the Committee shall deem appropriate;

•	Stock Appreciation Rights (SARs): a right based on an increase in value of shares (or millishares) over a specific period of time, exercisable upon such terms and conditions set by the Committee. Freestanding SARs shall not have a term of greater than 10 years or, unless it is a substitute award, an exercise price less than 100% of the fair market value of the share on the date of grant;

•	Performance Awards: a right denominated as a cash amount, number of shares (or millishares) or a combination thereof, that is earned or becomes exercisable upon achievement or satisfaction of performance conditions specified by the Committee. In addition, the Committee may specify that any other award shall constitute a Performance Award by conditioning the right to exercise, settle or receive the award upon achievement or satisfaction of such performance and other conditions specified by the Committee. Performance measures may vary from Performance Award to Performance Award and from participant to participant, and may be established on a freestanding basis, in tandem or in the alternative;

•	Dividend Equivalents: a right to receive cash, shares, other awards or other property equal in value to dividends paid with respect to shares (or millishares); and

•	Other Awards: other awards of cash, shares or other property as may be authorized by the Committee upon such other terms and conditions to be determined by the Committee and subject to limitations under applicable law.
     Transfer Restrictions. The transfer of any awards will be subject to any restrictions imposed by the Committee in the applicable award agreement, management shareholders’ agreement or board member shareholders’ agreement, as applicable, or in any other agreement applicable to the award.
     Mergers, Consolidations and other Reorganizations; Changes in Control. If there is a merger, consolidation or other reorganization, or in the event of any Change in Control (as defined in the Omnibus Incentive Plan), or the sale of shares representing 25% or more of the combined voting power of all of the then outstanding shares of Parent, BKC, the Company or any owner of Parent, or if 3G no longer has the ability to appoint 25% or more of the directors of Parent, BKC, the Company or any owner of Parent, then unless otherwise provided in any award agreement or any other agreement between Parent or any subsidiary and the participant, outstanding awards may be dealt with in accordance with the several approaches enumerated in the Omnibus Incentive Plan, as determined by the agreement effectuating the transaction, or if, and to the extent not so determined, as determined by the Committee, without obtaining the consent or agreement of the participants. These approaches include: (a) the continuation of the outstanding awards by Parent, if Parent is the surviving entity, (b) the assumption or substitution for the outstanding awards by the surviving entity, its parent or subsidiary, (c) full exercisability or vesting and accelerated expiration of the outstanding awards, or (d) settlement of the value of the outstanding awards in cash or cash equivalents or other property followed by cancellation of such awards. If and to the extent that the approach chosen results in an acceleration or potential acceleration of the exercisability, vesting or settlement of any award, the Committee may impose such conditions, including without limitation a requirement that some or all of the proceeds from the accelerated portion of the award be held in escrow and/or remain subject to risks of forfeiture or other conditions as it shall determine, provided that those risks of forfeiture or other conditions are not in the good faith judgment of the Committee more restrictive than those under the original terms of the award agreement.
     Restrictive Covenants. The Committee may provide in an award agreement that failure by a participant to comply with any restrictive covenant contained in such agreement, including non-competition, non-disclosure and non-solicitation covenants, may result in, among other things, the forfeiture of awards or the obligation to repay any profits derived from such awards.
     Share and Exercise Price Adjustments. In the event that any dividend or other distribution (whether in the form of cash, shares or other securities), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation or other similar corporate transaction or event affects the shares or any award such that an adjustment is determined by the Committee to be required in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Omnibus Incentive Plan, the Committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and type of shares which thereafter may be made the subject of awards, (ii) the number and type of shares subject to outstanding awards, and (iii) the grant, purchase or exercise price with respect to any award or, if deemed appropriate, make provision for a cash payment to the holder of an outstanding award.
     Amendment and Termination. The Board of Directors of Parent may amend, alter, suspend, discontinue or terminate the Omnibus Incentive Plan, except that no amendment shall be made without the approval of our stockholders (if the shares are principally traded or quoted on a stock exchange and shareholder approval is required by the rules of the applicable exchange or is required by applicable law), and no amendment may adversely affect the rights of a participant without a participant’s consent, except to the extent such amendment is made to cause the Omnibus Incentive Plan to comply with applicable laws, rules or regulations.
     Duration of Omnibus Incentive Plan. The Omnibus Incentive Plan was effective on February 2, 2011. No award may be granted under the Plan after February 1, 2021. However, unless otherwise expressly provided in the Omnibus Incentive Plan or in an applicable award agreement, any award granted prior to this date may extend beyond such date, and the authority of the Committee to administer and to amend, suspend or terminate any such award, or to waive any conditions or rights under any such award, and the authority of the Board of Directors of Parent to amend the Plan, will extend beyond such date.

Annual Bonus Program
     On February 2, 2011, the Committee approved, under the Omnibus Incentive Plan, the annual bonus program for 2011 (the “2011 Bonus Program”), which provides for performance-based cash bonus awards for 2011 for certain executives, including the following named executive officers: Bernardo Hees, our Chief Executive Officer, and Jonathan Fitzpatrick, our Executive Vice President and Chief Brand and Operations Officer. The incentive payout for participants under the 2011 Bonus Program is calculated for each eligible employee as a percentage of his or her base salary and is based on Company business performance and individual performance. The formula for determining an eligible employee’s cash incentive under the 2011 Bonus Program (the “Bonus Payout”) is:

		Achievement		Global
Target Bonus	X	Percentage	X	Multiplier	=	Bonus Payout

     Target Bonus: A participant’s “Target Bonus” is his or her current base salary, multiplied by his or her target bonus percentage. The target bonus percentage is expressed as a percentage of current base salary. Mr. Hees’ current base salary is $750,000 and his target bonus percentage is 200% of his base salary. Therefore, his target bonus is $1.5 million. In the case of Mr. Fitzpatrick, on April 11, 2011, the Board of Directors of the Company approved an increase in his base salary from $350,000 to $400,000, effective April 1, 2011, and an increase in his target bonus percentage from 120% to 140% of his base salary, effective for the full 2011 calendar year. Accordingly, Mr. Fitzpatrick’s target bonus is $560,000.
     Achievement Percentage: An executive’s Achievement Percentage is made up of two components: Business Achievement and Individual Achievement. “Business Achievement” means the level of financial performance of the Company against worldwide, regional, country or division targets established by the Company for that year based on the scope of a participant’s role within the Company. EBITDA, subject to adjustment by the Company (“Adjusted EBITDA”), is the financial measure used to evaluate Business Achievement. Adjusted EBITDA for each target measured with respect to a participant must reach at least 80% of the target established by the Company for that year in order for there to be a bonus payout attributable to that target.
     “Individual Achievement” means a participant’s overall achievement of his or her MBOs, or Management Business Objectives, expressed as a percentage of completion (100% being completion of all MBOs). If a participant’s Individual Achievement is less than 50%, then he or she will not receive a Bonus Payout for that year even if the Business Achievement target is met.
     Business Achievement and Individual Achievement are each weighted 50% of the Achievement Percentage.
     Global Multiplier: The Company has established a “minimum”, “target” and “maximum” Global Multiplier to adjust the Bonus Payout based upon performance against EBITDA growth targets established by the Company (the “Worldwide Plan”). The “minimum” level represents an 80% payout, the “target” level represents a 100% payout, and the “maximum” level represents up to a 120% payout. To the extent achievement against the 2011 Worldwide Plan falls between the minimum level and target level, the Global Multiplier would be between 80% and 100%. Likewise, to the extent achievement against the 2011 Worldwide Plan falls between the target level and the maximum level, the Global Multiplier would be between 100% and 120%. Subject to certain exceptions, the Company must achieve at least 80% of the Worldwide Plan for any participant to receive a payout under the 2011 Bonus Program.
     Overriding Payment Qualifiers. If the Company does not achieve the minimum free cash flow target established by the Company for 2011, then the bonus payout for all participants will be reduced by 30%.
     ZBB Qualifier: If the 2011 budget established by the Company for a function head or region is exceeded, then no participant within that function or region, as applicable, will receive a Bonus Payout for 2011.
     A participant must be employed by the Company on the last day of 2011 to be entitled to incentive compensation under the 2011 Bonus Program. A participant will generally be eligible to receive a pro rata amount of the bonus if he or she dies prior to the end of 2011 or if his or her employment terminates during 2011 and, upon such termination, he or she is eligible to receive severance, provided that he or she was employed by the Company for at least six months during 2011.

February 2011 and May 2011 Executive Equity Grants
     On February 2, 2011, the Compensation Committee of the Board of Directors of Parent approved, and on February 3, 2011, Parent granted, options to purchase an aggregate of 3,634,616 millishares (or .001 of one full share) of Parent Common Stock under the Omnibus Incentive Plan to key employees and members of the Board of Directors of Parent, including 632,111 millishares to Mr. Hees and 126,422 to Mr. Fitzpatrick, the Company’s remaining named executive officers. Two other named executive officers, Anne Chwat, our former General Counsel and Secretary, and Natalia Franco, our former Chief Global Marketing Officer, received option grants of 189,633 and 158,027 millishares, respectively, but these awards were forfeited upon termination of their employment with the Company. The exercise price per millishare is $15.82, and the options vest 100% on October 19, 2015, provided the employee is continuously employed by BKC or one of its subsidiaries and the director remains on the board of Parent. The form of Option Award Agreement issued in connection with these option grants is attached as Exhibit 10.77 to this report.
     On May 1, 2011, Parent made a special grant of options to purchase 63,211 millishares of Parent Common Stock under the Omnibus Incentive Plan to Mr. Fitzpatrick. This special grant was approved by the Board of Directors of the Company on April 11, 2011. The options have the same exercise price and vesting schedule as the February 3, 2011 option grant. This special grant was made in recognition of the additional responsibilities conferred upon Mr. Fitzpatrick in February 2011, when he assumed the newly created role of Executive Vice President, Chief Brand and Operations Officer with responsibility for global operational standards, global product marketing and innovation and global insights.
Investment Offer
     On March 1, 2011, Parent offered officers of the Company who had proceeds from certain equity grants made in August 2010 deposited into trust, a one-time opportunity until April 19, 2011, to purchase millishares of Parent Common Stock under the Omnibus Incentive Plan (“Investment Shares”) at a purchase price of $15.82 per millishare. An officer who elects to purchase Investment Shares will also receive an option to purchase two millishares for each Investment Share purchased, at an exercise price of $15.82 per millishare. Mr. Fitzpatrick was one of the officers of the Company offered this investment opportunity.
Other Compensation Decisions
     In recognition of Mr. Fitzpatrick’s expanded role, on April 11, 2011, the Board of Directors of the Company approved an increase in his base salary from $350,000 to $400,000, effective April 1, 2011, and an increase in his target bonus percentage from 120% to 140% of his base salary, effective for the full 2011 calendar year.
     In addition, all officers of BKC and its subsidiaries will have the opportunity to use up to 50% of their pre-tax performance based bonus for calendar year 2012 and certain subsequent calendar years (the “Conversion Amount”) to purchase millishares of Parent Common Stock. The minimum Conversion Amount is $10,000. All applicable taxes will be paid on the bonus, and the purchase of millishares will be made using after-tax dollars. An officer who elects to participate will receive a number of millishares having a value, as of the last day of the calendar year for which the bonus is earned (the “Valuation Date”), equal to the annual bonus amount foregone. The number of millishares issued will be based on the Fair Market Value (as defined in the Omnibus Incentive Plan) of a millishare on the Valuation Date, as determined by a third party appraisal.
     Officers who elect to purchase millishares of Parent Common Stock in lieu of a portion of their cash bonus will be eligible to receive a grant of options (“Bonus Options”) with respect to millishares of Parent Common Stock having a Fair Market Value equal to two times the Option Match (as defined below) in the case of officers who are executive vice presidents; 1.5x the Option Match, in the case of officers who are senior vice presidents; and 1x the Option Match, in the case of officers who are vice presidents.
     The Option Match is equal to (i) a percentage calculated by dividing the Conversion Amount by the after-tax bonus amount (not to exceed 50%), multiplied by (ii) the pre-tax bonus amount. The exercise price of the Bonus Options will be based on the Fair Market Value of a millishare of Parent Common Stock on the Valuation Date and the Bonus Options will cliff vest five years from the grant date.

Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description

10.76	Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan

10.77	Form of Option Award Agreement issued under Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: May 12, 2011	By:	/s/ Daniel Schwartz
		Name:	Daniel Schwartz
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.76	Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan

10.77	Form of Option Award Agreement issued under Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002