Form 10-Q
period 2011-06-30
Burger King Holdings Inc
filed 2011-08-11
CIK 1352801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2011, there were 100,000 shares of the Registrant’s Common Stock outstanding, all of which were owned by Burger King Capital Holdings, LLC, the Registrant’s parent holding company. The registrant’s Common Stock is not publicly traded.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but is not subject to such filing requirements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Page
PART I — Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	58
Item 4. Controls and Procedures	58
PART II — Other Information
Item 1. Legal Proceedings	61
Item 1A. Risk Factors	62
Item 5. Other Information	62
Item 6. Exhibits	64
Signatures	65
Index to Exhibits	66
EX-10.78
EX-31.1
EX-31.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — Financial Information
Item1. Financial Statements
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	June 30,	December 31,
	2011	2010
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$282.2	$207.0
Trade and notes receivable, net	144.5	148.0
Prepaids and other current assets, net	158.3	159.2
Deferred income taxes, net	27.6	23.2

Total current assets	612.6	537.4

Property and equipment, net of accumulated depreciation of $90.4 million and $26.4 million, respectively	1,117.9	1,161.4
Intangible assets, net	2,938.9	2,877.6
Goodwill	634.4	634.4
Net investment in property leased to franchisees	255.1	258.3
Other assets, net	207.1	226.0

Total assets	$5,766.0	$5,695.1

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts and drafts payable	$59.0	$90.2
Accrued advertising	85.3	82.5
Other accrued liabilities	231.9	247.8
Current portion of long term debt and capital leases	30.6	32.9

Total current liabilities	406.8	453.4

Long-term debt, net of current portion	2,692.3	2,652.0
Capital leases, net of current portion	97.2	99.3
Other liabilities, net	355.3	379.7
Deferred income taxes, net	660.8	652.2

Total liabilities	4,212.4	4,236.6

Commitments and Contingencies (Note 15)

Stockholder’s equity:
Common stock, $0.01 par value; 200,000 shares authorized at June 30, 2011 and December 31, 2010; 100,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	1,563.5	1,563.5
(Accumulated deficit) / retained earnings	(62.2)	(102.2)
Accumulated other comprehensive income (loss)	52.3	(2.8)

Total stockholder’s equity	1,553.6	1,458.5

Total liabilities and stockholder’s equity	$5,766.0	$5,695.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Company restaurant revenues	$419.0	$454.1	$811.6	$893.3
Franchise revenues	148.8	140.3	281.0	270.2
Property revenues	28.4	28.6	56.7	56.4

Total revenues	596.2	623.0	1,149.3	1,219.9
Company restaurant expenses:
Food, paper and product costs	135.4	147.2	262.4	285.2
Payroll and employee benefits	122.2	139.3	242.2	277.5
Occupancy and other operating costs	110.8	119.2	219.5	232.5

Total company restaurant expenses	368.4	405.7	724.1	795.2

Selling, general and administrative expenses	106.0	121.1	212.2	238.9
Property expenses	17.7	14.7	35.9	29.9
Other operating (income) expense, net	0.3	(1.3)	5.3	(5.8)

Total operating costs and expenses	492.4	540.2	977.5	1,058.2

Income from operations	103.8	82.8	171.8	161.7

Interest expense	47.7	12.2	99.4	24.4
Interest income	(0.4)	(0.2)	(1.6)	(0.5)

Total interest expense, net	47.3	12.0	97.8	23.9
Loss on early extinguishment of debt	—	—	19.6	—

Income before income taxes	56.5	70.8	54.4	137.8
Income tax expense	13.7	21.8	14.4	47.8

Net income	$42.8	$49.0	$40.0	$90.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Cash flows from operating activities:
Net income	$40.0	$90.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.7	59.3
Loss on early extinguishment of debt	19.6	—
(Gain) on hedging activities	—	(0.9)
Amortization of deferred financing cost and debt issuance discount	6.9	1.0
Loss on remeasurement of foreign denominated transactions	1.5	47.1
Loss (gains) on refranchisings, dispositions of assets and release of unfavorable lease obligation	0.7	(6.5)
Impairment on non-restaurant properties	—	1.7
Bad debt expense, net of recoveries	1.1	0.4
Share-based compensation	0.6	8.3
Deferred income taxes	16.1	16.6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	8.7	(13.6)
Prepaids and other current assets	7.3	(18.5)
Accounts and drafts payable	(33.0)	2.1
Accrued advertising	4.1	2.8
Other accrued liabilities	(31.5)	2.8
Other long-term assets and liabilities	(10.3)	(4.3)

Net cash provided by operating activities	100.5	188.3

Cash flows from investing activities:
Payments for property and equipment	(23.5)	(86.5)
Proceeds from refranchisings, disposition of assets and restaurant closures	11.7	16.2
Investments related to unconsolidated entities	(2.7)
Payments for acquired franchisee operations, net of cash acquired	—	(13.2)
Return of investment on direct financing leases	4.0	4.3
Other investing activities	(4.4)	(2.1)

Net cash used for investing activities	(14.9)	(81.3)

Cash flows from financing activities:
Proceeds from term debt	1,860.0	—
Repayments of term debt and capital leases	(1,852.4)	(34.0)
Borrowings under revolving credit facility	—	9.0
Repayments of revolving credit facility	—	(9.0)
Payment of financing costs	(23.1)	—
Dividends paid on common stock	—	(17.1)
Proceeds from stock option exercises	—	3.8
Repurchases of common stock	—	(0.3)
Excess tax benefits from share-based compensation	—	2.6

Net cash used for financing activities	(15.5)	(45.0)

Effect of exchange rates on cash and cash equivalents	5.1	(14.3)
Increase in cash and cash equivalents	75.2	47.7
Cash and cash equivalents at beginning of period	207.0	139.9

Cash and cash equivalents at end of period	$282.2	$187.6

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Successor	Predecessor
	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$93.5	$23.8
Income taxes paid	$13.3	$33.2
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$—	$1.8
Net investment in direct financing leases	$0.5	$7.3
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
     On September 2, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Burger King Worldwide Holdings, Inc., formerly known as Blue Acquisition Holding Corporation, a Delaware corporation (“Parent”) and Blue Acquisition Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly-owned subsidiary of Parent established as an acquisition vehicle for the purpose of acquiring the Company. In accordance with the terms of the Merger Agreement, on October 19, 2010 (the “Merger Date”), Merger Sub completed its acquisition of 100% of the Company’s equity (the “Acquisition”) and merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Parent is owned 99.9% by 3G Special Situations Fund II, L.P. (“3G”), which is an affiliate of 3G Capital Partners, Ltd., a private equity investment firm based in New York (“3G Capital” or the “Sponsor”). The common stock of BKH ceased to be traded on the New York Stock Exchange after close of market on October 19, 2010 and BKH continues operations as a privately-held company. The Acquisition, Merger and related financing transactions are collectively referred to as the “Transactions”.
     On April 8, 2011, Parent transferred all of its equity interests in BKH to Burger King Capital Holdings, LLC, a Delaware limited liability company (“BKCH”), in exchange for membership interests in BKCH. As a result, BKCH became a wholly-owned subsidiary of Parent and the Company became a wholly-owned subsidiary of BKCH.
Note 2. Basis of Presentation and Consolidation
     The Company has prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010 filed with the SEC on March 23, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
     The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
     As discussed in Note 1, the Company was acquired by an affiliate of 3G Capital in a transaction accounted for as a business combination using the acquisition method of accounting. In addition, Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 805-50-S99-1 “Business Combinations — Related Issues” requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting.
     During the quarter ended June 30, 2011, the Company adjusted its preliminary estimate of the fair value of net assets acquired. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed remains preliminary and reflects various revised fair value estimates and analyses as of June 30, 2011, including work performed by third-party valuation specialists. The preliminary computations of consideration and the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed as of June 30, 2011 are presented in the tables below (in millions) and remain subject to revision as valuations are finalized and the Company completes its review of the valuations.

As of 10/19/2010
Cash paid for shares outstanding (1)	$3,277.3
Settlement of outstanding stock-based compensation	48.1

Total consideration	$3,325.4

Preliminary Allocation of Consideration:

As of 10/19/2010
Current assets	$508.1
Property and equipment	1,168.7
Intangible assets	2,929.4
Net investment in property leased to franchisees	258.4
Other assets, net	87.4
Current liabilities	(458.1)
Term debt	(667.4)
Capital leases	(99.9)
Other liabilities	(390.6)
Deferred income taxes, net	(645.0)

Net assets acquired	$2,691.0

Excess purchase price attributed to goodwill	$634.4

(1)	Represents cash paid, based on a $24.00 per share price, for 136,555,642 outstanding shares.
     The adjustment to the Company’s preliminary estimate of net assets acquired resulted in a corresponding $104.1 million increase in estimated goodwill due to the following changes to preliminary estimates of fair values and allocation of purchase price (in millions):

Increase (Decrease) in
Goodwill
Change in:
Property and equipment	$31.3
Intangible assets	53.1
Net investment in property leased to franchisees	(118.1)
Other assets, net	(0.2)
Current liabilities	(2.1)
Capital lease obligation	35.5
Deferred income taxes, net	(71.7)
Other, net	176.3

Total increase in goodwill	$104.1

     All purchase price allocation adjustments have been reflected on a retrospective basis as of the Merger Date. Additionally, the Company’s results of operations were retrospectively adjusted to reflect the effects of these revisions to the Company’s preliminary purchase price allocation.
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
     During the six months ended June 30, 2011, Parent granted options to purchase up to 4,050,059 millishares to key employees and members of the Board of Directors of Parent. The exercise price per millishare is $15.82, and the options vest 100% on October 19, 2015, provided the employee is continuously employed by BKC or one of its subsidiaries or the director remains on the board of Parent, as applicable. The grant date fair value of the options granted was $1.96 per millishare and was estimated using the Black-Scholes option pricing model based on the following weighted-average input assumptions: exercise price of $15.82 per share; risk-free interest rate of 1.93%; expected term of 5.0 years; expected volatility of 35.0%; and expected dividend yield of zero. The compensation cost related to these granted options will be recognized ratably over the requisite service period.
     The Company recorded $0.4 million and $0.6 million of share-based compensation expense in selling, general and administrative expenses for the three and six months ended June 30, 2011, respectively. No stock options were exercised during the three and six months ended June 30, 2011.

Predecessor
     The Predecessor recorded $4.0 million and $8.3 million of share-based compensation expense for the three and six months ended June 30, 2010, respectively, in selling, general and administrative expenses. Excess tax benefits from stock options exercised of $2.6 million in the six months ended June 30, 2010 were reported as financing cash flows in the accompanying condensed consolidated statements of cash flows.
Note 4. Restaurant Acquisitions, Closures and Dispositions
    Acquisitions
     Restaurant acquisitions are summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions, except restaurant count)
Number of restaurants acquired	—	1	—	36
Prepaids and other current assets	$—	$0.1	$—	$1.8
Property and equipment, net	—	—	—	4.9
Goodwill and other intangible assets	—	0.3	—	6.8
Other assets, net	—	—	—	2.1
Assumed liabilities	—	—	—	(2.4)
Total purchase price	$—	$0.4	$—	$13.2

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
     Closures and dispositions are summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except restaurant count)
Number of restaurant closures	5	11	12	16
Number of refranchisings	8	79	11	79
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$1.3	$0.1	$1.8	$(3.1)
Note 5. Prepaids and Other Current Assets, net
     Included in prepaids and other current assets, net, were prepaid expenses of $50.3 million and $38.7 million, inventories totaling $13.8 million and $15.6 million, foreign currency forward contracts of $0.4 million and $7.9 million, and refundable income taxes of $93.8 million and $85.9 million as of June 30, 2011 and December 31, 2010, respectively.

Note 6. Intangible Assets, net and Goodwill
     As a result of the Merger on the Merger Date, and the related application of acquisition accounting, the Company completed a preliminary valuation of the Brand and other identifiable intangible assets as of that date. The Brand, the Company’s only intangible asset with an indefinite life, had a carrying value of $2.3 billion and $2.2 billion as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, goodwill had a carrying value of $634.4 million. The goodwill is attributable to preliminary acquisition accounting and will be allocated to reporting units upon completion of the fair value studies in 2011. The change in the carrying value of the Brand, the franchise agreements and favorable leases between December 31, 2010 and June 30, 2011 is attributable to foreign currency translation.
     The tables below present intangible assets subject to amortization:

	As of
	June 30,	December 31,
	2011	2010
	(In millions)
Franchise agreements	$501.4	$486.8
Accumulated amortization	(15.1)	(4.0)

Total, net	$486.3	$482.8

	As of
	June 30,	December 31,
	2011	2010
	(In millions)
Favorable leases	$162.2	$159.9
Accumulated amortization	(12.5)	(3.8)

Total, net	$149.7	$156.1

     The Company recorded amortization expense on intangible assets of $9.8 million and $19.5 million during the three and six months ended June 30, 2011, respectively. The Predecessor recorded amortization expense on intangible assets of $2.3 million and $4.4 million during the three and six months ended June 30, 2010, respectively.

Note 7. Comprehensive Income
     The components of total comprehensive income are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Net income	$42.8	$49.0	$40.0	$90.0

Translation adjustment	46.1	(11.3)	67.9	(9.4)

Net change in fair value of derivatives (1)	(15.7)	2.3	(13.4)	3.2
Amounts reclassified to earnings during the period from terminated caps/swaps (2)	—	(1.0)	0.6	—
Pension and post-retirement benefit plans (3)	—	(19.4)	—	(18.9)

Total other comprehensive income (loss)	30.4	(29.4)	55.1	(25.1)

Total comprehensive income	$73.2	$19.6	$95.1	$64.9

(1)	Amounts are presented net of tax of $10.6 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and $9.0 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

(2)	Amounts are presented net of tax of $0.6 million for the three months ended June 30, 2010 and $0.4 million for the six months ended June 30, 2011.

(3)	The tax effect for the three and six month period ended June 30, 2010 was not significant.
Note 8. Other Accrued Liabilities and Other Liabilities
     Included in other accrued liabilities (current), as of June 30, 2011 and December 31, 2010, were accrued payroll and employee-related benefits costs totaling $47.4 million and $30.6 million, respectively; accrued severance of $23.8 million and $42.8 million, respectively; interest payable of $17.0 million and $16.2 million, respectively; liability under the Executive Retirement Plan (the “ERP” liability) of $12.5 million and $4.9 million, respectively; foreign currency forward contracts of $0.8 million and $7.6 million, respectively; gift card liabilities of $13.3 million and $17.4 million, respectively; and sales tax payable of $19.6 million and $12.6 million, respectively.
     Included in other liabilities (non-current), as of June 30, 2011 and December 31, 2010, were accrued pension liabilities of $55.5 million and $59.3 million, respectively; liabilities for unfavorable leases of $208.8 million and $221.5 million, respectively; casualty insurance reserves of $22.1 million and $22.3 million, respectively; retiree health benefits of $25.9 million and $25.1 million, respectively; deferred income of $5.0 million and $0.5 million, respectively; ERP liability of $14.3 million and $22.1 million, respectively; and income tax payable of $11.3 million and $15.4 million, respectively.

Note 9. Long-Term Debt
Long-term debt is comprised of the following:

		Principal		Interest rates (a)
		As of
		June 30,	December 31,
				Three Months Ended	Six Months Ended
	Maturity dates	2011	2010	June 30, 2011	June 30, 2011
		(In millions)
Secured Term Loan — USD tranche (b)	2016	$1,592.0	$1,510.0	5.2%	5.7%
Secured Term Loan — Euro tranche (b)	2016	288.6	334.2	5.3%	5.9%
9 7/8% Senior Notes	2018	800.0	800.0	10.2%	10.2%
Deferred Premiums on interest rate caps — USD (See Note 11)	2016	39.1	42.4	2.5%	2.5%
Deferred Premiums on interest rate caps — EUR (See Note 11)	2016	8.9	11.1	2.9%	2.9%
Revolving Credit Facility	2015	—	—	N/A	N/A
Other	N/A	3.8	1.4

Total debt		2,732.4	2,699.1
Less: current maturities of debt		(24.7)	(27.0)

Total long-term debt		$2,707.7	$2,672.1

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and discount, as applicable, and in the case of the Company’s Secured Term Loans, the effect of interest rate caps.

(b)	Principal face amount herein is presented gross of a 1% discount of $14.2 million on the USD tranche and revolving credit facility and $1.2 million on the Euro tranche at June 30, 2011 and $16.8 million on the USD tranche and $3.3 million on the Euro tranche at December 31, 2010.
    Amended Credit Agreement
     On February 15, 2011, BKC entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “Amended Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time. Under the Amended Credit Agreement, the aggregate principal amount of secured term loans denominated in U.S. dollars was increased to $1,600.0 million and the amount of secured term loans denominated in Euros was reduced to €200.0 million (the “Term Loan Facility”). The Amended Credit Agreement also provides for a senior secured revolving credit facility for up to $150.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit), the amount of which was unchanged by the February 15, 2011 amendment (the “Revolving Credit Facility”, together with the Term Loan Facility, the “Credit Facilities”). The maturity date of the Term Loan Facility is October 19, 2016 and the maturity date of the Revolving Credit Facility is October 19, 2015.
     Under the Amended Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 2.25% for loans under the Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 3.25% for loans under the Revolving Credit Facility. Term Loan B borrowings under the Amended Credit Agreement are subject to a LIBOR floor of 1.50%.

     In connection with the Amended Credit Agreement, the Company recorded a $19.6 million loss on early extinguishment of debt during the six months ended June 30, 2011.
     As of June 30, 2011, the Company had $28.5 million in irrevocable standby letters of credit outstanding, which were issued under the Revolving Credit Facility primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Credit Facilities. As of June 30, 2011, no amounts had been drawn on any of these irrevocable standby letters of credit.
     The financial covenants, negative covenants, affirmative covenants, maturity dates, prepayment events and events of default, as described in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010, were unchanged by the February 15, 2011 amendment. As of June 30, 2011, the Company was in compliance with all covenants of the Amended Credit Agreement.
   9 7/8% Senior Notes
     We currently have outstanding $800,000,000 aggregate principal amount of 9.875% senior notes due 2018 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year, commencing on April 15, 2011. The Senior Notes mature on October 15, 2018.
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
     The Senior Notes Indenture contains certain covenants that the Company must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, guarantees of indebtedness by subsidiaries and activities of BKH. As of June 30, 2011, the Company was in compliance with all covenants of the Senior Notes Indenture.
    Other
     The Company has lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $3.6 million and $3.3 million as of June 30, 2011 and December 31, 2010, respectively. There were $2.5 million and $1.2 million of guarantees issued against these lines of credit as of June 30, 2011 and December 31, 2010, respectively.

Interest Expense
     Interest expense consists of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Secured Term Loan — USD tranche	$18.2	$—	$39.1	$—
Secured Term Loan — Euro tranche	3.4	—	7.9	—
Interest Rate Caps — USD and Euro	0.3	—	0.6	—
9 7/8% Senior Notes	19.3	—	39.1	—
Amortization on original debt issuance discount, deferred financing costs and other	4.1	6.1	7.9	12.3
Predecessor term loans (a)	—	3.5	—	7.0
Capital lease obligations	2.4	2.6	4.8	5.1

Total	$47.7	$12.2	$99.4	$24.4

(a)	The effective interest rates for the three and six month periods ended June 30, 2010 for the Predecessor term loans were each 4.7%.

Note 10. Fair Value Measurements
    Fair Value Measurements
     The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments and other investments, which consist of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan (“ERP”), as well as their location on the Company’s condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011			Fair Value Measurements at June 30, 2011
	Carrying Value and Balance Sheet Location			Assets (Liabilities)
				Quoted Prices in
				Active Markets for		Significant
				Identical	Significant Other	Unobservable
	Prepaid and Other		Other Accrued	Instruments	Observable Inputs	Inputs
Description	Current Assets	Other Assets	Liabilities	(Level 1)	(Level 2)	(Level 3)
			(In millions)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$1.7	$65.7	$—	$—	$67.4	$—

Total	$1.7	$65.7	$—	$—	$67.4	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(0.9)	$—	$(0.9)	$—
Foreign currency forward contracts (asset)	0.4	—	—	—	0.4	—
Foreign currency forward contracts (liability)	—	—	(0.8)	—	(0.8)	—

Total	$0.4	$—	$(1.7)	$—	$(1.3)	$—

Other investments:
Investments held in a rabbi trust	$—	$21.6	$—	$21.6	$—	$—

Total	$—	$21.6	$—	$21.6	$—	$—

	As of December 31, 2010			Fair Value Measurements at December 31, 2010
	Carrying Value and Balance Sheet Location			Assets (Liabilities)
				Quoted Prices in
				Active Markets for		Significant
				Identical	Significant Other	Unobservable
	Prepaid and Other		Other Accrued	Instruments	Observable Inputs	Inputs
Description	Current Assets	Other Assets	Liabilities	(Level 1)	(Level 2)	(Level 3)
			(In millions)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$11.1	$80.0	$—	$—	$91.1	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	0.1	—

Total	$11.2	$80.0	$—	$—	$91.2	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(2.6)	$—	$(2.6)	$—
Foreign currency forward contracts (asset)	7.8	—	—	—	7.8	—
Foreign currency forward contracts (liability)	—	—	(7.6)	—	(7.6)	—

Total	$7.8	$—	$(10.2)	$—	$(2.4)	$—

     The Company’s derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.
     At June 30, 2011, the fair value of the Company’s variable rate term debt and the Senior Notes were estimated at $2,717.9 million, compared to a carrying amount of $2,665.2 million, net of original issue discount. At December 31, 2010, the fair value of the Company’s variable rate term debt and the Senior Notes were estimated at $2,731.0 million, compared to a carrying amount of $2,624.1 million, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.
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
     The interest rate cap contracts are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable rate interest payments, changes in the derivatives’ fair values are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. At each cap maturity date, the portion of fair value attributable to the matured cap will be reclassified from AOCI into earnings as a component of interest expense.
    Interest Rate Swaps
     The Predecessor entered into receive-variable, pay-fixed interest rate swap contracts to hedge a portion of the Predecessor’s forecasted variable-rate interest payments on its underlying Term Loan A and Term Loan B-1 debt (the “Predecessor’s Term Debt”). Interest payments on the Predecessor’s Term Debt were made quarterly and the variable rate on the Predecessor’s Term Debt was reset at the end of each fiscal quarter. The interest rate swap contracts were designated as cash flow hedges and to the extent they were effective in offsetting the variability of the variable-rate interest payments, changes in the derivatives’ fair value were not included in current earnings but in accumulated other comprehensive income (AOCI). These changes in fair value were subsequently reclassified into earnings as a component of interest expense each quarter as interest payments were made on the Predecessor’s Term Debt.
     In connection with the Transactions, interest rate swaps with a notional value of $500 million were terminated. The remaining interest rate swaps that were not terminated by the counterparties have a notional value of $75 million and remain classified as a liability on the Company’s consolidated balance sheet as of June 30, 2011. Future fluctuations in the fair value of remaining interest rate swaps will be included in the determination of net income (loss) until the final contracts expire in September 2011.

     Foreign Currency Forward Contracts
     The Company enters into foreign currency forward contracts, which typically have maturities between one and fifteen months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s condensed consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. The Company may enter into foreign currency forward contracts from time to time in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. Foreign currency forward contracts with a net notional amount of $1.7 million and $2.1 million were outstanding at June 30, 2011 and December 31, 2010, respectively.
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
    Credit-Risk Related Contingent Features
     The Company’s derivative instruments do not contain any credit-risk related contingent features.
     The following table presents the required quantitative disclosures for the Company’s derivative instruments (in millions):

	Successor				Predecessor
	For the Three Months Ended				For the Three Months Ended
	June 30, 2011				June 30, 2010
			Foreign Currency			Foreign Currency
	Interest Rate Caps	Interest Rate Swaps	Forward Contracts	Total	Interest Rate Swaps	Forward Contracts	Total
				(In millions)
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(26.4)	$—	$—	$(26.4)	$(3.8)	$(0.6)	$(4.4)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$1.0	$—	$(0.1)	$0.9	$(5.3)	$—	$(5.3)
Gain (loss) reclassified from AOCI into royalty income	$—	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$(0.2)	$—	$(0.2)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$(0.5)	$(0.5)	$—	$29.9	$29.9
Gain (loss) recognized in interest expense, net	$—	$1.1	$—	$1.1	$—	$—	$—

	For the Six Months Ended				For the Six Months Ended
	June 30, 2011				June 30, 2010
			Foreign Currency			Foreign Currency
	Interest Rate Caps	Interest Rate Swaps	Forward Contracts	Total	Interest Rate Swaps	Forward Contracts	Total
	(In millions)
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(22.2)	$—	$(0.1)	$(22.3)	$(7.9)	$(0.4)	$(8.3)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$1.0	$—	$—	$1.0	$(10.6)	$—	$(10.6)
Gain (loss) reclassified from AOCI into royalty income	$—	$—	$—	$—	$—	$(0.3)	$(0.3)
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$(0.2)	$—	$(0.2)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$(0.3)	$(0.3)	$—	$51.6	$51.6
Gain (loss) recognized in interest expense, net	$—	$(0.1)	$—	$(0.1)	$—	$—	$—

(1)	Includes zero in gains for the three and six months ended June 30, 2011 and $0.5 million and $0.9 million in gains for the three and six months ended June 30, 2010, respectively, related to the terminated hedges.

(2)	No ineffectiveness has been recorded in earnings related to the interest rate swap agreements during the three and six months ended June 30, 2011. The amount of ineffectiveness recorded in earnings related to interest rate swap agreements during the three and six months ended June 30, 2010 was not significant.
     The net amount of pre-tax gains and losses in accumulated comprehensive income (loss) as of June 30, 2011 that the Company expects to be reclassified into earnings within the next 12 months is $1.7 million of losses.
Note 12. Income Taxes
     The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	4.2	1.4	4.2
Costs/(Benefits) and taxes related to foreign operations	11.2	2.4	10.2	2.2
Foreign tax differential	(15.2)	(7.7)	(14.3)	(4.0)
Foreign exchange differential on tax benefits	(0.4)	0.2	(0.6)	0.9
Change in valuation allowance	(3.4)	(2.4)	(0.5)	(3.4)
Change in accrual for tax uncertainties	(0.1)	(1.2)	(1.6)	(1.0)
Foreign tax deductions	(2.7)	—	(2.7)	—
Other	(1.3)	0.3	(0.4)	0.8

Effective income tax rate	24.2%	30.8%	26.5%	34.7%

     Income tax expense was $13.7 million and $14.4 million for the three and six months ended June 30, 2011, respectively, resulting in an effective tax rate of 24.2% and 26.5%, respectively, primarily as a result of the current mix of income from multiple tax jurisdictions, and the resolution of state tax audits. Income tax expense was $21.8 million and $47.8 million for the three and six months ended June 30, 2010, respectively, resulting in an effective tax rate of 30.8% and 34.7%, respectively, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.

     The Company had $10.4 million and $12.2 million of unrecognized tax benefits at June 30, 2011 and December 31, 2010, respectively, which if recognized, would affect the effective income tax rate.
     In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will not significantly change.
     The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at June 30, 2011 and December 31, 2010 was $2.6 million and $3.2 million, respectively. Potential interest and penalties associated with uncertain tax positions recognized during the three months ended June 30, 2011 and 2010 were $0.2 million and $0.8 million. Potential interest and penalties associated with uncertain tax positions recognized during the six months ended June 30, 2011 and 2010 were $0.4 million and $0.6 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
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
Note 13. Retirement Plan and Other Postretirement Benefits
     The Company’s liability under its ERP was $26.8 million and $27.0 million at June 30, 2011 and December 31, 2010, respectively.
     A summary of the components of net periodic benefit cost for the Company’s defined benefit pension plans and other post-retirement benefits is presented below:

	Successor	Predecessor	Successor	Predecessor
	Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Service cost-benefits earned during the period	$0.7	$(0.1)	$1.1	$0.8
Interest costs on projected benefit obligations	3.4	2.4	6.1	5.4
Expected return on plan assets	(2.7)	(2.1)	(5.3)	(4.7)
Recognized net actuarial loss	(0.1)	(0.1)	(0.1)	(0.2)

Net periodic benefit cost	$1.3	$0.1	$1.8	$1.3

     Other benefits costs were $0.4 million and $0.3 million for the three months ended June 30, 2011 and June 30, 2010, respectively, and $0.9 million and $0.7 million for the six-months ended June 30, 2011 and 2010, respectively.

Note 14. Other Operating (Income) Expense, Net

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$1.3	$0.1	$1.8	$(3.1)
Litigation settlements and reserves, net	0.2	(0.2)	0.6	(0.8)
Foreign exchange net (gains) losses	(1.7)	(2.6)	1.4	(4.5)
Other, net	0.5	1.4	1.5	2.6

Other operating (income) expense, net	$0.3	$(1.3)	$5.3	$(5.8)

Note 15. Commitments and Contingencies
     In some of the matters described below, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. However, information is provided below or included in Note 21, “Commitments and Contingencies” to the Consolidated Financial Statements of the Company’s Transition Report on Form10-K for the six-month period ended December 31, 2010 regarding the nature of the contingency and, where specified, the amount of the claim associated with the loss contingency.
  Litigation
     On July 30, 2008, BKC was sued by four Florida franchisees over its decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. The court dismissed the plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. The court held a hearing on December 7, 2010 and stated that, in light of the ruling that the hours clause was unambiguous, it would grant BKC’s motion to dismiss, with prejudice, on seven of the eight claims in the amended complaint. The court denied the motion to dismiss on one claim in the amended complaint, that the hours clause was “unconscionable” under Florida law. BKC has filed a motion for summary judgment on the remaining claim and is waiting for the court’s decision on the motion.
     On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit was filed with respect to the other 86 restaurants. The plaintiffs seek injunctive relief, statutory damages, attorneys’ fees and costs. The Company intends to vigorously defend against all claims in the lawsuit, but the Company is unable to predict the ultimate outcome of this litigation.
     From time to time, the Company is involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Note 16. Segment Reporting
     The Company operates in the fast food hamburger restaurant category of the quick service restaurant segment of the restaurant industry. Revenues include retail sales at Company restaurants, franchise revenues (consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees), and property revenues. The business is managed in three distinct geographic segments: (1) United States (“U.S.”) and Canada; (2) Europe, the Middle East and Africa and Asia Pacific (“EMEA/APAC”); and (3) Latin America.
     The following tables present revenues and income from operations by geographic segment:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Revenues:
U.S. and Canada	$405.3	$426.9	$781.9	$834.0
EMEA/APAC	158.8	167.2	306.1	331.0
Latin America	32.1	28.9	61.3	54.9

Total revenues	$596.2	$623.0	$1,149.3	$1,219.9

     Other than the U.S., no other individual country represented 10% or more of the Company’s total revenues during the three and six months ended June 30, 2011. The U.S. also represented 10% or more of the Company’s total revenues during the three and six months ended June 30, 2010 and Germany represented 10% or more of the Company’s total revenues during the six months ended June 30, 2010. Revenues in the U.S. totaled $362.5 million and $701.8 million for the three and six months ended June 30, 2011, respectively, and $387.8 million and $834.0 million for the three and six months ended June 30, 2010, respectively. Revenues in Germany totaled $55.9 million and $108.4 million for the three and six months ended June 30, 2011, respectively, and $60.4 million and $126.5 million for the three and six months ended June 30, 2010, respectively.
     The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of the Company’s geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Income from Operations:
U.S. and Canada	$89.9	$79.6	$162.7	$165.4
EMEA/APAC	35.0	25.2	56.6	41.8
Latin America	12.5	10.9	25.9	19.4
Unallocated	(33.6)	(32.9)	(73.4)	(64.9)

Total income from operations	103.8	82.8	171.8	161.7
Interest expense, net	47.3	12.0	97.8	23.9
Loss on early extinguishment of debt	—	—	19.6	—

Income before income taxes	56.5	70.8	54.4	137.8
Income tax expense	13.7	21.8	14.4	47.8

Net income	$42.8	$49.0	$40.0	$90.0

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
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
As of June 30, 2011
(In millions)
(Unaudited)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$159.2	$—	$123.0	—	$282.2
Trade and notes receivable, net	87.5	—	57.0	—	144.5
Prepaids and other current assets, net	129.9	—	28.4	—	158.3
Deferred income taxes, net	26.6	—	1.0	—	27.6

Total current assets	403.2	—	209.4	—	612.6
Property and equipment, net of accumulated depreciation	906.8	—	211.1	—	1,117.9
Intangible assets, net	1,572.0	—	1,366.9	—	2,938.9
Goodwill	634.4	—	—	—	634.4
Net investment in property leased to franchisees	234.3	—	20.8	—	255.1
Intercompany receivable	388.1	—	—	(388.1)	—
Investment in subsidiaries	1,150.4	1,553.9	—	(2,704.3)	—
Other assets, net	163.2	0.3	43.1	0.5	207.1

Total assets	$5,452.4	$1,554.2	$1,851.3	$(3,091.9)	$5,766.0

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts and drafts payable	$33.9	$—	$25.1	—	$59.0
Accrued advertising	57.0	—	28.3	—	85.3
Other accrued liabilities	158.9	0.1	72.9	—	231.9
Current portion of long term debt and capital leases	28.7	—	1.9	—	30.6

Total current liabilities	278.5	0.1	128.2	—	406.8

Term debt, net of current portion	2,692.3	—	—	—	2,692.3
Capital leases, net of current portion	70.0	—	27.2	—	97.2
Other liabilities, net	279.9	—	75.4	—	355.3
Payables to affiliates	—	7.4	383.4	(390.8)	—
Deferred income taxes, net	575.3	—	85.5	—	660.8

Total liabilities	3,896.0	7.5	699.7	(390.8)	4,212.4

Stockholder’s equity:
Additional paid-in capital	1,562.5	1,563.5	1,093.9	(2,656.4)	1,563.5
(Accumulated deficit) / retained earnings	(58.4)	(65.9)	22.5	39.6	(62.2)
Accumulated other comprehensive income	52.3	49.1	35.2	(84.3)	52.3

Total stockholder’s equity	1,556.4	1,546.7	1,151.6	(2,701.1)	1,553.6

Total liabilities and stockholder’s equity	$5,452.4	$1,554.2	$1,851.3	$(3,091.9)	$5,766.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
As of December 31, 2010
(In millions)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$132.9	$0.7	$73.4	—	$207.0
Trade and notes receivable, net	94.5	—	53.5	—	148.0
Prepaids and other current assets, net	131.4	—	27.8	—	159.2
Deferred income taxes, net	22.3	—	0.9	—	23.2

Total current assets	381.1	0.7	155.6	—	537.4

Property and equipment, net of accumulated depreciation	939.5	—	221.9	—	1,161.4
Intangible assets, net	1,584.1	—	1,293.5	—	2,877.6
Goodwill	634.4	—	—	—	634.4
Net investment in property leased to franchisees	238.2	—	20.1	—	258.3
Intercompany receivable	369.9	—	—	(369.9)	—
Investment in subsidiaries	1,033.3	1,458.3	1,013.5	(3,505.1)	—
Other assets, net	194.2	—	32.0	(0.2)	226.0

Total assets	$5,374.7	$1,459.0	$2,736.6	$(3,875.2)	$5,695.1

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts and drafts payable	$58.5	$—	$31.7	—	$90.2
Accrued advertising	62.6	—	19.9	—	82.5
Other accrued liabilities	164.6	0.3	82.9	—	247.8
Current portion of long term debt and capital leases	31.0	—	1.9	—	32.9

Total current liabilities	316.7	0.3	136.4	—	453.4

Term debt, net of current portion	2,652.0	—	—	—	2,652.0
Capital leases, net of current portion	72.0	—	27.3	—	99.3
Other liabilities, net	304.6	(0.2)	75.3	—	379.7
Payables to affiliates	—	0.7	369.2	(369.9)	—
Deferred income taxes, net	570.6	—	81.6	—	652.2

Total liabilities	3,915.9	0.8	689.8	(369.9)	4,236.6

Stockholder’s equity:
Additional paid-in capital	1,562.5	1,563.5	2,099.0	(3,661.5)	1,563.5
(Accumulated deficit) retained earnings	(100.9)	(102.4)	(22.0)	123.1	(102.2)
Accumulated other comprehensive loss	(2.8)	(2.9)	(30.2)	33.1	(2.8)

Total stockholder’s equity	1,458.8	1,458.2	2,046.8	(3,505.3)	1,458.5

Total liabilities and stockholder’s equity	$5,374.7	$1,459.0	$2,736.6	$(3,875.2)	$5,695.1

Successor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2011
(In millions)
(Unaudited)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$263.7	$—	$155.3	$—	$419.0
Franchise revenues	91.6	—	57.2	—	148.8
Intercompany revenues	1.8	—	—	(1.8)	—
Property revenues	22.4	—	6.0	—	28.4

Total revenues	379.5	—	218.5	(1.8)	596.2

Company restaurant expenses:
Food, paper and product costs	86.4	—	49.0	—	135.4
Payroll and employee benefits	78.5	—	43.7	—	122.2
Occupancy and other operating costs	66.3	—	44.5	—	110.8

Total company restaurant expenses	231.2	—	137.2	—	368.4

Selling, general and administrative expenses	69.8	—	36.2	—	106.0

Intercompany expenses	—	—	1.8	(1.8)	—
Property expenses	11.7	—	6.0	—	17.7
Other operating (income) expense, net	0.1	0.2	0.4	(0.4)	0.3

Total operating costs and expenses	312.8	0.2	181.6	(2.2)	492.4

Income (loss) from operations	66.7	(0.2)	36.9	0.4	103.8

Interest expense	46.9	—	0.8	—	47.7
Intercompany interest (income) expense	(2.5)	—	2.5	—	—
Interest income	(0.4)	—	—	—	(0.4)

Total interest expense, net	44.0	—	3.3	—	47.3

Income (loss) before income taxes	22.7	(0.2)	33.6	0.4	56.5
Income tax expense	4.7	—	9.0	—	13.7

Income (loss) from continuing operations	18.0	(0.2)	24.6	0.4	42.8
Equity in earnings of subsidiaries	32.5	39.5	—	(72.0)	—

Net income	$50.5	$39.3	$24.6	$(71.6)	$42.8

Successor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2011
(In millions)
(Unaudited)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$512.8	$—	$298.8	$—	$811.6
Franchise revenues	174.5	—	106.5	—	281.0
Intercompany revenues	3.4	—	—	(3.4)	—
Property revenues	44.1	—	12.6	—	56.7

Total revenues	734.8	—	417.9	(3.4)	1,149.3
Company restaurant expenses:
Food, paper and product costs	168.0	—	94.4	—	262.4
Payroll and employee benefits	156.1	—	86.1	—	242.2
Occupancy and other operating costs	131.3	—	88.2	—	219.5

Total company restaurant expenses	455.4	—	268.7	—	724.1

Selling, general and administrative expenses	139.0	—	73.2	—	212.2

Intercompany expenses	—	—	3.4	(3.4)	—
Property expenses	23.3	—	12.6	—	35.9
Other operating (income) expense, net	1.1	0.2	4.0	—	5.3

Total operating costs and expenses	618.8	0.2	361.9	(3.4)	977.5

Income (loss) from operations	116.0	(0.2)	56.0	—	171.8

Interest expense	98.0	—	1.4	—	99.4
Intercompany interest (income) expense	(4.5)	—	4.5	—	—
Interest income	(1.1)	—	(0.5)	—	(1.6)

Total interest expense, net	92.4	—	5.4	—	97.8
Loss on early extinguishment	19.6	—	—	—	19.6

Income (loss) before income taxes	4.0	(0.2)	50.6	—	54.4
Income tax expense (benefit)	(1.8)	—	16.2	—	14.4

Income (loss) from continuing operations	5.8	(0.2)	34.4	—	40.0
Equity in earnings of subsidiaries	34.4	40.2	—	(74.6)	—

Net income	$40.2	$40.0	$34.4	$(74.6)	$40.0

Predecessor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2010
(In millions)
(Unaudited)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$286.9	$—	$167.2	$—	$454.1
Franchise revenues	93.3	—	47.0	—	140.3
Intercompany revenues	1.6	—	1.8	(3.4)	—
Property revenues	21.8	—	6.8	—	28.6

Total revenues	403.6	—	222.8	(3.4)	623.0
Company restaurant expenses:
Food, paper and product costs	95.1	—	52.1	—	147.2
Payroll and employee benefits	88.2	—	51.1	—	139.3
Occupancy and other operating costs	68.5	—	50.7	—	119.2

Total company restaurant expenses	251.8	—	153.9	—	405.7
Selling, general and administrative expenses	74.7	—	46.4	—	121.1
Intercompany expenses	1.8	—	1.6	(3.4)	—
Property expenses	8.9	—	5.8	—	14.7
Other operating (income) expense, net	3.8	—	(5.1)	—	(1.3)

Total operating costs and expenses	341.0	—	202.6	(3.4)	540.2

Income from operations	62.6	—	20.2	—	82.8

Interest expense	11.5	—	0.7	—	12.2
Intercompany interest (income) expense	(2.2)	—	2.2	—	—
Interest income	0.1	—	(0.3)	—	(0.2)

Total interest expense, net	9.4	—	2.6	—	12.0
Income before income taxes	53.2	—	17.6	—	70.8
Income tax expense	18.0	—	3.8	—	21.8

Income from continuing operations	35.2	—	13.8	—	49.0
Equity in earnings of subsidiaries	13.8	49.0	—	(62.8)	—

Net income	$49.0	$49.0	$13.8	$(62.8)	$49.0

Predecessor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2010
(In millions)
(Unaudited)

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$565.0	$—	$328.3	$—	$893.3
Franchise revenues	178.5	—	91.7	—	270.2
Intercompany revenues	3.0	—	3.4	(6.4)	—
Property revenues	42.6	—	13.8	—	56.4

Total revenues	789.1	—	437.2	(6.4)	1,219.9
Company restaurant expenses:
Food, paper and product costs	183.8	—	101.4	—	285.2
Payroll and employee benefits	174.6	—	102.9	—	277.5
Occupancy and other operating costs	133.4	—	99.1	—	232.5

Total company restaurant expenses	491.8	—	303.4	—	795.2
Selling, general and administrative expenses	146.6	—	92.3	—	238.9
Intercompany expenses	3.4	—	3.0	(6.4)	—
Property expenses	17.9	—	12.0	—	29.9
Other operating (income) expense, net	0.8	—	(6.6)	—	(5.8)

Total operating costs and expenses	660.5	—	404.1	(6.4)	1,058.2

Income from operations	128.6	—	33.1	0.1	161.7

Interest expense	23.0	—	1.4	—	24.4
Intercompany interest (income) expense	(4.6)	—	4.6	—	—
Interest income	0.4	—	(0.9)	—	(0.5)

Total interest expense, net	18.8	—	5.1	—	23.9
Income before income taxes	109.8	—	28.0	0.1	137.8
Income tax expense	39.2	—	8.6	—	47.8

Income from continuing operations	70.6	—	19.4	—	90.0
Equity in earnings of subsidiaries	19.4	90.0	—	(109.4)	—

Net income	$90.0	$90.0	$19.4	$(109.4)	$90.0

Successor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011
(In millions)
(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$40.2	$40.0	$34.4	$(74.6)	$40.0

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(34.4)	(40.2)	—	74.6	—
Depreciation and amortization	48.8	—	19.9	—	68.7
Loss on early extinguishment of debt	19.6	—	—	—	19.6
Amortization of deferred financing cost and debt issuance discount	6.9	—	—	—	6.9
Gain on hedging activities	—	—	—	—	—
Loss on remeasurement of foreign denominated transactions	0.9	—	0.6	—	1.5
Loss on refranchisings, dispositions of assets and release of unfavorable lease obligation	—	—	0.7	—	0.7
Impairment on non-restaurant properties	—	—	—	—	—
Bad debt expense, net of recoveries	1.2	—	(0.1)	—	1.1
Share based compensation	0.6	—	—	—	0.6
Deferred income taxes	16.1	—	—	—	16.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	6.5	—	2.2	—	8.7
Prepaids and other current assets	10.5	—	(3.2)	—	7.3
Accounts and drafts payable	(24.6)	—	(8.4)	—	(33.0)
Accrued advertising	(2.5)	—	6.6	—	4.1
Other accrued liabilities	(18.4)	—	(13.1)	—	(31.5)
Other long-term assets and liabilities	(20.4)	0.2	11.0	(1.1)	(10.3)

Net cash provided by operating activities	51.0	—	50.6	(1.1)	100.5

Cash flows from investing activities:
Payments for property and equipment	(16.1)	—	(7.4)	—	(23.5)
Proceeds from refranchisings, disposition of assets and restaurant closures	1.5	—	10.2	—	11.7
Investments related to unconsolidated entities	(0.4)	—	(2.3)	—	(2.7)
Return of investment on direct financing leases	4.0	—	—	—	4.0
Other investing activities	(4.1)	—	(0.3)	—	(4.4)

Net cash (used for) provided by investing activities	(15.1)	—	0.2	—	(14.9)

Cash flows from financing activities:
Proceeds from term debt	1,860.0	—		—	1,860.0
Repayments of term debt and capital leases	(1,851.5)	—	(0.9)	—	(1,852.4)
Payment of deferred financing cost	(23.1)	—	—	—	(23.1)
Capital distribution from Parent	0.7	(0.7)	—	—	—
Intercompany Financing	4.2	—	(5.3)	1.1	—

Net cash used for financing activities	(9.7)	(0.7)	(6.2)	1.1	(15.5)

Effect of exchange rates on cash and cash equivalents	0.2	—	5.0	—	5.1
Increase (decrease) in cash and cash equivalents	26.3	(0.7)	49.6	—	75.2
Cash and cash equivalents at beginning of period	132.9	0.7	73.4	—	207.0

Cash and cash equivalents at end of period	$159.2	$—	$123.0	$—	$282.2

Predecessor
BURGER KING HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2010
(In millions)
(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$90.0	$90.0	$21.5	$(111.5)	$90.0
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(21.5)	(90.0)	—	111.5	—
Depreciation and amortization	42.7	—	16.6	—	59.3
Impairment on non-restaurant properties	1.7	—	—	—	1.7
Gain on hedging activities	(0.9)	—	—	—	(0.9)
Amortization of deferred financing cost and debt issuance discount	1.0	—	—	—	1.0
(Gain) loss on remeasurement of foreign denominated transactions	50.6	—	(3.5)	—	47.1
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(0.3)	—	(6.2)	—	(6.5)
Bad debt expense, net of recoveries	(0.1)	—	0.5	—	0.4
Stock-based compensation	6.9	—	1.4	—	8.3
Deferred income taxes	15.7	—	0.9	—	16.6
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(8.8)	—	(4.8)	—	(13.6)
Prepaids and other current assets	(18.5)	—	—	—	(18.5)
Accounts and drafts payable	(4.3)	—	6.4	—	2.1
Accrued advertising	0.4	—	2.4	—	2.8
Other accrued liabilities	2.4	—	0.4	—	2.8
Other long-term assets and liabilities	(2.9)	—	(1.7)	0.3	(4.3)

Net cash provided by operating activities	154.1	—	33.9	0.3	188.3

Cash flows from investing activities:
Payments for property and equipment	(57.1)	—	(29.4)	—	(86.5)
Proceeds from refranchisings, disposition of assets and restaurant closures	7.5	—	8.7	—	16.2
Payments for acquired franchisee operations, net of cash acquired	(0.1)	—	(13.1)	—	(13.2)
Return of investment on direct financing leases	3.9	—	0.4	—	4.3
Other investing activities	0.9	—	(3.0)	—	(2.1)

Net cash used for investing activities	(44.9)	—	(36.4)	—	(81.3)

Cash flows from financing activities:
Repayments of term debt and capital leases	(33.1)	—	(0.9)	—	(34.0)
Borrowings under revolving credit facility	9.0	—	—	—	9.0
Repayments of revolving credit facility	(9.0)	—	—	—	(9.0)
Dividends paid on common stock	—	(17.1)	—	—	(17.1)
Proceeds from stock option exercises	—	3.8	—	—	3.8
Excess tax benefits from share-based compensation	2.5	—	0.1	—	2.6
Repurchases of common stock	—	(0.3)	—	—	(0.3)
Intercompany Financing	(12.9)	13.5	(0.3)	(0.3)	—

Net cash used for financing activities	(43.5)	(0.1)	(1.1)	(0.3)	(45.0)

Effect of exchange rates on cash and cash equivalents	0.2	—	(14.5)	—	(14.3)
Increase (decrease) in cash and cash equivalents	65.9	(0.1)	(18.1)	—	47.7
Cash and cash equivalents at beginning of period	4.3	—	135.6	—	139.9

Cash and cash equivalents at end of period	$70.2	$(0.1)	$117.5	$—	$187.6

     On April 19, 2011, BKCH, the direct parent of the Company, and Burger King Capital Finance, Inc., a Delaware corporation and another direct subsidiary of BKCH (“BK Finance” and, together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. Neither the Company nor BKC is a guarantor of the Discount Notes. The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKH.
     We are presenting the following condensed consolidating financial information for the Company and the Issuers, together with eliminations, as of and for the periods indicated in accordance with the indenture. The consolidating financial information may not necessarily be indicative of the financial position or results of operations had the Issuers operated as independent entities.
BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
As of June 30, 2011
(In millions)
(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$282.2	$392.4	—	$674.6
Trade and notes receivable, net	144.5	—	—	144.5
Prepaids and other current assets	158.3	3.8	—	162.1
Deferred income taxes, net	27.6	—	—	27.6

Total current assets	612.6	396.2	—	1,008.8

Property and equipment, net of accumulated depreciation	1,117.9	—	—	1,117.9
Intangible assets, net	2,938.9	—	—	2,938.9
Goodwill	634.4	—	—	634.4
Net investment in property leased to franchisees	255.1	—	—	255.1
Intercompany receivable	—	—	—	—
Investment in subsidiaries	—	—	—	—
Other assets, net	207.1	8.1	(0.5)	214.7

Total assets	$5,766.0	$404.3	$(0.5)	$6,169.8

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts and drafts payable	$59.0	$—	—	$59.0
Accrued advertising	85.3	—	—	85.3
Other accrued liabilities	231.9	—	—	231.9
Current portion of long term debt and capital leases	30.6	—	—	30.6

Total current liabilities	406.8	—	—	406.8

Term debt, net of current portion	2,692.3	410.2	—	3,102.5
Capital leases, net of current portion	97.2	—	—	97.2
Other liabilities, net	355.3	—	—	355.3
Payables to affiliates	—	0.5	(0.5)	—
Deferred income taxes, net	660.8	—	—	660.8

Total liabilities	4,212.4	410.7	(0.5)	4,622.6

Stockholder’s equity:
Additional paid-in capital	1,563.5	—	—	1,563.5
Accumulated deficit	(62.2)	(6.4)	—	(68.6)
Accumulated other comprehensive loss	52.3	—	—	52.3

Total stockholder’s equity	1,553.6	(6.4)	—	1,547.2

Total liabilities and stockholder’s equity	$5,766.0	$404.3	$(0.5)	$6,169.8

Successor
BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2011
(In millions)
(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$419.0	$—	$—	$419.0
Franchise revenues	148.8	—	—	148.8
Intercompany revenues	—	—	—	—
Property revenues	28.4	—	—	28.4

Total revenues	596.2	—	—	596.2

Company restaurant expenses:
Food, paper and product costs	135.4	—	—	135.4
Payroll and employee benefits	122.2	—	—	122.2
Occupancy and other operating costs	110.8	—	—	110.8

Total company restaurant expenses	368.4	—	—	368.4

Selling, general and administrative expenses	106.0	—	—	106.0
Property expenses	17.7	—	—	17.7
Other operating (income) expense, net	0.3	—	—	0.3

Total operating costs and expenses	492.4	—	—	492.4

Income from operations	103.8	—	—	103.8

Interest expense	47.7	9.0	—	56.7
Intercompany interest (income) expense	—	—	—	—
Interest income	(0.4)	—	—	(0.4)

Total interest expense, net	47.3	9.0	—	56.3

Income (loss) before income taxes	56.5	(9.0)	—	47.5
Income tax expense (benefit)	13.7	(2.6)	—	11.1

Income (loss) from continuing operations	42.8	(6.4)	—	36.4
Equity in earnings of subsidiaries	—	42.8	(42.8)	—

Net income	$42.8	$36.4	$(42.8)	$36.4

Successor
BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2011
(In millions)
(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$811.6	$—	$—	$811.6
Franchise revenues	281.0	—	—	281.0
Intercompany revenues	—	—	—	—
Property revenues	56.7	—	—	56.7

Total revenues	1,149.3	—	—	1,149.3

Company restaurant expenses:
Food, paper and product costs	262.4	—	—	262.4
Payroll and employee benefits	242.2	—	—	242.2
Occupancy and other operating costs	219.5	—	—	219.5

Total company restaurant expenses	724.1	—	—	724.1

Selling, general and administrative expenses	212.2	—	—	212.2

Intercompany expenses	—	—	—	—
Property expenses	35.9	—	—	35.9
Other operating (income) expense, net	5.3	—	—	5.3

Total operating costs and expenses	977.5	—	—	977.5

Income from operations	171.8	—	—	171.8

Interest expense	99.4	9.0	—	108.4
Intercompany interest (income) expense	—	—	—	—
Interest income	(1.6)	—	—	(1.6)

Total interest expense, net	97.8	9.0	—	106.8
Loss on early extinguishment	19.6	—	—	19.6

Income (loss) before income taxes	54.4	(9.0)	—	45.4
Income tax expense (benefit)	14.4	(2.6)	—	11.8

Income (loss) from continuing operations	40.0	(6.4)	—	33.6
Equity in earnings of subsidiaries	—	40.0	(40.0)	—

Net income	$40.0	$33.6	$(40.0)	$33.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” Unless the context otherwise requires, all references to “we,” “us,” “our” and “Successor” refer to Burger King Holdings, Inc. and its subsidiaries, including BKC, for the period subsequent to the acquisition of BKH by an affiliate of 3G Capital on the Merger Date. All references to our Predecessor refer to Burger King Holdings, Inc. and all its subsidiaries, including BKC, for all periods prior to the Acquisition, which operated under a different ownership and capital structure. In addition, the Acquisition was accounted for under the acquisition method of accounting, which resulted in preliminary purchase price allocations that affect the comparability of results of operations for periods before and after the Acquisition.
     Operating results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for the fiscal year and our key business measures, as discussed below, may decrease for any future period. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means they include sales at both Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 90% of our system-wide restaurants are franchised.
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
     Approximately 90% of our current restaurants are franchised, but we expect the percentage of franchise restaurants to increase as we implement our portfolio management strategy of refranchising up to half of our Company restaurants within the next three to five years and our plans to accelerate restaurant development by franchisees in several international markets. The current 90/10 ratio of franchise restaurants to Company restaurants applies on a worldwide basis, but may not reflect the ratio of franchise restaurants to Company restaurants in any specific market or region. We believe a restaurant ownership mix that is heavily weighted to franchise restaurants is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a base of Company restaurants to demonstrate credibility with franchisees in launching new initiatives. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.
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
     In the U.S. and Canada, where approximately 60% of our restaurants are currently located, we have identified four priorities that we believe will permit us to drive future sales and traffic: marketing communications, menu, operations and image. We are currently modifying our marketing communications approach to reach out to a broader consumer base. In addition, we are developing enhanced menu items, which we intend to begin introducing later this year, in an effort to appeal to this broader consumer base. Operationally, we are in the process of restructuring our field teams to significantly increase our field presence, which we believe will help improve restaurant operations. Finally, we have lowered the cost of remodeling restaurants and have provided our franchisees in the United

States with financial incentives and access to a third-party financing program to assist them in their remodeling efforts. We believe that these initiatives will be an important step to driving sales growth in the U.S and Canada segment.
Seasonality
     Our business is moderately seasonal. Restaurant sales are typically higher in the spring and summer months when weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margins are typically lowest during the winter months, which include February, the shortest month of the year. Furthermore, adverse weather conditions which typically occur in the winter months can have material adverse effects on restaurant sales. Because our business is moderately seasonal, results for any one quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year. The timing of holidays may also impact restaurant sales.
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In constant currencies)
Company Comparable Sales Growth:
U.S. and Canada	(3.7)%	(1.3)%	(4.8)%	(2.6)%
EMEA / APAC	5.3%	(2.2)%	5.0%	(3.1)%
Latin America	4.6%	(0.3)%	0.3%	(2.7)%
Total Company Comparable Sales Growth	(1.6)%	(1.5)%	(2.6)%	(2.7)%
Franchise Comparable Sales Growth:
U.S. and Canada	(5.5)%	(1.6)%	(5.8)%	(3.9)%
EMEA / APAC	1.9%	0.5%	1.7%	1.1%
Latin America	6.9%	4.2%	5.7%	1.4%
Total Franchise Comparable Sales Growth	(2.2)%	(0.5)%	(2.5)%	(2.1)%
Comparable Sales Growth:
U.S. and Canada	(5.3)%	(1.5)%	(5.6)%	(3.7)%
EMEA/APAC	2.2%	0.2%	1.9%	0.6%
Latin America	6.8%	3.9%	5.4%	1.2%
Total System-wide Comparable Sales Growth	(2.2)%	(0.7)%	(2.5)%	(2.1)%
     We experienced negative system-wide comparable sales growth of 2.2% (in constant currencies) for the three months ended June 30, 2011, compared to negative system-wide comparable sales growth of 0.7% (in constant currencies) for the same period last year, primarily driven by negative comparable sales growth in the U.S. and Canada, partially offset by positive comparable sales growth in EMEA/APAC and Latin America for the period. Negative comparable sales growth in the U.S. and Canada of 5.3% (in constant currencies) was largely due to lower traffic compared to the prior period, when traffic was supported by value promotions, such as our BK® Breakfast Muffin Sandwich and Buck Double promotions. Positive comparable sales growth in EMEA/APAC was primarily driven by positive results in Germany, Turkey, Italy and China, partially offset by negative comparable sales growth in Australia. Positive comparable sales growth in Latin America was primarily due to positive results in Brazil and Argentina, partially offset by negative comparable sales growth in Puerto Rico.
     We experienced negative system-wide comparable sales growth of 2.5% (in constant currencies) for the six months ended June 30, 2011, compared to negative system-wide comparable sales growth of 2.1% (in constant currencies) for the same period last year, primarily driven by negative comparable sales growth in the U.S. and Canada, partially offset by positive comparable sales growth in EMEA/APAC and Latin America for the period. Negative comparable sales growth in the U.S. and Canada of 5.6% (in constant currencies) was largely due to lower traffic compared to the prior period, when traffic was supported by value promotions, such as our 1/4 lb Dollar Double Cheeseburger, Buck Double and BK® Breakfast Muffin Sandwich promotions. Positive comparable sales growth in EMEA/APAC was driven by positive results in Germany, Turkey, Italy and China, partially offset by negative comparable sales growth in Australia. Positive comparable sales growth in Latin America was primarily due to positive results in Brazil and Argentina, partially offset by negative comparable sales growth in Puerto Rico.
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
System-wide Average Restaurant Sales	$315	$309	$608	$603
     Trailing twelve months ARS was $1.2 million, including the unfavorable impact of currency exchange rates of $1,000 for the period ended June 30, 2011, compared to $1.2 million for the period ended June 30, 2010.
     System-wide ARS increased during the three months ended June 30, 2011, primarily as a result of $10,000 of favorable impact from the movement of currency exchange rates and system-wide comparable sales growth in EMEA/APAC and Latin America, partially offset by negative comparable sales growth in the U.S. and Canada.
     System-wide ARS increased during the six months ended June 30, 2011, primarily as a result of $10,000 of favorable impact from the movement of currency exchange rates and system-wide comparable sales growth in EMEA/APAC and Latin America, partially offset by negative comparable sales growth in the U.S. and Canada.
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In constant currencies)
Sales Growth:
U.S. and Canada	(5.5)%	(0.7)%	(5.3)%	(3.1)%
EMEA/APAC	8.9%	14.5%	8.4%	17.3%
Latin America	16.6%	15.6%	16.2%	15.0%
Total System-wide Sales Growth	0.4%	4.8%	0.5%	3.9%
     System-wide sales growth for the three months ended June 30, 2011 was 0.4% (in constant currencies) compared to 4.8% (in constant currencies) for the same period last year, primarily as a result of a net increase of 162 restaurants during the trailing twelve month period ended June 30, 2011, partially offset by negative system-wide comparable sales growth. Negative sales growth in the U.S. and Canada of 5.5% (in constant currencies) was primarily due to negative comparable sales growth in the U.S. and Canada. Sales growth of 8.9% (in constant currencies) in EMEA/APAC was primarily a result of a net increase of 156 restaurants during the trailing twelve month period ended June 30, 2011 and comparable sales growth of 2.2% (in constant currencies) in EMEA/APAC. Sales growth of 16.6% (in constant currencies) in Latin America was primarily a result of a net increase of 27 restaurants during the trailing twelve month period ended June 30, 2011 and comparable sales growth of 6.8% (in constant currencies) for the region.
     System-wide sales growth for the six months ended June 30, 2011 was 0.5% (in constant currencies) compared to 3.9% (in constant currencies) for the same period last year, primarily as a result of a net increase of 162 restaurants during the trailing twelve month period ended June 30, 2011, partially offset by negative system-wide comparable sales growth. Negative sales growth in the U.S. and Canada of 5.3% (in constant currencies) was primarily due to negative comparable sales growth in the U.S. and Canada. Sales growth of 8.4% (in constant currencies) in EMEA/APAC was primarily a result of a net increase of 156 restaurants during the trailing twelve month period ended June 30, 2011 and comparable sales growth of 1.9% (in constant currencies) in EMEA/APAC. Sales growth of 16.2% (in constant currencies) in Latin America was primarily a result of a net increase of 27 restaurants during the trailing twelve month period ended June 30, 2011 and comparable sales growth of 5.4% (in constant currencies) for the region.
Other Operating Data:

	Successor	Predecessor
	As of June 30,
	2011	2010
Restaurant Count Data:
Number of Company restaurants:
U.S. and Canada	978	987
EMEA/APAC	255	303
Latin America	97	97

Total Company restaurants	1,330	1,387
Number of franchise restaurants:
U.S. and Canada	6,550	6,562
EMEA/APAC	3,388	3,184
Latin America	1,068	1,041

Total franchise restaurants	11,006	10,787

Total system-wide restaurants	12,336	12,174

Factors Affecting Comparability of Results of Operations
     The Transactions
     The Acquisition as described in Note 1 to the accompanying unaudited condensed consolidated financial statements was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 805, Business Combinations. Acquisition accounting provides a period of up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed on the Merger Date. As of June 30, 2011 and December 31, 2010 we have recorded preliminary acquisition accounting allocations. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization) and changes in favorable and unfavorable leases (and related amortization).
     Additionally, our interest expense is significantly higher following the Transactions than experienced by our Predecessor in prior periods, primarily due to the higher principal amount of debt outstanding following the Transactions.
     Restructuring Plan
     In December 2010, we began the implementation of a global restructuring plan that resulted in work force reductions throughout our organization. In the United States, approximately 375 corporate and field positions were eliminated, the majority of which were based at our headquarters in Miami, Florida. In addition, approximately 250 corporate and field positions in Canada, Latin America, EMEA and APAC were eliminated. Refer to the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010 for additional information on the charges incurred by the Company for the aforementioned period.

     In June 2011, we implemented a Voluntary Resignation Severance (“VRS Program”) offered for a limited time to eligible employees based at our Miami headquarters. As a result of the VRS Program, at our Miami headquarters and the restructuring of our US field organization, we incurred $4.5 million of severance benefits and other severance related costs for the three month period ended June 30, 2011, and we expect to record an additional $8 million to $12 million in severance benefits and other severance-related costs over the remaining service period for employees who were part of the additional work force reductions or who elected to participate in the VRS Program but continue to be employed by the Company until their scheduled termination date.
     The table below summarizes the factors affecting comparability of results of operations due to acquisition accounting, the restructuring plan and transaction costs incurred in connection with the Transactions.

	Successor	Successor
	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
	(in millions)
The Transactions:
Revenues:
Property revenues	$1.3	$2.6

Total effect on revenues	$1.3	$2.6

Occupancy and other operating costs:
Depreciation and amortization (1)	2.2	4.6
Lease straightline adjustment	0.2	0.5

Total effect on occcupancy and other operating costs	$2.4	$5.1

Selling, general and administrative expenses:
Depreciation and amortization (2)	4.6	9.1
Transaction costs	0.3	1.1

Total effect on selling, general and administrative expenses	$4.9	$10.2

Property expenses:
Depreciation and amortization (3)	2.0	4.0
Lease straightline adjustment	0.3	0.6

Total effect on property expenses	$2.3	$4.6

Total effect of the Transactions on Income (loss) from Operations	$(8.3)	$(17.3)

Restructuring:
Selling, general and administrative expenses:
Global restructuring and related professional fees	$11.7	$23.9

Total effect of Restructuring on Income (loss) from Operations	$(11.7)	$(23.9)

Total effect on Income (loss) from Operations	$(20.0)	$(41.2)

(1)	Represents depreciation of buildings and equipment used in Company restaurants and amortization of favorable and unfavorable leases associated with Company restaurants.

(2)	Represents depreciation of software, furniture and fixtures used in our corporate headquarters and amortization of franchise agreements.

(3)	Represents depreciation of properties leased to franchisees and amortization of favorable and unfavorable leases associated with properties leased to franchisees.

          Results of Operations for the Three Months Ended June 30, 2011 and 2010
     The following table presents our results of operations for the three months ended June 30, 2011 and 2010:

	Successor	Predecessor
	Three Months Ended June 30,		Increase/
	2011	2010	(Decrease)
	(In millions)
Revenues:
Company restaurant revenues	$419.0	$454.1	(8)%
Franchise revenues	148.8	140.3	6%
Property revenues	28.4	28.6	(1)%

Total revenues	596.2	623.0	(4)%
Company restaurant expenses	368.4	405.7	(9)%
Selling, general and administrative expenses	106.0	121.1	(12)%
Property expenses	17.7	14.7	20%
Other operating (income) expense, net	0.3	(1.3)	NM

Total operating costs and expenses	492.4	540.2	(9)%

Income from operations	103.8	82.8	25%
Interest expense	47.7	12.2	291%
Interest income	(0.4)	(0.2)	100%

Interest expense, net	47.3	12.0	294%
Income before income taxes	56.5	70.8	(20)%
Income tax expense	13.7	21.8	(37)%

Net income	$42.8	$49.0	(13)%

NM- Not meaningful.
     Revenues
     Company restaurant revenues
     Total Company restaurant revenues decreased by $35.1 million, or 8%, to $419.0 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to a net decrease of 57 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 51 Company restaurants as part of our ongoing portfolio management initiative, and negative worldwide Company comparable sales growth of 1.6% (in constant currencies). These factors were partially offset by $13.9 million of favorable impact from the movement of currency exchange rates.
     In the U.S. and Canada, Company restaurant revenues decreased by $20.2 million, or 6%, to $302.2 million for the three months ended June 30, 2011, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 3.7% (in constant currencies) and a net decrease of nine Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of five Company restaurants. These factors were partially offset by $2.3 million of favorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues decreased by $17.0 million, or 15%, to $99.3 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to a net decrease of 48 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 46 Company restaurants. These factors were partially offset by Company comparable sales growth of 5.3% (in constant currencies) and $10.5 million of favorable impact from the movement of currency exchange rates.

     In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $2.1 million, or 14%, to $17.5 million for the three months ended June 30, 2011, compared to the same period in the prior year. The increase was primarily the result of comparable sales growth of 4.6% (in constant currencies) and $1.2 million of favorable impact from the movement of currency exchange rates.
     Franchise revenues
     Total franchise revenues increased by $8.5 million, or 6%, to $148.8 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to a net increase of 219 franchise restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 51 Company restaurants, and $5.2 million of favorable impact from the movement of currency exchange rates. These factors were partially offset by negative worldwide franchise comparable sales growth of 2.2% (in constant currencies).
     In the U.S. and Canada, franchise revenues decreased by $2.1 million, or 3%, to $78.8 million for the three months ended June 30, 2011, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 5.5% (in constant currencies). The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Franchise revenues in EMEA/APAC increased by $9.6 million, or 21%, to $55.4 million for the three months ended June 30, 2011, compared to the same period in the prior year. This increase was primarily due to a net increase of 204 franchise restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 46 Company restaurants, positive franchise comparable sales growth of 1.9% (in constant currencies), and $5.2 million of favorable impact from the movement of currency exchange rates.
     Latin America franchise revenues increased by $1.0 million, or 7%, to $14.6 million for the three months ended June 30, 2011, compared to the same period in the prior year. The increase was primarily due to a net increase of 27 franchise restaurants during the trailing twelve-month period ended June 30, 2011 and positive franchise comparable sales growth of 6.9% (in constant currencies). The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Property Revenues
     Total property revenues decreased by $0.2 million, or 1%, to $28.4 million for the three months ended June 30, 2011, compared to the same period in the prior year. The decrease was primarily driven by decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S., partially offset by the favorable impact of changes to our portfolio of properties leased to franchisees, preliminary acquisition accounting effects of $1.3 million and $0.5 million of favorable impact from the movement of currency exchange rates.
     In the U.S. and Canada, property revenues increased by $0.7 million, or 3%, to $24.1 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of $1.1 million of preliminary acquisition accounting effects.
     Property revenues in EMEA/APAC decreased by $0.9 million, or 17%, to $4.3 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to a reduction in the number of properties in our portfolio of properties leased to franchisees, partially offset by $0.4 million of favorable impact from the movement of currency exchange rates.
     Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs decreased by $11.8 million, or 8%, to $135.4 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of an 8% decrease in Company restaurant revenues. This decrease was partially offset by $4.3 million of unfavorable impact from the movement of currency exchange rates and lower food margins in EMEA/APAC.
     As a percentage of Company restaurant revenues, total food, paper and product costs decreased by 0.1%, to 32.3% during the three months ended June 30, 2011, compared to the same period in the prior year. The decrease was driven by a shift in product mix away from lower margin value menu items in the U.S. and strategic pricing initiatives, partially offset by higher commodity prices in the U.S. and EMEA.
     In the U.S. and Canada, food, paper and product costs decreased by $8.3 million, or 8%, to $99.1 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a 6% decrease in Company restaurant revenues and improved food margins. These factors were partially offset by $0.8 million of unfavorable impact from the movement of currency exchange rates. Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues decreased by 0.5% to 32.8%, primarily due to a shift in product mix away from lower margin value menu items and strategic pricing initiatives, partially offset by higher commodity costs in the U.S.
     In EMEA/APAC, food, paper and product costs decreased by $4.2 million, or 12%, to $29.7 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a 15% decrease in Company restaurant revenues. This decrease was partially offset by lower food margins in EMEA and $3.1 million of unfavorable impact from the movement of currency exchange rates, primarily in EMEA. Food, paper and product costs as a percentage of Company restaurant revenues increased by 0.8% to 29.9%, primarily due to higher commodity costs across the EMEA market.
     In Latin America, food, paper and product costs increased by $0.7 million, or 12%, to $6.6 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a 14% increase in Company restaurant revenues and $0.4 million of unfavorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.6% to 37.7% primarily due to a shift in product mix and strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs decreased by $17.1 million, or 12%, to $122.2 million during the three months ended June 30, 2011, compared to the same period in the prior year. This decrease was primarily due to the net decrease of 57 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 51 Company restaurants and improved labor margins. These factors were partially offset by $4.3 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, total payroll and employee benefits costs decreased by 1.5% to 29.2%, primarily due to improved labor margins in the U.S. and Canada and EMEA/APAC segments.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $9.3 million, or 9%, to $90.7 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily due the net reduction of nine Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of five Company restaurants and improved labor margins. These factors were partially offset by $0.8 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 1.0% to 30.0%, primarily due to revisions to restaurant compensation plans to more closely align incentive compensation with restaurant performance.
     In EMEA/APAC, payroll and employee benefits costs decreased by $8.0 million, or 21%, to $29.5 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to the net decrease of 48 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 46 Company restaurants, partially offset by $3.2 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 2.5% to 29.7%, primarily due to improved leverage of fixed payroll and employee benefit costs resulting from positive comparable sales growth.
     In Latin America, payroll and employee benefits costs increased by $0.3 million, or 17%, to $2.1 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of higher variable labor costs due to Company comparable sales growth of 4.6%. The impact from the movement of currency exchange rates was not significant in this segment for the period. As a percentage of Company restaurant revenues, payroll and employee benefits costs increased by 0.3% to 12.0%.

     Occupancy and other operating costs
     Total occupancy and other operating costs decreased by $8.4 million, or 7%, to $110.8 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to the net decrease of 57 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 51 Company restaurants, and non-recurring depreciation charges recorded in the U.S. during the three months ended June 30, 2010. These factors were partially offset by $2.4 million of preliminary acquisition accounting effects and $4.0 million of unfavorable impact from the movement of currency exchange rates.
     As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 0.3% to 26.4% during the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of the impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales growth in the U.S. and Canada.
     In the U.S. and Canada, occupancy and other operating costs decreased by $2.3 million, or 3%, to $75.1 million during the three months ended June 30, 2011, compared to the same period in the prior year. This decrease was primarily driven by the net reduction of nine Company restaurants during the trailing twelve month period ended June 30, 2011, including the net refranchising of five Company restaurants and non-recurring depreciation recorded in the U.S. during the three months ended June 30, 2010. These factors were partially offset by $2.6 million of preliminary acquisition accounting effects and $0.5 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 0.8% to 24.8%, primarily due the impact of sales deleverage on our fixed occupancy and other operating costs.
     In EMEA/APAC, occupancy and other operating costs decreased by $6.4 million, or 17%, to $30.7 million during the three months ended June 30, 2011, compared to the same period in the prior year. The decrease was primarily due to a net decrease of 48 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 46 Company restaurants. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.0% to 30.9%, primarily due to the improved leverage of fixed occupancy and other operating costs resulting from positive comparable sales growth, mainly in Germany which is our largest Company market in EMEA.
     In Latin America, occupancy and other operating costs increased by $0.3 million, or 6.4%, to $5.0 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to $0.4 million of unfavorable impact from the movement of currency exchange rates, partially offset by $0.2 million of preliminary acquisition accounting effects. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 0.8% to 29.7%, primarily as a result of improved leverage of fixed occupancy and other operating costs resulting from positive comparable sales growth.

     Selling, general and administrative expenses
     Our selling, general and administrative expenses were comprised of the following for the three months ended June 30, 2011 and 2010:

	Successor	Predecessor
	Three Months Ended June 30,
	2011	2010	% Change
	(In millions)
Selling expenses	$20.5	$22.7	(9)%

General and administrative expenses before non-cash and other items:	62.4	88.0	(29)%

Share-based compensation	0.4	3.9	(90)%
Depreciation and amortization	10.7	6.5	65%
Transaction costs	0.3	—	NM
Global restructuring and related professional fees	11.7	—	NM

Total general and administrative expenses	85.5	98.4	(13)%

Selling, general and administrative expenses	$106.0	$121.1	(12)%

NM — Not meaningful
     Selling expenses decreased by $2.2 million, or 9%, to $20.5 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to a $1.5 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower sales at our Company restaurants and a $0.5 million decrease in local marketing expenditures. These factors were partially offset by $0.7 million of unfavorable impact from the movement of currency exchange rates for the three months ended June 30, 2011.
     General and administrative expenses include costs that are not directly linked to our Company restaurant, franchise or property operations. These expenses include salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, which include rent, maintenance and utilities, travel and meeting expenses, IT and technology costs and other general operating expenses. We refer to these expenses as general and administrative expenses before non-cash and other items. General and administrative expenses also include share-based compensation, depreciation and amortization, consisting primarily of amortization of franchise agreement intangible assets, and costs associated with unusual or non-recurring events that are classified as general and administrative expenses, including Transaction costs and global restructuring expenses and related professional fees. General and administrative expenses before non-cash and other items is a non-GAAP measure that management uses to evaluate the efficiency of the core operations and to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that were impacted by the Acquisition, the application of acquisition accounting and our restructuring initiatives.
     Our general and administrative expenses before non-cash and other items, which is a non-GAAP measure, decreased by $25.6 million, or 29%, to $62.4 million for the three months ended June 30, 2011, compared to the same period in the prior year. This decrease was driven by a 39% decrease in salary and fringe benefits and a 35% decrease in professional fees, which are directly attributable to the benefits derived from our global restructuring and implementation of a Zero Based Budgeting (“ZBB”) program. These expense reductions are consistent with our expectations that overall salary and fringe expense and other corporate non-personnel general and administrative expenses included in general and administrative expenses will decrease on an annual run rate basis by approximately $85 million to $110 million with our global restructuring and ZBB program. If we are unable to maintain our operations with a reduced workforce, we may incur additional general and administrative expenses and therefore may not be able to sustain these cost reductions.
     Our total general and administrative expenses decreased by $12.9 million, or 13%, driven by the $25.6 million decrease in general and administrative expenses before non-cash and other items and a $3.5 million decrease in share-based compensation, partially offset by $0.3 million of Transaction costs, $11.7 million of global restructuring expenses and related professional fees and a $4.2 million increase in depreciation and amortization resulting primarily from preliminary acquisition accounting. Our total general and administrative expenses include $3.2 million of unfavorable impact from the movement of currency exchange rates for the three months ended June 30, 2011.

     Property Expenses
     Total property expenses increased by $3.0 million, or 20%, to $17.7 million for the three months ended June 30, 2011, compared to the same period in the prior year, primarily due to a $2.3 million increase in depreciation and amortization as result of preliminary acquisition accounting, an increase in bad debt expense of $0.9 million and $0.5 million of unfavorable impact from the movement of currency exchange rates. These factors were partially offset by decreased rent expense from a reduction in the number of properties subleased to franchisees in EMEA.
     Other operating (income) expense, net

	Successor	Predecessor
	Three Months Ended
	June 30,
	2011	2010
	(In millions)
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$1.3	$0.1
Litigation settlements and reserves, net	0.2	(0.2)
Foreign exchange, net (gains) losses	(1.7)	(2.6)
Other, net	0.5	1.4

Other operating (income) expense, net	$0.3	$(1.3)

     Income from Operations

	Successor	Predecessor
	Three Months Ended
	June 30,
	2011	2010
	(In millions)
Income from Operations:
U.S. and Canada	$89.9	$79.6
EMEA/APAC	35.0	25.2
Latin America	12.5	10.9
Unallocated	(33.6)	(32.9)

Total income from operations	$103.8	$82.8

     Income from operations increased by $21.0 million, or 25%, to $103.8 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a $15.1 million decrease in selling, general and administrative expenses, an $8.5 million increase in franchise revenues and a $2.2 million increase in Company restaurant margin. These factors were partially offset by a $3.2 million decrease in net property income and a $1.6 million decrease in other operating income, net. (See Note 16 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the three months ended June 30, 2011, the favorable impact of movements in currency exchange rates on revenues was partially offset by the unfavorable impact on Company restaurant expenses and selling, general and administrative expenses from the movement of currency exchange rates, resulting in a net favorable impact on income from operations of $3.0 million.

     Interest Expense, net
     Interest expense, net increased by $35.3 million during the three months ended June 30, 2011, compared to the same period in the prior year, reflecting an increase in borrowings due to the Transactions, as well as higher interest rates.
     The weighted average interest rate for the Company’s long-term debt, including the Senior Notes, was 6.6% for the three months ended June 30, 2011, which included the effect of our interest rate caps on our Amended Credit Agreement. We expect interest expense will be significantly higher in future periods than experienced by our Predecessor in comparable periods as a result of our increased amount of outstanding indebtedness.
     The weighted average interest rate for the three months ended June 30, 2010 was 4.7%, which included the impact of interest rate swaps on 74.8% of our Predecessor’s term debt.
     Income Tax Expense
     Income tax expense was $13.7 million for the three months ended June 30, 2011, resulting in an effective tax rate of 24.2%, primarily as a result of the current mix of income from multiple tax jurisdictions and the resolution of state tax audits. Income tax expense was $21.8 million for the three months ended June 30, 2010, resulting in an effective tax rate of 30.8%, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.
     Net Income
     Our net income decreased by $6.2 million, or 13%, to $42.8 million during the three months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a $35.3 million increase in net interest expense, partially offset by a $21.0 million increase in income from operations and a $8.1 million decrease in income tax expense.

          Results of Operations for the Six Months Ended June 30, 2011 and 2010
     The following table presents our results of operations for the six months ended June 30, 2011 and 2010:

	Successor	Predecessor
	Six Months Ended June 30,		Increase/
	2011	2010	(Decrease)
	(In millions)
Revenues:
Company restaurant revenues	$811.6	$893.3	(9)%
Franchise revenues	281.0	270.2	4%
Property revenues	56.7	56.4	1%

Total revenues	1,149.3	1,219.9	(6)%
Company restaurant expenses	724.1	795.2	(9)%
Selling, general and administrative expenses	212.2	238.9	(11)%
Property expenses	35.9	29.9	20%
Other operating (income) expense, net	5.3	(5.8)	NM

Total operating costs and expenses	977.5	1,058.2	(8)%

Income from operations	171.8	161.7	6%
Interest expense	99.4	24.4	307%
Interest income	(1.6)	(0.5)	220%

Interest expense, net	97.8	23.9	309%
Loss on early extinguishment of debt	19.6	—	NM

Income before income taxes	54.4	137.8	(61)%
Income tax expense	14.4	47.8	(70)%

Net income	$40.0	$90.0	(56)%

NM- Not meaningful.
     Revenues
     Company restaurant revenues
     Total Company restaurant revenues decreased by $81.7 million, or 9%, to $811.6 million for the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to a net decrease of 57 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 51 Company restaurants as part of our ongoing portfolio management initiative, and negative worldwide Company comparable sales growth of 2.6% (in constant currencies). These factors were partially offset by $17.6 million of favorable impact from the movement of currency exchange rates.
     In the U.S. and Canada, Company restaurant revenues decreased by $47.8 million, or 8%, to $584.8 million for the six months ended June 30, 2011, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 4.8% (in constant currencies) and a net decrease of nine Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of five Company restaurants. These factors were partially offset by $4.0 million of favorable impact from the movement of currency exchange rates in Canada.
     In EMEA/APAC, Company restaurant revenues decreased by $36.8 million, or 16%, to $193.8 million for the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to a net decrease of 48 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 46 Company restaurants. These factors were partially offset by Company comparable sales growth of 5.0% (in constant currencies) and $11.5 million of favorable impact from the movement of currency exchange rates.
     In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $2.9 million, or 9.0%, to $33.0 million for the six months ended June 30, 2011, compared to the same period in the prior year. The increase was primarily the result of Company comparable sales growth of 0.3% (in constant currencies) and $2.0 million of favorable impact from the movement of currency exchange rates.
     Franchise revenues
     Total franchise revenues increased by $10.8 million, or 4%, to $281.0 million for the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to a net increase of 219 franchise restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 51 Company restaurants, and $4.6 million of favorable impact from the movement of currency exchange rates. These factors were partially offset by negative worldwide franchise comparable sales growth of 2.5% (in constant currencies).
     In the U.S. and Canada, franchise revenues decreased by $6.5 million, or 4%, to $149.2 million for the six months ended June 30, 2011, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 5.8% (in constant currencies). The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Franchise revenues in EMEA/APAC increased by $13.8 million, or 15%, to $103.4 million for the six months ended June 30, 2011, compared to the same period in the prior year. This increase was primarily due to a net increase of 204 franchise restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 46 Company restaurants, positive franchise comparable sales growth of 1.7% (in constant currencies), and $4.6 million of favorable impact from the movement of currency exchange rates.
     Latin America franchise revenues increased by $3.5 million, or 14%, to $28.4 million for the six months ended June 30, 2011, compared to the same period in the prior year. The increase was primarily due to the recognition of $1.6 million in cumulative royalties previously deferred, the net increase of 27 franchise restaurants during the trailing twelve-month period ended June 30, 2011 and positive franchise comparable sales growth of 5.7% (in constant currencies). The impact from the movement of currency exchange rates was not significant in this segment for the period.
     Property Revenues
     Total property revenues increased by $0.3 million, or 1% to $56.7 million for the six months ended June 30, 2011, compared to the same period in the prior year. The increase was primarily driven by preliminary acquisition accounting effects of $2.6 million and $1.0 million of favorable impact from the movement of currency exchange rates. These factors were partially offset by decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S.
     In the U.S. and Canada, property revenues increased by $1.8 million, or 4%, to $47.5 million for the six months ended June 30, 2011, compared to the same period in the prior year. The increase was due to $2.6 million of preliminary acquisition accounting effects, partially offset by decreased revenues from percentage rent as a result of negative franchise comparable sales growth in the U.S.
     Property revenues in EMEA/APAC decreased by $1.5 million, or 14%, to $9.2 million for the six months ended June 30, 2011, compared to the same period in the prior year, due to a reduction in the number of properties in our portfolio of properties leased to franchisees. The impact from the movement of currency exchange rates was not significant in this segment for the period.

Operating Costs and Expenses
     Food, paper and product costs
     Total food, paper and product costs decreased by $22.8 million, or 8%, to $262.4 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a 9% decrease in Company restaurant revenues. This decrease was partially offset by $5.5 million of unfavorable impact from the movement of currency exchange rates and lower food margins in EMEA/APAC.
     As a percentage of Company restaurant revenues, total food, paper and product costs increased by 0.4%, to 32.3% during the six months ended June 30, 2011, compared to the same period in the prior year. The increase was driven by higher commodity prices in the U.S. and EMEA, partially offset by a shift in product mix away from lower margin value menu items in the U.S. and strategic pricing initiatives.
     In the U.S. and Canada, food, paper and product costs decreased by $14.9 million, or 7%, to $191.8 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of an 8% decrease in Company restaurant revenues. These factors were partially offset by $1.3 million of unfavorable impact from the movement of currency exchange rates. Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues increased by 0.1% to 32.8%, primarily due to higher commodity prices in the U.S., partially offset by a shift in product mix away from lower margin value menu items and strategic pricing initiatives.
     In EMEA/APAC, food, paper and product costs decreased by $8.5 million, or 13%, to $58.3 million for the six months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a 16% decrease in Company restaurant revenues. This decrease was partially offset by lower food margins in EMEA/APAC due to higher commodity costs and $3.5 million of unfavorable impact from the movement of currency exchange rates. Food, paper, and product costs as a percentage of Company restaurant revenues increased by 1.1% to 30.1%, primarily due to higher commodity costs in EMEA.
     In Latin America, food, paper and product costs increased by $0.6 million, or 5%, to $12.3 million for the six months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a 9% increase in Company restaurant revenues and $1.0 million of unfavorable impact from the movement of currency exchange rates. Food, paper, and product costs as a percentage of Company restaurant revenues decreased by 1.3% to 37.4% primarily due to a shift in product mix and strategic pricing initiatives.
     Payroll and employee benefits costs
     Total payroll and employee benefits costs decreased by $35.3 million, or 12.8%, to $242.2 million during the six months ended June 30, 2011, compared to the same period in the prior year. This decrease was primarily due to the net decrease of 57 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 51 Company restaurants and improved labor margins. These factors were partially offset by $4.8 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, total payroll and employee benefits costs decreased by 1.3% to 29.8%, primarily due to improved labor margins in the U.S. and Canada and EMEA/APAC.
     In the U.S. and Canada, payroll and employee benefits costs decreased by $17.6 million, or 9%, to $179.7 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to the net reduction of nine Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of five Company restaurants and improved labor margins. These factors were partially offset by $1.3 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 0.5% to 30.7%, primarily due to revisions to restaurant compensation plans to more closely align incentive compensation with restaurant performance, partially offset by the impact of sales deleverage on our fixed payroll and employee benefit costs due to negative Company comparable sales growth.
     In EMEA/APAC, payroll and employee benefits costs decreased by $18.0 million, or 24%, to $58.6 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to the net decrease of 48 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 46 Company restaurants, partially offset by $3.3 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefit costs decreased by 3.0% to 30.2%, primarily due to improved leverage of payroll and employee beenfit costs, resulting from comparable sales growth and the acquisition of 35 restaurants in Singapore in March 2010, where labor costs are generally lower.
     In Latin America, payroll and employee benefits costs increased by $0.3 million, or 8%, to $3.9 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of higher variable labor costs due to positive company comparable sales of 0.3%. The impact from the movement of currency exchange rates was not significant in this segment for the period. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 11.9%.
     Occupancy and other operating costs
     Total occupancy and other operating costs decreased by $12.8 million, or 6%, to $219.5 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to the net decrease of 57 Company restaurants during the trailing twelve-month period ended June 30, 2011, including the net refranchising of 51 Company restaurants, and non-recurring depreciation charges recorded in the U.S., during the six months ended June 30, 2010. These factors were partially offset by $5.1 million of preliminary acquisition accounting effects and $5.4 million of unfavorable impact from the movement of currency exchange rates.
     As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 1.1% to 27.0% during the six months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of the impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales growth in the U.S., Canada and Mexico and preliminary acquisition accounting.
     In the U.S. and Canada, occupancy and other operating costs decreased by $1.7 million, or 1.2%, to $148.7 million during the six months ended June 30, 2011, compared to the same period in the prior year. This decrease was primarily driven by the net reduction of nine Company restaurants during the trailing twelve month period ended June 30, 2011, including the net refranchising of five Company restaurants and non-recurring depreciation charges recorded during the six months ended June 30, 2011. These factors were partially offset by $5.4 million of preliminary acquisition accounting effects and $1.0 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.6% to 25.4%, primarily due to the impact of sales deleverage on our fixed occupancy and other operating costs and preliminary acquisition accounting.
     In EMEA/APAC, occupancy and other operating costs decreased by $11.5 million, or 16%, to $61.1 million during the six months ended June 30, 2011, compared to the same period in the prior year. The decrease was primarily due to a net decrease of 48 Company restaurants during the trailing twelve-month period, including the net refranchising of 46 Company restaurants. These factors were partially offset by $3.8 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs remained relatively unchanged at 31.5%.
     In Latin America, occupancy and other operating costs increased by $0.4 million, or 4%, to $9.7 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to $1.0 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 1.3% to 29.5%, primarily as a result of improved leverage of fixed occupancy and other operating costs resulting from positive comparable sales growth.

     Selling, general and administrative expenses
     Our selling, general and administrative expenses were comprised of the following for the six months ended June 30, 2011 and 2010:

	Successor	Predecessor
	Six Months Ended June 30,
	2011	2010	% Change
	(In millions)
Selling expenses	$39.5	$44.3	(11)%

General and administrative expenses before non-cash and other items:	125.4	173.5	(28)%

Share-based compensation	0.6	8.1	(93)%
Depreciation and amortization	21.7	13.0	67%
Transaction costs	1.1	—	NM
Global restructuring and related professional fees	23.9	—	NM

Total general and administrative expenses	172.7	194.6	(11)%

Selling, general and administrative expenses	$212.2	$238.9	(11)%

NM — Not meaningful
     Selling expenses decreased by $4.8 million, or 11%, to $39.5 million for the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to a $3.5 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower sales at our Company restaurants and a $1.4 million decrease in local marketing expenditures. These factors were partially offset by $0.9 million of unfavorable impact from the movement of currency exchange rates for the six months ended June 30, 2011.
     Our general and administrative expenses before non-cash and other items, which is a non-GAAP measure, decreased by $48.1 million, or 28%, to $125.4 million for the six months ended June 30, 2011, compared to the same period in the prior year. This decrease was driven by a 35% decrease in salary and fringe benefits and a 31% decrease in professional fees, which are directly attributable to the benefits derived from our global restructuring and implementation of the ZBB program. These expense reductions are consistent with our expectations that overall salary and fringe expense and other corporate non-personnel general and administrative expenses included in general and administrative expenses will decrease on an annual run rate basis by approximately $85 million to $110 million with our global restructuring and ZBB program. If we are unable to maintain our operations with a reduced workforce, we may incur additional general and administrative expenses and therefore may not be able to sustain these cost reductions.
     Our total general and administrative expenses decreased by $21.9 million, or 11%, driven by the $48.1 million decrease in general and administrative expenses before non-cash and other items and a $7.5 million decrease in share-based compensation, partially offset by $1.1 million of Transaction costs, $23.9 million of global restructuring expenses and related professional fees, and an $8.7 million increase in depreciation and amortization resulting primarily from preliminary acquisition accounting. Our total general and administrative expenses include $2.6 million of unfavorable impact from the movement of currency exchange rates for the six months ended June 30, 2011.
     Property Expenses
     Total property expenses increased by $6.0 million, or 20%, to $35.9 million for the six months ended June 30, 2011, compared to the same period in the prior year, primarily due to a $4.6 million increase in depreciation and amortization as result of preliminary acquisition accounting, an increase in bad debt expense of $1.8 million and $0.6 million of unfavorable impact from the movement of currency exchange rates. These factors were partially offset by decreased rent expense from a reduction in the number of properties subleased to franchisees in EMEA.

     Other operating (income) expense, net

	Successor	Predecessor
	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$1.8	$(3.1)
Litigation settlements and reserves, net	0.6	(0.8)
Foreign exchange net (gains) losses	1.4	(4.5)
Other, net	1.5	2.6

Other operating (income) expense, net	$5.3	$(5.8)

     Income from Operations

	Successor	Predecessor
	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Income from Operations:
U.S. and Canada	$162.7	$165.4
EMEA/APAC	56.6	41.8
Latin America	25.9	19.4
Unallocated	(73.4)	(64.9)

Total income from operations	$171.8	$161.7

     Income from operations increased by $10.1 million, or 6%, to $171.8 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a $26.7 million decrease in selling, general and administrative expenses and a $10.8 million increase in franchise revenues. These factors were partially offset by an $11.1 million decrease in other operating income, net, a $10.6 million decrease in Company restaurant margin and a $5.7 million decrease in net property income. (See Note 16 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).
     For the six months ended June 30, 2011, the favorable impact of movements in currency exchange rates on revenues was partially offset by the unfavorable impact on Company restaurant expenses and selling, general and administrative expenses from the movement of currency exchange rates, resulting in a net favorable impact on income from operations of $3.1 million.
     Interest Expense, net
     Interest expense, net increased by $73.9 million during the six months ended June 30, 2011, compared to the same period in the prior year, reflecting an increase in borrowings due to the Transactions, as well as higher interest rates.
     The weighted average interest rate for the Company’s long-term debt, including the Senior Notes, was 7.0% for the six months ended June 30, 2011, which included the effect of interest rate caps on our Amended Credit Agreement. We expect aggregate interest expense to be significantly higher in future periods than experienced by our Predecessor in comparable periods as a result of our increased amount of outstanding indebtedness.
     The weighted average interest rate for the six months ended June 30, 2010 was 4.7%, which included the impact of interest rate swaps on 74.0% of our Predecessor’s term debt.

   Loss on Early Extinguishment of Debt
     We recorded a loss on early extinguishment of debt of $19.6 million for the six months ended June 30, 2011, reflecting the write off deferred financing costs and fees incurred in conjunction with the amendment of our credit facility as discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.
     Income Tax Expense
     Income tax expense was $14.4 million for the six months ended June 30, 2011, resulting in an effective tax rate of 26.5%, primarily as a result of the current mix of income from multiple tax jurisdictions and the resolution of state tax audits. Income tax expense was $47.8 million for the six months ended June 30, 2010, resulting in an effective tax rate of 34.7%, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.
     Net Income
     Our net income decreased by $50.0 million, or 56%, to $40.0 million during the six months ended June 30, 2011, compared to the same period in the prior year, primarily as a result of a $73.9 million increase in interest expense, net and a $19.6 million loss on early extinguishment of debt, partially offset by a $33.4 million decrease in income tax expense and a $10.1 million increase in income from operations.
Liquidity and Capital Resources
     At June 30, 2011, we had cash and cash equivalents of $282.2 million and working capital of $205.8 million. In addition, at June 30, 2011, we had borrowing capacity of $121.5 million under our Revolving Credit Facility. Cash provided by operations was $100.5 million for the six months ended June 30, 2011 compared to $188.3 million for the six months ended June 30, 2010.
     Our primary sources of liquidity are cash generated by operations and borrowings available under our Revolving Credit Facility. We have used, and may in the future use, our liquidity to make required interest and principal payments, to voluntarily repay and/or repurchase, our or one of our affiliate’s outstanding debt, to fund our capital expenditures and/or to pay dividends to our parent holding company. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future. Our consolidated cash and cash equivalents include balances held in foreign tax jurisdictions that represent undistributed earnings of our foreign subsidiaries, which are considered indefinitely reinvested for U.S. income tax purposes. We do not plan to utilize cash flows from our foreign subsidiaries to meet our future debt service requirements in the U.S. and to the degree cash is transferred to the U.S. from our foreign subsidiaries, we expect we will be able to do so in a tax efficient manner. However, adverse income tax consequences could result if we are compelled to make unplanned transfers of cash to meet future liquidity requirements in the U.S.
     As a result of the Transactions, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements.

Debt Instruments and Debt Service Requirements
     Amended Credit Agreement
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
     As of June 30, 2011, we had no amounts outstanding under the Revolving Credit Facility although we utilized approximately $28.5 million of the available commitment as of June 30, 2011 to support letters of credit. Therefore the availability under the Revolving Credit Facility was $121.5 million. We may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period.
     Based on the amounts outstanding under the Term Loan Facility, as of June 30, 2011, debt service for the next twelve months will be approximately $86.4 million in interest and $19.0 million in principal payments.
     Under the Amended Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 2.25% for loans under the Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 3.25% for loans under the Revolving Credit Facility. Term Loan B borrowings under the Amended Credit Agreement are subject to a LIBOR floor of 1.50%. The maturity date of Term Loan Facility is October 19, 2016 and the maturity date of the Revolving Credit Facility is October 19, 2015.
     The financial covenants, negative covenants, affirmative covenants, maturity dates, prepayment events and events of default, as described in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010, were unchanged by the February 15, 2011 amendment. As of June 30, 2011, the Company was in compliance with all covenants of the Amended Credit Agreement.
     Senior Notes
     We currently have outstanding $800,000,000 aggregate principal amount of 9.875% senior notes due 2018 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year, commencing on April 15, 2011. The Senior Notes mature on October 15, 2018.
     Based on the amount outstanding at June 30, 2011, debt service for the next 12 months on the Senior Notes is $79 million in interest payments. No principal payments are due until maturity. At June 30, 2011, the Senior Notes were recorded at a carrying value of $800.0 million.
     The Senior Notes Indenture contains certain covenants that BKC must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, and guarantees of indebtedness by subsidiaries. As of June 30, 2011, the Company was in compliance with all covenants of our Senior Notes.

Interest Rate Cap Agreements
     Following the Transactions, we entered into two deferred premium interest rate caps, one of which was denominated in U.S. dollars (notional amount of $1.5 billion) and the other denominated in Euros (notional amount of €250 million) (the “Cap Agreements”). The six year Cap Agreements are a series of 25 individual caplets that reset and settle on the same dates as the Term Loan Facility. The deferred premium associated with the Cap Agreements was $47.7 million for the U.S. dollar denominated exposure and €9.4 million for the Euro denominated exposure. After we entered into the Amended Credit Agreement, we modified our interest rate cap denominated in Euros to reduce its notional amount by €50 million throughout the life of the caplets. Additionally, we entered into a new interest rate cap agreement denominated in U.S. dollars (notional amount of $90 million with a strike price of 1.50%) (the “New Cap Agreement”). The terms of the New Cap Agreement are substantially similar to those described above and the Cap Agreements were not otherwise revised by these modifications.
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
     Comparative Cash Flows
     Operating Activities
     Cash provided by operating activities was $100.5 million during the six months ended June 30, 2011, compared to $188.3 million during the six months ended June 30, 2010. The decrease in cash provided by operating activities during the six months ended June 30, 2011 resulted primarily from a decrease in earnings, driven by an increase in interest expense, as well as Transaction costs and costs associated with our global restructuring including related professional fees.
     Investing Activities
     Cash used for investing activities was $14.9 million during the six months ended June 30, 2011 compared to $81.3 million during the six months ended June 30, 2010. This decrease was driven primarily by a decrease in capital expenditures and acquisitions of franchise restaurants during the six months ended June 30, 2011 compared to the same period in the prior year.
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

	Successor	Predecessor
	Six Months Ended
	June 30,
	2011	2010
	(In millions)
New restaurants	$2.4	$23.4
Existing restaurants	20.5	54.1
Other, including corporate	0.6	9.0

Total	$23.5	$86.5

     We expect cash capital expenditures of approximately $75 million to $85 million in 2011 to fund new restaurant development, maintenance capital requirements, our restaurant reimaging program, operational initiatives in our restaurants and other corporate expenditures. Our actual capital expenditures may be affected by economic and other factors. We expect to continue to review our level of capital expenditures throughout the remainder of 2011. We expect to fund capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility.

     Financing Activities
     Cash used by financing activities was $15.5 million during the six months ended June 30, 2011, compared to $45.0 million during the six months ended June 30, 2010, primarily as a result of a decrease in term debt repayments and elimination of dividends on common stock. The primary use of cash for financing activities during the six months ended June 30, 2011 was the payment of fees and expenses related to the Amended Credit Agreement.
Commitments and Off-Balance Sheet Arrangements
     In April 2011, BKC entered into an agreement with, among others, 20/20 Franchisee Funding, LLC (“20/20 Funding”), under which 20/20 Funding will offer financing to BKC’s franchisees to remodel their restaurants. While BKC does not guarantee the repayment of these loans, BKC has provided a limited guarantee to 20/20 Funding on loan losses up to a maximum of $18.5 million. As of the date of this report, no loans have been funded under this program and no liability was recorded at June 30, 2011 for this limited guarantee.
     For information on Commitments and Contingencies, see Note 15 to the accompanying unaudited condensed consolidated financial statements and Note 21, “Commitments and Contingencies” to the Consolidated Financial Statements of the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010.
New Financial Accounting Standards Board (FASB) Accounting Standards Updates Issued But Not Yet Adopted
     In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU amends ASC Topic 310 by requiring additional disclosures about the credit quality of financing receivables and the related allowance for credit losses. The disclosures required by this ASU are effective for annual reporting periods ending on or after December 15, 2011, which for us will be December 31, 2011. The amendments in this ASU will affect our disclosures and are not expected to have a significant impact on the Company.
     On December 20, 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU is a consensus of the FASB Emerging Issues Task Force (EITF) and requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for reporting units with zero or negative carrying amounts. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. If the entity determines that it is more likely than not that the goodwill is impaired, Step 2 should be performed. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any impairments occurring after initial adoptions should be included in earnings. The amendments in this ASU are effective for fiscal years, and interim periods, beginning after December 15, 2011, which for us will be January 1, 2012. Early adoption is not permitted. We have not yet determined the impact, if any, that the adoption of this ASU will have on the Company.
     In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU clarify the Board’s intent about the application of existing fair value measurement requirements. The amendments change the wording used to describe many of the requirements in U.S. GAAP for disclosing information about fair value measurements. The amendments in this ASU are effective for fiscal years, and interim periods, beginning after December 15, 2011, which for us will be January 1, 2012. We have not yet determined the impact, if any, that the adoption of this ASU will have on the Company.
     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU eliminate the option to present component of other comprehensive income as part of the statement of changes in stockholders’ equity. All nonowner changes in stockholders’ equity will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are effective for fiscal years, and interim periods, beginning after December 15, 2012, which for us will be January 1, 2013. The Amendments in this ASU will affect the presentation of comprehensive income and are not expected to have a significant effect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There were no material changes during the six months ended June 30, 2011 to the disclosures made in Part II, Item 7A of our Transition Report on Form 10-K for the six-month period ended December 31, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or §240.15d-15(e)) as of June 30, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.
Internal Control Over Financial Reporting
     The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Cautionary Note Regarding Forward-Looking Statements
     Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our highly franchised business model; our expectations regarding our ability to refranchise up to half of the current Company restaurant portfolio within the next three to five years; our expectations and belief regarding our ability to successfully execute on our four priorities of marketing communications, menu, operations and image to drive future sales and traffic; our expectations and belief regarding our ability to develop enhanced menu items which will appeal to a broader consumer base; our expectations and belief regarding our ability to improve restaurant operations through the restructuring of our field teams to significantly increase our field presence; our expectations and belief regarding our ability to decrease overall salary and fringe benefits and other corporate non-personnel general and administrative expenses on an annual run rate basis by approximately $85 million to $110 million; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates following the Transactions and the impact of changes in interest rates on the amount of our interest payments, future earnings and cash flows; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.
     These factors include those risk factors set forth in filings with the Securities and Exchange Commission, including our annual and quarterly reports, and the following:
•	Global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, declines in median income growth, consumer confidence and consumer discretionary spending and changes in consumer perceptions of dietary health and food safety, and the impact of negative sales and traffic on our business, including the risk that we will be required to incur non-cash impairment or other charges that reduce our earnings;

•	Risks related to our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our Amended Credit Facilities and Senior Notes;

•	Risks related to the financial strength of our franchisees, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions and rents, and an inability to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all;

•	Risks arising from the significant and rapid fluctuations in interest rates and in the currency exchange markets and the decisions and positions that we take to hedge such volatility;

•	Risks related to adverse weather conditions and other uncontrollable events, and the impact of such events on our operating results;

•	Our ability to compete domestically and internationally in an intensely competitive industry;

•	Our ability to successfully implement our domestic and international growth strategy and risks related to our international operations;

•	Risk related to the concentration of our restaurants in limited geographic areas, such as Germany, where we have experienced and may continue to experience declining sales and operating profits;

•	Our ability to realize anticipated cost savings and efficiencies, including those arising from our recent staff reductions and cost reduction plans and our ability to successfully implement our business strategy with reduced personnel;

•	Our ability to manage changing labor conditions and costs in the U.S. and internationally, including future mandated health care costs, if we or our franchisees choose not to pass, or cannot pass, these increased costs on to our guests;

•	Our ability and the ability of our franchisees to manage cost increases;

•	Our relationship with, and the success of, our franchisees and risks related to our restaurant ownership mix;

•	The effectiveness of our marketing and advertising programs and franchisee support of these programs;

•	Risks related to food safety, including foodborne illness and food tampering, and the safety of toys and other promotional items available in our restaurants;

•	Risks arising from the interruption or delay in the availability of our food or other supplies, including those that would arise from the loss of any of our major distributors, particularly in those international markets where we have a single distributor;

•	Our ability to successfully execute our portfolio management strategy to increase sales and profitability and to reposition our remodeling program to drive meaningful sales lifts and maximize return on capital;

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our Amended Credit Agreement and Senior Notes Indenture;

•	Risks related to the ability of counterparties to our Credit Facilities, interest rate caps and foreign currency forward contracts to fulfill their commitments and/or obligations;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Risks related to changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities and continued losses in certain international Company restaurant markets and changes resulting from the Transactions that could negatively impact our effective tax rate and our ability to utilize foreign tax credits to offset our U.S. income taxes;

•	Risks related to the reasonableness of our tax estimates, including sales, excise, GST, VAT and other taxes;

•	Adverse legal judgments, settlements or pressure tactics; and

•	Adverse legislation or regulation.
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

Part II — Other Information
Item 1. Legal Proceedings
     Ramalco Corp. et al. v. Burger King Corporation, No. 09-43704CA05 (Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida). On July 30, 2008, BKC was sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs seek damages, declaratory relief and injunctive relief. The court dismissed the plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. The court held a hearing on December 7, 2010 and stated that, in light of the ruling that the hours clause was unambiguous, it would grant BKC’s motion to dismiss, with prejudice, on seven of the eight claims in the amended complaint. The court denied the motion to dismiss on one claim in the amended complaint, that the hours clause was “unconscionable” under Florida law. BKC has filed a motion for summary judgment on the remaining claim and is waiting for the court’s decision on the motion.
     Castenada v. Burger King Corp. and Burger King Corporation., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit styled Vallabhapurapu v. Burger King Corporation, No. C11-00667 (U.S. District Court for the Northern District of California) was filed with respect to the other 86 restaurants. The plaintiffs seek injunctive relief, statutory damages, attorneys’ fees and costs. The Company intends to vigorously defend against all claims in the lawsuit, but the Company is unable to predict the ultimate outcome of this litigation.
     Darcy Newman v. Burger King Holdings, Inc. et. al., Case No. 10-48422CA30 (Miami-Dade County Circuit Court), Belle Cohen v. David A. Brandon, et. al., Case No. 10-48395CA32 (Miami-Dade County Circuit Court), Melissa Nemeth v. Burger King Holdings, Inc. et. al., Case No. 10-48424CA05 (Miami-Dade County Circuit Court); Vijayalakshmi Venkataraman v. John W. Chidsey, et. al., Case No. 10-48402CA13 (Miami-Dade County Circuit Court); Roberto S. Queiroz v. Burger King Holdings, Inc., et al., Case No. 5808-VCP (Delaware Court of Chancery) Robert Debardelaben v. Burger King Holdings, Inc., et al., Case No. 5850-UA (Delaware Court of Chancery). On June 15, 2011, the Florida court gave final approval of the proposed settlement on the terms described in the Company’s Form 10-Q for the three months ended March 31, 2011 filed with the SEC on May 12, 2011. The Company’s insurance carrier paid $900,000 of the $1 million in attorneys’ fees and expenses awarded to Plaintiffs’ counsel, and the Company paid the balance.
     From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Item 1A. Risk Factors
     Item 1A of Part I of our Transition Report on Form 10-K for the six-month period ended December 31, 2010 (the “2010 Transition Period”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.
     Set forth below is a discussion of the material changes to our risk factors previously disclosed in the 2010 Transition Report. The information below updates, and should be read in conjunction with, the risk factors in our 2010 Transition Report. We encourage you to read these risk factors in their entirety.
We outsource certain aspects of our business to third party vendors which subjects us to risks, including disruptions in our business and increased costs.
     We plan to outsource certain administrative functions, including account payment and receivable processing, to a third-party service provider. We also outsource certain information technology support services and benefit plan administration, and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions to do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our suppliers or employees or receiving payments on a timely basis.
Item 5. Other Information
     Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
     In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the SEC on May 12, 2011 (the “Q1 Form 10-Q”), the Company reported certain changes to the compensation of Jonathan Fitzpatrick, the Company’s Executive Vice President, Chief Brand and Operations Officer. Effective April 18, 2011, BKC and Mr. Fitzpatrick entered into Amendment No. 1 (the “Amendment”) to the Employment Agreement by and between BKC and Mr. Fitzpatrick dated as of October 25, 2010 (the “Employment Agreement”). As previously disclosed in the Q1 Form 10-Q, the Amendment (1) increased Mr. Fitzpatrick’s base salary to $400,000, effective April 22, 2011, (2) increased his target bonus percentage to 140% of his base salary, effective for the full 2011 calendar year and (3) provided for a special grant of options, as of May 1, 2011, to purchase 63,211 millishares of the common stock of Burger King Worldwide Holdings, Inc. under the Omnibus Incentive Plan.
     In addition, effective January 1, 2012, the Amendment will reduce the amount payable if BKC terminates Mr. Fitzpatrick’s employment without cause or if he terminates his employment with good reason (as defined in the Employment Agreement) from two times the sum of current base salary and target annual bonus for the year of termination to an amount equal to Mr. Fitzpatrick’s base salary as of the date of termination (the “Severance Amount”). The lesser of the Safe Harbor Amount (as defined below) and one-half of the Severance Amount will be paid in installments during the period commencing on the 60th day following termination and ending four months thereafter, with the first installment payment equal to the payments due for the first 60 days following termination and the remainder in substantially equal installments over the remaining four-month period. The balance of the Severance Amount will be paid in equal installments during the period commencing on the first business day following the six-month anniversary of the termination date and ending on the first anniversary of the termination date. The Safe Harbor Amount means an amount equal to two times the lesser of (1) the sum of Mr. Fitzpatrick’s “annualized compensation” within the meaning of Section 409A of the Internal Revenue Code and (2) the maximum amount that may be taken into account under a qualified plan pursuant to Section 401(a)(17) of the Internal Revenue Code. In addition to the Severance Amount, Mr. Fitzpatrick will also receive his pro-rata bonus through the termination date to the extent the Company pays the bonus for that year. This amount is payable within five business days following the date that the Company pays the bonus to its employees. Pursuant to the Amendment, the non-competition and non-solicitation restrictions applicable to Mr. Fitzpatrick will be reduced from two years to one year, effective January 1, 2012.

A copy of Amendment No. 1 to the Employment Agreement is attached hereto as Exhibit 10.78 to this report.

Item 6. Exhibits
     The exhibits listed in the accompanying index are filed as part of this report.

Exhibit
Number	Description
10.78	Amendment No. 1 dated as of April 18, 2011 to the Employment Agreement by and between Burger King Corporation and Jonathan Fitzpatrick, dated as of October 25, 2010

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURGER KING HOLDINGS, INC. (Registrant)
Date: August 11, 2011	By:	/s/ Daniel Schwartz
		Name:	Daniel Schwartz
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.78	Amendment No. 1 dated as of April 18, 2011 to the Employment Agreement by and between Burger King Corporation and Jonathan Fitzpatrick, dated as of October 25, 2010

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002