Form 10-Q
period 2011-09-30
Burger King Holdings Inc
filed 2011-11-09
CIK 1352801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one);

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2011, there were 100,000 shares of the Registrant’s Common Stock outstanding, all of which were owned by Burger King Capital Holdings, LLC, the Registrant’s parent holding company. The registrant’s Common Stock is not publicly traded.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but is not subject to such filing requirements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information

Item1. Financial Statements

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of

	September 30,	December 31,
	2011	2010
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$468.5	$207.0
Trade and notes receivable, net	139.6	152.9
Prepaids and other current assets, net (Note 5)	71.5	159.2
Deferred income taxes, net	30.3	23.2

Total current assets	709.9	542.3

Property and equipment, net of accumulated depreciation of $170.5 million and $81.7 million, respectively	1,025.3	1,107.8
Intangible assets, net	2,864.9	2,893.9
Goodwill	690.2	690.2
Net investment in property leased to franchisees	250.2	250.3
Other assets, net	127.3	207.5

Total assets	$5,667.8	$5,692.0

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts and drafts payable	$84.9	$90.5
Accrued advertising	86.9	82.5
Other accrued liabilities	237.4	249.0
Current portion of long term debt and capital leases	33.4	36.2

Total current liabilities	442.6	458.2

Long-term debt, net of current portion	2,664.1	2,652.0
Capital leases, net of current portion	94.7	103.9
Other liabilities, net	359.4	391.7
Deferred income taxes, net	613.5	633.5

Total liabilities	4,174.3	4,239.3

Commitments and Contingencies (Note 15)

Stockholder’s equity:
Common stock, $0.01 par value; 200,000 shares authorized at September 30, 2011 and December 31, 2010; 100,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	1,563.5	1,563.5
(Accumulated deficit)	(21.7)	(103.1)
Accumulated other comprehensive (loss)	(48.3)	(7.7)

Total stockholder’s equity	1,493.5	1,452.7

Total liabilities and stockholder’s equity	$5,667.8	$5,692.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
Company restaurant revenues	$422.6	$429.8	$1,234.2	$1,323.1
Franchise revenues	156.5	141.6	437.5	411.8
Property revenues	29.0	28.6	84.9	85.0

Total revenues	608.1	600.0	1,756.6	1,819.9

Company restaurant expenses:
Food, paper and product costs	134.9	135.8	397.3	421.0
Payroll and employee benefits	122.3	128.9	364.5	406.4
Occupancy and other operating costs	112.4	106.6	332.7	339.1

Total company restaurant expenses	369.6	371.3	1,094.5	1,166.5

Selling, general and administrative expenses	110.2	127.8	319.9	366.7
Property expenses	18.4	15.5	54.8	45.4
Other operating (income) expense, net	(3.6)	(5.4)	7.5	(11.2)

Total operating costs and expenses	494.6	509.2	1,476.7	1,567.4

Income from operations	113.5	90.8	279.9	252.5

Interest expense	48.3	12.5	146.7	36.9
Interest income	(0.3)	(0.2)	(1.3)	(0.7)

Total interest expense, net	48.0	12.3	145.4	36.2
Loss on early extinguishment of debt	—	—	19.6	—

Income before income taxes	65.5	78.5	114.9	216.3
Income tax expense	17.4	15.1	33.5	62.9

Net income	$48.1	$63.4	$81.4	$153.4

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,
	2011	2010
	(In millions)
Cash flows from operating activities:
Net income	$81.4	$153.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.5	84.9
Loss on early extinguishment of debt	19.6	—
Loss (gain) on hedging activities	0.3	(1.3)
Amortization of deferred financing cost and debt issuance discount	10.5	1.0
Loss on remeasurement of foreign denominated transactions	4.4	14.1
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(2.9)	(11.5)
Impairment on non-restaurant properties	—	1.6
Bad debt expense, net of recoveries	3.9	2.0
Share-based compensation	0.9	13.3
Deferred income taxes	(16.3)	4.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	8.6	(5.7)
Prepaids and other current assets	91.9	9.8
Accounts and drafts payable	(5.0)	(10.9)
Accrued advertising	7.2	8.0
Other accrued liabilities	(9.0)	18.6
Other long-term assets and liabilities	17.4	(11.0)

Net cash provided by operating activities	314.4	270.4

Cash flows from investing activities:
Payments for property and equipment	(42.0)	(100.5)
Proceeds from refranchisings, disposition of assets and restaurant closures	23.2	25.7
Investments in / advances to unconsolidated entities	(4.5)	—
Payments for acquired franchisee operations, net of cash acquired	—	(13.2)
Return of investment on direct financing leases	7.8	6.5
Restricted cash	(4.3)	—
Other investing activities	0.5	(1.0)

Net cash used for investing activities	(19.3)	(82.5)

Cash flows from financing activities:
Proceeds from term debt	1,860.0	—
Repayments of term debt and capital leases	(1,866.3)	(57.2)
Borrowings under revolving credit facility	—	9.0
Repayments of revolving credit facility	—	(9.0)
Payment of financing costs	(23.1)	—
Dividends paid on common stock	—	(25.3)
Proceeds from stock option exercises	—	7.0
Repurchases of common stock	—	(2.6)
Excess tax benefits from share-based compensation	—	3.7

Net cash used for financing activities	(29.4)	(74.4)

Effect of exchange rates on cash and cash equivalents	(4.2)	(5.5)
Increase in cash and cash equivalents	261.5	108.0
Cash and cash equivalents at beginning of period	207.0	139.9

Cash and cash equivalents at end of period	$468.5	$247.9

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Continued)

Unaudited

	Successor	Predecessor
	Nine Months Ended September 30,
	2011	2010
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$119.0	$35.9
Income taxes paid	$21.4	$57.5

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$—	$1.8
Net investment in direct financing leases	$6.7	$11.9

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization

Burger King Holdings, Inc. (“BKH” or the “Company”) is a Delaware corporation formed on July 23, 2002. The Company is the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King ® brand (the “Brand”).

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

During the quarter ended September 30, 2011, the Company adjusted its preliminary estimate of the fair value of net assets acquired. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed remains preliminary and reflects various revised fair value estimates and analyses as of September 30, 2011, including work performed by third-party valuation specialists. The preliminary computations of the allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed as of September 30, 2011 are presented in the tables below and remain subject to revision as the fair values are pushed down into the applicable records.

As of 10/19/2010
(In millions)
Cash paid for shares outstanding (1)	$3,277.3
Settlement of outstanding stock-based compensation	48.1

Total consideration	$3,325.4

Preliminary Allocation of Consideration:

As of 10/19/2010
(In millions)
Current assets	$508.1
Property and equipment	1,115.1
Intangible assets	2,946.0
Net investment in property leased to franchisees	258.2
Other assets, net	69.4
Current liabilities	(458.9)
Term debt	(667.4)
Capital leases	(106.8)
Other liabilities	(402.6)
Deferred income taxes, net	(625.9)

Net assets acquired	$2,635.2

Excess purchase price attributed to goodwill	$690.2

(1)	Represents cash paid, based on a $24.00 per share price, for 136,555,642 outstanding shares.

The adjustment to the Company’s preliminary estimate of net assets acquired resulted in a corresponding $55.8 million increase in estimated goodwill due to the following changes to preliminary estimates of fair values and allocation of purchase price (in millions):

Increase (Decrease) in Goodwill
(In millions)
Change in:
Property and equipment	$53.6
Intangible assets	(16.6)
Net investment in property leased to franchisees	0.2
Other assets, net	18.0
Current liabilities	0.8
Capital lease obligation	6.9
Deferred income taxes, net	(19.1)
Other, net	12.0

Total increase in goodwill	55.8

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

Note 3. Share-based Compensation

Successor

On February 2, 2011, the Board of Directors of Parent approved and adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan generally provides for the grant of awards to employees, directors, consultants and other persons who provide services to Parent and its subsidiaries, with respect to an aggregate of 5,000 shares (5 million millishares or .001 of one full share) of common stock of Parent. The Omnibus Plan permits the grant of several types of awards with respect to the common stock, including stock options, restricted stock units, restricted stock and performance shares. If there is an event such as a dividend that is determined to be dilutive, the exercise price of the awards may be adjusted accordingly.

During the nine months ended September 30, 2011, Parent granted options to purchase up to 4,334,505 millishares to key employees and members of the Board of Directors of Parent. The exercise price per millishare is $15.82, and the options vest 100% on October 19, 2015, provided the employee is continuously employed by BKC or one of its subsidiaries or the director remains on the board of Parent, as applicable. The grant date fair value of the options granted was $1.96 per millishare and was estimated using the Black-Scholes option pricing model based on the following weighted-average input assumptions: exercise price of $15.82 per share; risk-free interest rate of 1.93%; expected term of 5.0 years; expected volatility of 35.0%; and expected dividend yield of zero. The compensation cost related to these granted options will be recognized ratably over the requisite service period.

The Company recorded $0.2 million and $0.9 million of share-based compensation expense in selling, general and administrative expenses for the three and nine months ended September 30, 2011, respectively. No stock options were exercised during the three and nine months ended September 30, 2011.

Predecessor

The Predecessor recorded $5.0 million and $13.3 million of share-based compensation expense for the three and nine months ended September 30, 2010, respectively, in selling, general and administrative expenses. Excess tax benefits from stock options exercised of $3.7 million in the nine months ended September 30, 2010 were reported as financing cash flows in the accompanying condensed consolidated statements of cash flows.

Note 4. Restaurant Acquisitions, Closures and Dispositions

Acquisitions

Restaurant acquisitions are summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except restaurant count)
Number of restaurants acquired	—	1	2	37
Prepaids and other current assets	$—	$—	$—	$1.8
Property and equipment, net	—	—	—	4.9
Goodwill and other intangible assets	—	—	—	6.8
Other assets, net	—	—	—	2.1
Assumed liabilities	—	—	—	(2.4)

Total purchase price	$—	$—	$—	$13.2

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

Closures and dispositions are summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except restaurant count)
Number of restaurant closures	3	7	15	23
Number of refranchisings	35	35	46	114
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(3.6)	$(4.1)	$(2.2)	$(7.2)

Note 5. Prepaids and Other Current Assets, net

Prepaids and other current assets, net are composed of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In millions)
Prepaid expenses	$44.8	$38.7
Restricted cash	4.3	—
Inventories	13.0	15.6
Foreign currency forward contracts	—	7.9
Interest Rate Cap Premium - current portion	2.5	11.1
Refundable income taxes	6.9	85.9

Total Prepaids and other current assets	$71.5	$159.2

Note 6. Intangible Assets, net and Goodwill

As a result of the Merger on the Merger Date, and the related application of acquisition accounting, the Company performed a valuation of the Brand and other identifiable intangible assets as of that date. The Brand, the Company’s only identifiable intangible asset with an indefinite life, had a carrying value of $2.2 billion as of both September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, goodwill had a carrying value of $690.2 million. The goodwill is attributable to preliminary acquisition accounting and will be allocated to reporting units during the fourth quarter of 2011. The change in the carrying value of the Brand between December 31, 2010 and September 30, 2011 is attributable to foreign currency translation.

The tables below present intangible assets subject to amortization:

	As of
	September 30,	December 31,
	2011	2010
	(In millions)
Franchise agreements	$488.1	$488.6
Accumulated amortization	(20.0)	(4.3)

Total, net	$468.1	$484.3

	As of
	September 30,	December 31,
	2011	2010
	(In millions)
Favorable leases	$174.8	$175.8
Accumulated amortization	(17.9)	(4.1)

Total, net	$156.9	$171.7

The Company recorded amortization expense on intangible assets of $10.0 million and $30.3 million during the three and nine months ended September 30, 2011, respectively. The Predecessor recorded amortization expense on intangible assets of $2.3 million and $6.7 million during the three and nine months ended September 30, 2010, respectively.

Franchise agreements and favorable leases have weighted average amortization periods of approximately 23.3 years and 12.6 years, respectively. The total intangible asset weighted average amortization period is approximately 20.5 years.

Note 7. Comprehensive Income

The components of total comprehensive income are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Net income	$48.1	$63.4	$81.4	$153.4

Translation adjustment	(6.8)	8.6	(3.2)	(0.8)

Net change in fair value of derivatives (1)	(23.4)	1.1	(36.8)	4.3
Amounts reclassified to earnings during the period from terminated caps/swaps (2)	—	—	(0.6)	(1.0)
Pension and post-retirement benefit plans (3)	—	(0.7)	—	(19.6)

Total other comprehensive income (loss)	(30.2)	9.0	(40.6)	(17.1)

Total comprehensive income	$17.9	$72.4	$40.8	$136.3

(1)	Amounts are presented net of tax of $14.9 million $0.7 million for the three months ended September 30, 2011 and 2010, respectively, and $23.9 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Amounts are presented net of tax of $0.4 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Amounts are presented net of tax of $0.4 million and $11.2 million for the three and nine months ended September 30, 2010, respectively.

Note 8. Other Accrued Liabilities and Other Liabilities

Included in other accrued liabilities (current), as of September 30, 2011 and December 31, 2010, were accrued payroll and employee-related benefits costs totaling $38.3 million and $30.6 million, respectively; accrued severance of $23.6 million and $42.8 million, respectively; interest payable of $36.9 million and $16.2 million, respectively; deferred income of $13.7 million and $8.3 million, respectively; liability under the Executive Retirement Plan (the “ERP” liability) of $3.4 million and $4.9 million, respectively; foreign currency forward contracts of zero and $7.6 million, respectively; gift card liabilities of $11.8 million and $17.4 million, respectively; and sales tax payable of $18.7 million and $12.6 million, respectively.

Included in other liabilities (non-current), as of September 30, 2011 and December 31, 2010, were accrued pension liabilities of $48.7 million and $59.3 million, respectively; liabilities for unfavorable leases of $212.1 million and $234.5 million, respectively; casualty insurance reserves of $22.1 million and $22.3 million, respectively; retiree health benefits of $26.2 million and $25.1 million, respectively; deferred income of $4.1 million and $0.5 million, respectively; ERP liability of $12.9 million and $22.1 million, respectively; and income tax payable of $22.1 million and $24.3 million, respectively.

Note 9. Long-Term Debt

Long-term debt is comprised of the following:

		Principal		Interest rates (a)
		As of
		September 30,	December 31,
	Maturity dates	2011	2010	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
		(In millions)
Secured Term Loan - USD tranche (b)	2016	$1,588.0	$1,510.0	5.2%	5.5%
Secured Term Loan - Euro tranche (b)	2016	265.9	334.2	5.3%	5.7%
9 7/8 % Senior Notes	2018	800.0	800.0	10.1%	10.1%
Deferred Premiums on interest rate caps - USD (See Note 11)	2016	37.4	42.4	2.5%	2.5%
Deferred Premiums on interest rate caps - EUR (See Note 11)	2016	7.9	11.1	2.9%	2.9%
Revolving Credit Facility	2015	—	—	N/A	N/A
Other	N/A	3.8	1.4

Total debt		2,703.0	2,699.1
Less: current maturities of debt		(24.3)	(27.0)

Total long-term debt		$2,678.7	$2,672.1

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and discount, as applicable, and in the case of the Company’s Secured Term Loans, the effect of interest rate caps.
(b)	Principal face amount herein is presented gross of a 1% discount of $13.5 million on the USD tranche and revolving credit facility and $1.1 million on the Euro tranche at September 30, 2011 and $16.8 million on the USD tranche and $3.3 million on the Euro tranche at December 31, 2010.

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

Under the Amended Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 2.25% for loans under the Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 3.25% for loans under the Revolving Credit Facility. Term Loan B borrowings under the Amended Credit Agreement are subject to a LIBOR floor of 1.50%. BKC has elected to borrow at the three month Euro currency rate as noted in (ii) above.

In connection with the Amended Credit Agreement, the Company recorded a $19.6 million loss on early extinguishment of debt during the nine months ended September 30, 2011.

As of September 30, 2011, the Company had $28.5 million in irrevocable standby letters of credit outstanding, which were issued under the Revolving Credit Facility primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Credit Facilities. As of September 30, 2011, no amounts had been drawn on any of these irrevocable standby letters of credit.

The financial covenants, negative covenants, affirmative covenants, maturity dates, prepayment events and events of default, as described in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010, were unchanged by the February 15, 2011 amendment. As of September 30, 2011, the Company was in compliance with all covenants of the Amended Credit Agreement.

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

The Senior Notes Indenture contains certain covenants that the Company must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, guarantees of indebtedness by subsidiaries and activities of BKH. As of September 30, 2011, the Company was in compliance with all covenants of the Senior Notes Indenture.

Other

The Company has lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $3.3 million as of September 30, 2011 and December 31, 2010. There were $2.3 million and $1.2 million of guarantees issued against these lines of credit as of September 30, 2011 and December 31, 2010, respectively.

Interest Expense

Interest expense consists of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Secured Term Loan - USD tranche	$18.2	$—	$57.3	$—
Secured Term Loan - Euro tranche	3.3	—	11.2	—
Interest Rate Caps - USD and Euro	0.3	—	0.9	—
9 7/8 % Senior Notes	19.9	—	59.0	—
Amortization on original debt issuance discount, deferred financing costs and other	4.7	6.0	12.6	18.4
Predecessor term loans (a)	—	4.0	—	10.9
Capital lease obligations	1.9	2.5	5.7	7.6

Total	$48.3	$12.5	$146.7	$36.9

(a)	The effective interest rates for the three and nine month periods ended September 30, 2010 for the Predecessor term loans were each 4.8% and 4.7%, respectively.

Note 10. Fair Value Measurements

Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives not designated as hedging instruments and other investments, which consist of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its Executive Retirement Plan (“ERP”), as well as their location on the Company’s condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010:

Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$2.5	$25.9	$—	$—	$28.4	$—

Total	$2.5	$25.9	$—	$—	$28.4	$—

Other investments:
Investments held in a rabbi trust	$—	$11.0	$—	$11.0	$—	$—

Total	$—	$11.0	$—	$11.0	$—	$—

	As of December 31, 2010			Fair Value Measurements at December 31, 2010
	Carrying Value and Balance Sheet Location			Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$11.1	$80.0	$—	$—	$91.1	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	0.1	—

Total	$11.2	$80.0	$—	$—	$91.2	$—

Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(2.6)	$—	$(2.6)	$—
Foreign currency forward contracts (asset)	7.8	—	—	—	7.8	—
Foreign currency forward contracts (liability)	—	—	(7.6)	—	(7.6)	—

Total	$7.8	$—	$(10.2)	$—	$(2.4)	$—

Other investments:
Investments held in a rabbi trust	$—	$22.2	$—	$22.2	$—	$—

Total	$—	$22.2	$—	$22.2	$—	$—

The Company’s derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

At September 30, 2011, the fair value of the Company’s variable rate term debt and the Senior Notes were estimated at $2,586.6 million, compared to a carrying amount of $2,639.3 million, net of original issue discount. At December 31, 2010, the fair value of the Company’s variable rate term debt and the Senior Notes were estimated at $2,731.0 million, compared to a carrying amount of $2,624.1 million, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

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

Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above a strike price of 1.75% (1.50% for the New Cap Agreement), the Company will receive the net difference between the rate and the strike price. As disclosed in Note 9, the Company has elected its applicable rate per annum as Euro currency. In addition, on the quarterly settlement dates, the Company will remit the deferred premium payment (plus interest) to the counterparty. If LIBOR/EURIBOR resets below the strike price no payment is made by the counterparty. However, the Company would still be responsible for the deferred premium and interest.

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

In connection with the Transaction, interest rate swaps with a notional value of $500 million were terminated. The remaining interest rate swaps that were not terminated by counterparties had a notional value of $75 million and expired on September 30, 2011.

Foreign Currency Forward Contracts

The Company may enter into foreign currency forward contracts, which typically have maturities between one and fifteen months, to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in the Company’s condensed consolidated balance sheets. Remeasurement represents changes in the expected amount of cash flows to be received or paid upon settlement of the intercompany loan receivables and other foreign-currency denominated assets and liabilities resulting from a change in currency exchange rates. The Company may enter into foreign currency forward contracts from time to time in order to manage the foreign exchange variability in forecasted royalty cash flows due to fluctuations in exchange rates. The Company had no foreign currency forward contracts outstanding as of September 30, 2011. Foreign currency forward contracts with a net notional amount of $2.1 million were outstanding at December 31, 2010.

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

Credit-Risk Related Contingent Features

The Company’s derivative instruments do not contain any credit-risk related contingent features.

The following table presents the required quantitative disclosures for the Company’s derivative instruments (in millions):

	Successor				Predecessor
	For the Three Months Ended September 30, 2011				For the Three Months Ended September 30, 2010
	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
	(In millions)
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(38.5)	$—	$0.1	$(38.4)	$(2.9)	$(0.2)	$(3.1)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(0.2)	$—	$—	$(0.2)	$(5.0)	$—	$(5.0)
Gain (loss) reclassified from AOCI into royalty income	$—	$—	$—	$—	$—	$—	$—
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$—	$—	$—	$(34.5)	$(34.5)
Gain (loss) recognized in interest expense, net	$—	$—	$—	$—	$—	$—	$—

	Successor				Predecessor
	For the Nine Months Ended September 30, 2011				For the Nine Months Ended September 30, 2010
	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
	(In millions)
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(60.7)	$—	$—	$(60.7)	$(10.8)	$(0.6)	$(11.4)
Gain (loss) reclassified from AOCI into interest expense, net (1)	$0.8	$—	$—	$0.8	$(15.6)	$—	$(15.6)
Gain (loss) reclassified from AOCI into royalty income	$—	$—	$—	$—	$—	$(0.3)	$(0.3)
Gain (loss) recognized in interest expense, net (ineffective portion) (2)	$—	$—	$—	$—	$(0.2)	$—	$(0.2)

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$(0.3)	$(0.3)	$—	$17.1	$17.1
Gain (loss) recognized in interest expense, net	$—	$(0.1)	$—	$(0.1)	$—	$—	$—

(1)	Includes zero in gains for the three and nine months ended September 30, 2011, respectively, and $0.4 million and $1.3 million in gains for the three and nine months ended September 30, 2010, respectively, related to the terminated hedges.
(2)	No ineffectiveness has been recorded in earnings related to the interest rate swap agreements during the three and nine months ended September 30, 2011. The amount of ineffectiveness recorded in earnings related to interest rate swap agreements during the three and nine months ended September 30, 2010 was not significant.

The net amount of pre-tax gains and losses in accumulated comprehensive income (loss) as of September 30, 2011 that the Company expects to be reclassified into earnings within the next 12 months is $2.5 million of losses.

Note 12. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.7	2.8	1.6	3.6
Withholding and other taxes related to foreign operations	12.3	(3.5)	15.0	0.5
Foreign tax differential	(18.5)	(6.3)	(16.3)	(6.4)
Foreign exchange differential on tax benefits	0.2	(0.5)	(0.2)	0.1
Change in valuation allowance	(1.0)	(5.7)	(2.6)	(2.6)
Change in accrual for tax uncertainties	1.3	(2.8)	—	(1.4)
Foreign tax deductions	(2.4)	—	(2.4)	—
Other	(2.0)	0.2	(0.9)	0.3

Effective income tax rate	26.6%	19.2%	29.2%	29.1%

Income tax expense was $17.4 million and $33.5 million for the three and nine months ended September 30, 2011, respectively, resulting in an effective tax rate of 26.6% and 29.2%, respectively, primarily as a result of the current mix of income from multiple tax jurisdictions. The Company had income tax expense of $15.1 million and $62.9 million for the three and nine months ended September 30, 2010, respectively, resulting in an effective tax rate of 19.2% and 29.1%, respectively, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.

The Company had $19.4 million and $21.1 million of unrecognized tax benefits at September 30, 2011 and December 31, 2010, respectively, which if recognized, would affect the effective income tax rate.

In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits will not significantly change.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at September 30, 2011 and December 31, 2010 was $2.9 million and $3.2 million, respectively. Potential interest and penalties associated with uncertain tax positions recognized during the three months ended September 30, 2011 and the three months ended September 30, 2010 were not significant. Potential interest and penalties associated with uncertain tax positions recognized during the nine months ended September 30, 2011 and 2010 were $0.3 million and $0.6 million, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

Note 13. Retirement Plan and Other Postretirement Benefits

The Company’s liability under the ERP was $16.3 million and $27.0 million at September 30, 2011 and December 31, 2010, respectively.

A summary of the components of net periodic benefit cost for the Company’s defined benefit pension plans and other post-retirement benefits is presented below:

	Successor	Predecessor	Successor	Predecessor
	Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Service cost-benefits earned during the period	$0.6	$0.8	$1.7	$1.6
Interest costs on projected benefit obligations	3.0	3.0	9.1	8.4
Expected return on plan assets	(2.6)	(2.7)	(7.9)	(7.4)
Amortization of prior service cost	—	0.1	—	0.1
Recognized net actuarial loss	—	0.6	(0.1)	0.4

Net periodic benefit cost	$1.0	$1.8	$2.8	$3.1

Other benefits costs were $0.4 million and $1.0 million for the three months ended September 30, 2011 and September 30, 2010, respectively, and $1.3 million and $1.7 million for the nine-months ended September 30, 2011 and 2010, respectively.

Note 14. Other Operating (Income) Expense, Net

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(3.6)	$(4.1)	$(2.2)	$(7.2)
Litigation settlements and reserves, net	0.1	1.2	0.7	0.4
Foreign exchange net (gains) losses	(0.1)	(1.5)	6.7	(6.0)
Other, net	—	(1.0)	2.3	$1.6

Other operating (income) expense, net	$(3.6)	$(5.4)	$7.5	$(11.2)

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

Other

During the three months ended September 30, 2010, the Company made a $1.5 million favorable adjustment to its self insurance reserve to adjust its IBNR confidence level and an additional adjustment of $3.3 million as a result of favorable developments in its claim trends. There were no comparable adjustments recorded during the current period.

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

The following tables present revenues and income from operations by geographic segment:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Revenues:
U.S. and Canada	$406.5	$403.9	$1,187.6	$1,237.9
EMEA/APAC	167.8	167.5	473.7	498.5
Latin America	33.8	28.6	95.3	83.5

Total revenues	$608.1	$600.0	$1,756.6	$1,819.9

Other than the U.S. and Germany, no other individual country represented 10% or more of the Company’s total revenues during the three and nine months ended September 30, 2011. The U.S. also represented 10% or more of the Company’s total revenues during the three and nine months ended September 30, 2010, and Germany represented 10% or more of the Company’s total revenues during the nine months ended September 30, 2010. Revenues in the U.S. totaled $364.5 million and $1.1 billion for the three and nine months ended September 30, 2011, respectively, as compared to $365.6 million and $1.2 billion during the three and nine months ended September 30, 2010, respectively. Revenues in Germany totaled $59.3 million and $167.3 million for the three and nine months ended September 30, 2011, respectively, compared to $56.0 million and $182.5 million for the three and nine months ended September 30, 2010, respectively.

The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of the Company’s geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Income from Operations:
U.S. and Canada	$84.9	$90.3	$243.8	$255.7
EMEA/APAC	44.4	30.6	92.3	72.4
Latin America	14.9	9.2	40.8	28.6
Unallocated	(30.7)	(39.3)	(97.0)	(104.2)

Total income from operations	113.5	90.8	279.9	252.5
Interest expense, net	48.0	12.3	145.4	36.2
Loss on early extinguishment of debt	—	—	19.6	—

Income before income taxes	65.5	78.5	114.9	216.3
Income tax expense	17.4	15.1	33.5	62.9

Net income	$48.1	$63.4	$81.4	$153.4

Note 17. Supplemental Financial Information

On October 19, 2010, BKC issued the Senior Notes. The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and the domestic subsidiaries of BKC (the “Guarantors”).

The following is the condensed consolidating financial information for BKC, the Guarantors and the non-U.S. subsidiaries of BKC (the “Non-Guarantors”), together with eliminations, as of and for the periods indicated. The consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had BKC, Guarantors and Non-Guarantors operated as independent entities.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of September 30, 2011

(In millions)

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$304.2	$—	$164.3	$—	$468.5
Trade and notes receivable, net	90.5	—	49.1	—	139.6
Prepaids and other current assets, net	52.1	—	19.4	—	71.5
Deferred income taxes, net	28.8	—	1.5	—	30.3

Total current assets	475.6	—	234.3	—	709.9

Property and equipment, net of accumulated depreciation	840.6	—	184.7	—	1,025.3
Intangible assets, net	1,578.4	—	1,286.5	—	2,864.9
Goodwill	690.2	—	—	—	690.2
Net investment in property leased to franchisees	231.0	—	19.2	—	250.2
Intercompany receivable	362.6	—	—	(362.6)	—
Investment in subsidiaries	1,103.4	1,493.5	—	(2,596.9)	—
Other assets, net	95.5	—	31.8	—	127.3

Total assets	$5,377.3	$1,493.5	$1,756.5	$(2,959.5)	$5,667.8

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts and drafts payable	$64.0	$—	$20.9	$—	$84.9
Accrued advertising	59.7	—	27.2	—	86.9
Other accrued liabilities	175.5	—	61.9	—	237.4
Current portion of long term debt and capital leases	31.1	—	2.3	—	33.4

Total current liabilities	330.3	—	112.3	—	442.6

Term debt, net of current portion	2,664.1	—	—	—	2,664.1
Capital leases, net of current portion	70.0	—	24.7	—	94.7
Other liabilities, net	289.4	—	70.0	—	359.4
Payables to affiliates	—	—	362.6	(362.6)	—
Deferred income taxes, net	530.0	—	83.5	—	613.5

Total liabilities	3,883.8	—	653.1	(362.6)	4,174.3

Stockholder’s equity:
Additional paid-in capital	1,562.5	1,563.5	1,087.2	(2,649.7)	1,563.5
(Accumulated deficit) / retained earnings	(20.7)	(21.7)	51.1	(30.4)	(21.7)
Accumulated other comprehensive income (loss)	(48.3)	(48.3)	(34.9)	83.2	(48.3)

Total stockholder’s equity	1,493.5	1,493.5	1,103.4	(2,596.9)	1,493.5

Total liabilities and stockholder’s equity	$5,377.3	$1,493.5	$1,756.5	$(2,959.5)	$5,667.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2010

(In millions)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$132.8	$0.7	$73.5	$—	$207.0
Trade and notes receivable, net	99.2	—	53.7	—	152.9
Prepaids and other current assets, net	131.4	—	27.8	—	159.2
Deferred income taxes, net	22.3	—	0.9	—	23.2

Total current assets	385.7	0.7	155.9	—	542.3

Property and equipment, net of accumulated depreciation	888.0	—	219.8	—	1,107.8
Intangible assets, net	1,566.4	—	1,327.5	—	2,893.9
Goodwill	690.2	—	—	—	690.2
Net investment in property leased to franchisees	229.8	—	20.5	—	250.3
Intercompany receivable	370.4	—	—	(370.4)	—
Investment in subsidiaries	1,064.6	1,452.7	—	(2,517.3)	—
Other assets, net	175.1	—	32.4	—	207.5

Total assets	$5,370.2	$1,453.4	$1,756.1	$(2,887.7)	$5,692.0

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts and drafts payable	$58.8	$—	$31.7	$—	$90.5
Accrued advertising	62.6	—	19.9	—	82.5
Other accrued liabilities	164.2	0.7	84.1	—	249.0
Current portion of long term debt and capital leases	33.8	—	2.4	—	36.2

Total current liabilities	319.4	0.7	138.1	—	458.2

Term debt, net of current portion	2,652.0	—	—	—	2,652.0
Capital leases, net of current portion	75.8	—	28.1	—	103.9
Other liabilities, net	317.7	—	74.0	—	391.7
Payables to affiliates	—	—	370.4	(370.4)	—
Deferred income taxes, net	552.6	—	80.9	—	633.5

Total liabilities	3,917.5	0.7	691.5	(370.4)	4,239.3

Stockholder’s equity:
Additional paid-in capital	1,562.5	1,563.5	1,058.7	(2,621.2)	1,563.5
(Accumulated deficit) retained earnings	(102.1)	(103.1)	(24.2)	126.3	(103.1)
Accumulated other comprehensive loss	(7.7)	(7.7)	30.1	(22.4)	(7.7)

Total stockholder’s equity	1,452.7	1,452.7	1,064.6	(2,517.3)	1,452.7

Total liabilities and stockholder’s equity	$5,370.2	$1,453.4	$1,756.1	$(2,887.7)	$5,692.0

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2011

(In millions)

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$264.6	$—	$158.0	$—	$422.6
Franchise revenues	93.5	—	63.0	—	156.5
Intercompany revenues	1.9	—	—	(1.9)	—
Property revenues	22.8	—	6.2	—	29.0

Total revenues	382.8	—	227.2	(1.9)	608.1

Company restaurant expenses:
Food, paper and product costs	85.4	—	49.5	—	134.9
Payroll and employee benefits	78.7	—	43.6	—	122.3
Occupancy and other operating costs	67.9	—	44.5	—	112.4

Total company restaurant expenses	232.0	—	137.6	—	369.6

Selling, general and administrative expenses	75.3	—	34.9	—	110.2

Intercompany expenses	—	—	1.9	(1.9)	—
Property expenses	12.6	—	5.8	—	18.4
Other operating (income) expense, net	(2.5)	—	(1.1)	—	(3.6)

Total operating costs and expenses	317.4	—	179.1	(1.9)	494.6

Income from operations	65.4	—	48.1	—	113.5

Interest expense	47.7	—	0.6	—	48.3
Intercompany interest (income) expense	—	—	—	—	—
Interest income	(0.2)	—	(0.1)	—	(0.3)

Total interest expense, net	47.5	—	0.5	—	48.0

Loss on early extinguishment	—	—	—	—	—
Income before income taxes	17.9	—	47.6	—	65.5
Income tax expense	6.0	—	11.4	—	17.4

Income from continuing operations	11.9	—	36.2	—	48.1
Equity in earnings of subsidiaries	36.2	48.1	—	(84.3)	—

Net income	$48.1	$48.1	$36.2	$(84.3)	$48.1

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$777.4	$—	$456.8	$—	$1,234.2
Franchise revenues	268.0	—	169.5	—	437.5
Intercompany revenues	5.3	—	(1.7)	(3.6)	—
Property revenues	66.1	—	18.8	—	84.9

Total revenues	1,116.8	—	643.4	(3.6)	1,756.6

Company restaurant expenses:
Food, paper and product costs	253.3	—	144.0	—	397.3
Payroll and employee benefits	234.8	—	129.7	—	364.5
Occupancy and other operating costs	197.8	—	134.9	—	332.7

Total company restaurant expenses	685.9	—	408.6	—	1,094.5

Selling, general and administrative expenses	211.4	—	108.5	—	319.9

Intercompany expenses	(1.7)	—	5.3	(3.6)	—
Property expenses	36.8	—	18.0	—	54.8
Other operating (income) expense, net	(1.0)	—	8.5	—	7.5

Total operating costs and expenses	931.4	—	548.9	(3.6)	1,476.7

Income from operations	185.4	—	94.5	—	279.9

Interest expense	144.9	—	1.8	—	146.7
Intercompany interest (income) expense	(7.4)	—	7.4	—	—
Interest income	(0.8)	—	(0.5)	—	(1.3)

Total interest expense, net	136.7	—	8.7	—	145.4
Loss on early extinguishment	19.6	—	—	—	19.6

Income before income taxes	29.1	—	85.8	—	114.9
Income tax expense	5.9	—	27.6	—	33.5

Income from continuing operations	23.2	—	58.2	—	81.4
Equity in earnings of subsidiaries	58.2	81.4	—	(139.6)	—

Net income	$81.4	$81.4	$58.2	$(139.6)	$81.4

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2010

(In millions)

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$267.5	$—	$162.3	$—	$429.8
Franchise revenues	90.3	—	51.3	—	141.6
Intercompany revenues	1.4	—	1.7	(3.1)	—
Property revenues	21.7	—	6.9	—	28.6

Total revenues	380.9	—	222.2	(3.1)	600.0
Company restaurant expenses:
Food, paper and product costs	85.6	—	50.2	—	135.8
Payroll and employee benefits	81.6	—	47.3	—	128.9
Occupancy and other operating costs	60.6	—	46.0	—	106.6

Total company restaurant expenses	227.8	—	143.5	—	371.3
Selling, general and administrative expenses	83.8	—	44.0	—	127.8
Intercompany expenses	1.7	—	1.4	(3.1)	—
Property expenses	9.3	—	6.2	—	15.5
Other operating (income) expense, net	(4.3)	—	(1.1)	—	(5.4)

Total operating costs and expenses	318.3	—	194.0	(3.1)	509.2

Income from operations	62.6	—	28.2	—	90.8

Interest expense	11.7	—	0.8	—	12.5
Intercompany interest (income) expense	(2.4)	—	2.4	—	—
Interest income	(0.2)	—	—	—	(0.2)

Total interest expense, net	9.1	—	3.2	—	12.3
Income before income taxes	53.5	—	25.0	—	78.5
Income tax expense	14.1	—	1.0	—	15.1

Income from continuing operations	39.4	—	24.0	—	63.4
Equity in earnings of subsidiaries	24.0	63.4	—	(87.4)	—

Net income	$63.4	$63.4	$24.0	$(87.4)	$63.4

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2010

(In millions)

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$832.5	$—	$490.6	$—	$1,323.1
Franchise revenues	268.8	—	143.0	—	411.8
Intercompany revenues	4.4	—	5.1	(9.5)	—
Property revenues	64.3	—	20.7	—	85.0

Total revenues	1,170.0	—	659.4	(9.5)	1,819.9
Company restaurant expenses:
Food, paper and product costs	269.4	—	151.6	—	421.0
Payroll and employee benefits	256.2	—	150.2	—	406.4
Occupancy and other operating costs	194.0	—	145.1	—	339.1

Total company restaurant expenses	719.6	—	446.9	—	1,166.5
Selling, general and administrative expenses	230.4	—	136.3	—	366.7
Intercompany expenses	5.1	—	4.4	(9.5)	—
Property expenses	27.2	—	18.2	—	45.4
Other operating (income) expense, net	(3.5)	—	(7.7)	—	(11.2)

Total operating costs and expenses	978.8	—	598.1	(9.5)	1,567.4

Income from operations	191.2	—	61.3	—	252.5

Interest expense	34.7	—	2.2	—	36.9
Intercompany interest (income) expense	(7.0)	—	7.0	—	(0.0)
Interest income	0.2	—	(0.9)	—	(0.7)

Total interest expense, net	27.9	—	8.3	—	36.2
Income before income taxes	163.3	—	53.0	—	216.3
Income tax expense	53.2	—	9.7	—	62.9

Income from continuing operations	110.1	—	43.3	—	153.4
Equity in earnings of subsidiaries	43.3	153.4	—	(196.7)	—

Net income	$153.4	$153.4	$43.3	$(196.7)	$153.4

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$81.4	$81.4	$58.2	$(139.6)	$81.4
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(58.2)	(81.4)	—	139.6	—
Depreciation and amortization	68.5	—	33.0	—	101.5
Loss on early extinguishment of debt	19.6	—	—	—	19.6
Amortization of deferred financing cost and debt issuance discount	10.5	—	—	—	10.5
Loss on hedging activities	0.3	—	—	—	0.3
Loss on remeasurement of foreign denominated transactions	3.2	—	1.2	—	4.4
(Gain) loss on refranchisings, dispositions of assets and release of unfavorable lease obligation	(4.3)	—	1.4		(2.9)
Impairment on non-restaurant properties	—	—	—	—	—
Bad debt expense, net of recoveries	3.7	—	0.2	—	3.9
Share based compensation	0.9	—	—		0.9
Deferred income taxes	(16.3)	—	—	—	(16.3)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	3.9	—	4.7	—	8.6
Prepaids and other current assets	87.4	—	4.5	—	91.9
Accounts and drafts payable	5.3	—	(10.3)	—	(5.0)
Accrued advertising	(0.4)	—	7.6	—	7.2
Other accrued liabilities	12.8	—	(21.8)	—	(9.0)
Other long-term assets and liabilities	(9.2)	—	25.1	1.5	17.4

Net cash provided by operating activities	209.1	—	103.8	1.5	314.4

Cash flows from investing activities:
Payments for property and equipment	(30.2)	—	(11.8)	—	(42.0)
Proceeds from refranchisings, disposition of assets and restaurant closures	10.8	—	12.4	—	23.2
Investments in / advances to unconsolidated entities	—	—	(4.5)	—	(4.5)
Return of investment on direct financing leases	8.6	—	(0.8)	—	7.8
Restricted Cash	(4.3)	—	—	—	(4.3)
Other investing activities	0.5	—	—	—	0.5

Net cash used for investing activities	(14.6)	—	(4.7)	—	(19.3)

Cash flows from financing activities:
Proceeds from term debt	1,860.0	—	—	—	1,860.0
Repayments of term debt and capital leases	(1,864.2)	—	(2.1)	—	(1,866.3)
Payment of deferred financing cost	(23.1)	—	—	—	(23.1)
Capital distribution from Parent	0.7	(0.7)	—	—	—
Intercompany Financing	3.0	—	(1.5)	(1.5)	—

Net cash used for financing activities	(23.6)	(0.7)	(3.6)	(1.5)	(29.4)

Effect of exchange rates on cash and cash equivalents	0.5	—	(4.7)	—	(4.2)
Increase (decrease) in cash and cash equivalents	171.4	(0.7)	90.7	—	261.5
Cash and cash equivalents at beginning of period	132.8	0.7	73.5	—	207.0

Cash and cash equivalents at end of period	$304.2	$—	$164.3	$—	$468.5

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

(In millions)

(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$153.4	$153.4	$43.5	$(196.9)	$153.4
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(43.5)	(153.4)	—	196.9	—
Depreciation and amortization	61.0	—	23.9	—	84.9
Impairment on non-restaurant properties	1.6	—	—	—	1.6
Gain on hedging activities	(1.3)	—	—	—	(1.3)
Amortization of deferred financing cost and debt issuance discount	1.0	—	—	—	1.0
(Gain) loss on remeasurement of foreign denominated transactions	16.0	—	(1.9)	—	14.1
Gain on refranchisings, dispositions of assets and release of unfavorable lease obligation	(1.7)	—	(9.8)	—	(11.5)
Bad debt expense, net of recoveries	0.9	—	1.1	—	2.0
Stock-based compensation	11.2	—	2.1	—	13.3
Deferred income taxes	3.2	—	0.9	—	4.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	2.6	—	(8.3)	—	(5.7)
Prepaids and other current assets	12.0	—	(2.2)	—	9.8
Accounts and drafts payable	(9.9)	—	(1.0)	—	(10.9)
Accrued advertising	17.7	—	(9.7)	—	8.0
Other accrued liabilities	16.8	(0.3)	2.1	—	18.6
Other long-term assets and liabilities	(4.5)	(0.1)	(5.5)	(0.9)	(11.0)

Net cash provided by (used for) operating activities	236.5	(0.4)	35.2	(0.9)	270.4

Cash flows from investing activities:
Payments for property and equipment	(68.5)	—	(32.0)	—	(100.5)
Proceeds from refranchisings, disposition of assets and restaurant closures	10.3	—	15.4	—	25.7
Payments for acquired franchisee operations, net of cash acquired	(0.1)	—	(13.1)	—	(13.2)
Return of investment on direct financing leases	5.9	—	0.6	—	6.5
Other investing activities	2.0	—	(3.0)	—	(1.0)

Net cash used for investing activities	(50.4)	—	(32.1)	—	(82.5)

Cash flows from financing activities:
Repayments of term debt and capital leases	(56.0)	—	(1.2)	—	(57.2)
Borrowings under revolving credit facility	9.0	—	—	—	9.0
Repayments of revolving credit facility	(9.0)	—	—	—	(9.0)
Dividends paid on common stock	—	(25.3)	—	—	(25.3)
Proceeds from stock option exercises	—	7.0	—	—	7.0
Excess tax benefits from share-based compensation	3.6	—	0.1	—	3.7
Repurchases of common stock	—	(2.6)	—	—	(2.6)
Intercompany Financing	(19.8)	21.2	(2.3)	0.9	—

Net cash (used for) provided by financing activities	(72.2)	0.3	(3.4)	0.9	(74.4)

Effect of exchange rates on cash and cash equivalents	(2.7)	—	(2.8)	—	(5.5)
Increase (decrease) in cash and cash equivalents	111.2	(0.1)	(3.1)	—	108.0
Cash and cash equivalents at beginning of period	4.3	—	135.6	—	139.9

Cash and cash equivalents at end of period	$115.5	$(0.1)	$132.5	$—	$247.9

On April 19, 2011, BKCH, the direct parent of the Company, and Burger King Capital Finance, Inc., a Delaware corporation and another direct subsidiary of BKCH (“BK Finance” and, together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in the aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. Neither the Company nor BKC is a guarantor of the Discount Notes. The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKH.

On October 19, 2011, the Board of Managers of BKCH approved a distribution to Parent and, subject to such distribution, the Board of Directors of Parent approved a return of capital distribution to the shareholders of Parent, including 3G, in the amount of $393.4 million, representing the net proceeds from the sale of the Discount Notes, payable by December 16, 2011, provided that the Board of Parent does not act to revoke its decision to declare the return of capital distribution prior to the payment date.

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

BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of September 30, 2011

(In millions)

(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$468.5	$392.4	$—	$860.9
Trade and notes receivable, net	139.6	—	(0.5)	139.1
Prepaids and other current assets	71.5	6.3	—	77.8
Deferred income taxes, net	30.3	—	—	30.3

Total current assets	709.9	398.7	(0.5)	1,108.1

Property and equipment, net of accumulated depreciation	1,025.3	—	—	1,025.3

Intangible assets, net	2,864.9	—	—	2,864.9

Goodwill	690.2	—	—	690.2
Net investment in property leased to franchisees	250.2	—	—	250.2
Investment in subsidiaries	—	—	—	—
Other assets, net	127.3	7.8	—	135.1

Total assets	$5,667.8	$406.5	$(0.5)	$6,073.8

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts and drafts payable	$84.9	$—	$—	$84.9
Accrued advertising	86.9	—	—	86.9
Other accrued liabilities	237.4	0.5	(0.5)	237.4
Current portion of long term debt and capital leases	33.4	—	—	33.4

Total current liabilities	442.6	0.5	(0.5)	442.6

Term debt, net of current portion	2,664.1	421.2	—	3,085.3
Capital leases, net of current portion	94.7	—	—	94.7
Other liabilities, net	359.4	—	—	359.4
Payables to affiliates	—	—	—	—
Deferred income taxes, net	613.5	—	—	613.5

Total liabilities	4,174.3	421.7	(0.5)	4,595.5

Stockholder’s equity:
Additional paid-in capital	1,563.5	—	—	1,563.5
Accumulated deficit	(21.7)	(15.2)	—	(36.9)
Accumulated other comprehensive loss	(48.3)	—	—	(48.3)

Total stockholder’s equity	1,493.5	(15.2)	—	1,478.3

Total liabilities and stockholder’s equity	$5,667.8	$406.5	$(0.5)	$6,073.8

Successor

BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended September 30, 2011

(In millions)

(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$422.6	$—	$—	$422.6
Franchise revenues	156.5	—	—	156.5
Intercompany revenues	—	—	—	—
Property revenues	29.0	—	—	29.0

Total revenues	608.1	—	—	608.1

Company restaurant expenses:
Food, paper and product costs	134.9	—	—	134.9
Payroll and employee benefits	122.3	—	—	122.3
Occupancy and other operating costs	112.4	—	—	112.4

Total company restaurant expenses	369.6	—	—	369.6

Selling, general and administrative expenses	110.2	—	—	110.2
Property expenses	18.4	—	—	18.4
Other operating (income) expense, net	(3.6)	—	—	(3.6)

Total operating costs and expenses	494.6	—	—	494.6

Income from operations	113.5	—	—	113.5
				—
Interest expense	48.3	11.3	—	59.6
Intercompany interest (income) expense	—	—	—	—
Interest income	(0.3)	—	—	(0.3)

Total interest expense, net	48.0	11.3	—	59.3

Income (loss) before income taxes	65.5	(11.3)	—	54.2
Income tax expense (benefit)	17.4	(2.8)	—	14.6

Income (loss) from continuing operations	48.1	(8.5)	—	39.6
Equity in earnings of subsidiaries	—	48.1	—	—

Net income	$48.1	$39.6	$—	$39.6

Successor

BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$1,234.2	$—	$—	$1,234.2
Franchise revenues	437.5	—	—	437.5
Intercompany revenues	—	—	—	—
Property revenues	84.9	—	—	84.9

Total revenues	1,756.6	—	—	1,756.6

Company restaurant expenses:
Food, paper and product costs	397.3	—	—	397.3
Payroll and employee benefits	364.5	—	—	364.5
Occupancy and other operating costs	332.7	—	—	332.7

Total company restaurant expenses	1,094.5	—	—	1,094.5

Selling, general and administrative expenses	319.9	—	—	319.9

Intercompany expenses	—	—	—	—
Property expenses	54.8	—	—	54.8
Other operating (income) expense, net	7.5	—	—	7.5

Total operating costs and expenses	1,476.7	—	—	1,476.7

Income from operations	279.9	—	—	279.9

Interest expense	146.7	20.2	—	166.9
Intercompany interest (income) expense	—	—	—	—
Interest income	(1.3)	—	—	(1.3)

Total interest expense, net	145.4	20.2	—	165.6
Loss on early extinguishment	19.6	—	—	19.6

Income (loss) before income taxes	114.9	(20.2)	—	94.7
Income tax expense (benefit)	33.5	(5.1)	—	28.4

Income (loss) from continuing operations	81.4	(15.1)	—	66.3
Equity in earnings of subsidiaries	—	81.4	(81.4)	—

Net income	$81.4	$66.3	$(81.4)	$66.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” Unless the context otherwise requires, all references to “we,” “us,” “our” and “Successor” refer to Burger King Holdings, Inc. and its subsidiaries, including BKC, for the period subsequent to the acquisition of BKH by an affiliate of 3G Capital on the Merger Date. All references to our Predecessor refer to Burger King Holdings, Inc. and all of its subsidiaries, including BKC, for all periods prior to the Acquisition, which operated under a different ownership and capital structure. In addition, the Acquisition was accounted for under the acquisition method of accounting, which resulted in preliminary purchase price allocations that affect the comparability of results of operations for periods before and after the Acquisition.

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

Approximately 90% of our current restaurants are franchised, but we expect the percentage of franchise restaurants to increase as we implement our portfolio management strategy of refranchising up to half of our Company restaurants and our plans to accelerate restaurant development by franchisees in several international markets. The current 90/10 ratio of franchise restaurants to Company restaurants applies on a worldwide basis, but may not reflect the ratio of franchise restaurants to Company restaurants in any specific market or region. We believe a restaurant ownership mix that is heavily weighted to franchise restaurants is beneficial to us because the capital required to grow and maintain our system is funded primarily by franchisees while giving us a base of Company restaurants to demonstrate credibility with franchisees in launching new initiatives. However, our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

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

In the U.S. and Canada, where approximately 61% of our system restaurants are currently located, and 73% of our Company restaurants are currently located, we have identified four priorities that we believe will assist us in driving future sales and traffic: marketing communications, menu, operations and image. We are currently modifying our marketing communications approach and introducing new and enhanced menu items in an effort to reach out to a broader consumer base. Operationally, we have initiated a project which would optimize our field teams to significantly increase our field presence, which we believe will help improve restaurant operations. Finally, we have lowered the cost of remodeling restaurants and have provided our franchisees in the United States with financial incentives and access to a third-party financing program to assist them in their remodeling efforts. We believe that these initiatives will be an important step to driving sales growth in the U.S and Canada segment.

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

Key Business Measures

We use three key business measures as indicators of our operational performance: comparable sales growth, average restaurant sales and sales growth. We believe that these measures are important indicators of the overall direction, trends of sales and the effectiveness of our advertising, marketing and operating initiatives and the impact of these on the entire Burger King ® system.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In constant currencies)
Company Comparable Sales Growth:
U.S. and Canada	1.8%	(4.1)%	(2.6)%	(3.1)%
EMEA / APAC	6.2%	(0.2)%	5.4%	(2.2)%
Latin America	12.1%	(3.5)%	4.3%	(3.0)%
Total Company Comparable Sales Growth	3.2%	(3.1)%	(0.7)%	(2.9)%
Franchise Comparable Sales Growth:
U.S. and Canada	(0.6)%	(4.2)%	(4.0)%	(4.0)%
EMEA / APAC	2.8%	1.6%	2.1%	1.2%
Latin America	10.5%	7.5%	7.4%	3.5%
Total Franchise Comparable Sales Growth	1.4%	(1.5)%	(1.1)%	(1.9)%
Comparable Sales Growth:
U.S. and Canada	(0.3)%	(4.2)%	(3.8)%	(3.9)%
EMEA/APAC	3.0%	1.4%	2.3%	0.9%
Latin America	10.5%	6.9%	7.2%	3.2%
Total System-wide Comparable Sales Growth	1.6%	(1.7)%	(1.1)%	(2.0)%

We experienced positive system-wide comparable sales growth of 1.6% (in constant currencies) for the three months ended September 30, 2011, compared to negative system-wide comparable sales growth of 1.7% (in constant currencies) for the same period last year, primarily driven by positive comparable sales growth in EMEA/APAC and Latin America. Comparable sales growth in the U.S. and Canada was relatively flat for the period. Positive comparable sales growth in EMEA/APAC was primarily driven by positive results in Germany, Turkey, Spain, the U.K. and China, partially offset by negative comparable sales growth in Australia. Positive comparable sales growth in Latin America was primarily due to positive results in Mexico, Brazil and Argentina, partially offset by negative comparable sales growth in Puerto Rico.

We experienced negative system-wide comparable sales growth of 1.1% (in constant currencies) for the nine months ended September 30, 2011, compared to negative system-wide comparable sales growth of 2.0% (in constant currencies) for the same period last year, primarily driven by negative comparable sales growth in the U.S. and Canada, partially offset by positive comparable sales growth in EMEA/APAC and Latin America for the period. Negative comparable sales growth in the U.S. and Canada of 3.8% (in constant currencies) was largely due to lower traffic compared to the prior period, when traffic was supported by value promotions, such as our Buck Double promotion. Positive comparable sales growth in EMEA/APAC was driven by positive results in Germany, Turkey, Italy and China, partially offset by negative comparable sales growth in Australia. Positive comparable sales growth in Latin America was primarily due to positive results in Brazil and Argentina, partially offset by negative comparable sales growth in Puerto Rico.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
System-wide Average Restaurant Sales	$331	$314	$938	$917

Trailing twelve months system-wide ARS was $1.2 million, including the favorable impact of currency exchange rates of $19,000 for the period ended September 30, 2011, compared to $1.2 million for the period ended September 30, 2010.

System-wide ARS increased during the three months ended September 30, 2011, primarily as a result of $8,000 of favorable impact from the movement of currency exchange rates and system-wide comparable sales growth in EMEA/APAC and Latin America.

System-wide ARS increased during the nine months ended September 30, 2011, primarily as a result of $19,000 of favorable impact from the movement of currency exchange rates and system-wide comparable sales growth in EMEA/APAC and Latin America, partially offset by negative comparable sales growth in the U.S. and Canada.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In constant currencies)
Sales Growth:

U.S. and Canada	(0.3)%	(3.7)%	(3.7)%	(3.3)%
EMEA/APAC	7.9%	12.9%	8.2%	10.9%
Latin America	15.6%	20.2%	15.5%	13.3%
Total System-wide Sales Growth	3.6%	3.2%	1.5%	2.0%

System-wide sales growth for the three months ended September 30, 2011 was 3.6% (in constant currencies) compared to 3.2% (in constant currencies) for the same period last year, primarily as a result of a net increase of 189 restaurants during the trailing twelve month period ended September 30, 2011. Relatively flat sales growth in the U.S. and Canada of negative 0.3% (in constant currencies) was primarily due to a net decrease of 36 restaurants during the trailing twelve month period ended September 30, 2011, and relatively flat comparable sales growth in the U.S. and Canada of negative 0.3% (in constant currencies). Sales growth of 7.9% (in constant currencies) in EMEA/APAC was primarily a result of a net increase of 186 restaurants during the trailing twelve month period ended

September 30, 2011 and comparable sales growth of 3.0% (in constant currencies) in EMEA/APAC. Sales growth of 15.6% (in constant currencies) in Latin America was primarily a result of a net increase of 39 restaurants during the trailing twelve month period ended September 30, 2011 and comparable sales growth of 10.5% (in constant currencies) for the region.

System-wide sales growth for the nine months ended September 30, 2011 was 1.5% (in constant currencies) compared to 2.0% (in constant currencies) for the same period last year, primarily as a result of a net increase of 189 restaurants during the trailing twelve month period ended September 30, 2011, partially offset by negative system-wide comparable sales growth. Negative sales growth in the U.S. and Canada of 3.7% (in constant currencies) was primarily due to negative comparable sales growth in the U.S. and Canada. Sales growth of 8.2% (in constant currencies) in EMEA/APAC was primarily a result of a net increase of 186 restaurants during the trailing twelve month period ended September 30, 2011 and positive comparable sales growth in EMEA/APAC. Sales growth of 15.5% (in constant currencies) in Latin America was primarily a result of a net increase of 39 restaurants during the trailing twelve month period ended September 30, 2011 and positive comparable sales growth for the region.

Other Operating Data:

	Successor	Predecessor
	As of September 30,
	2011	2010
Restaurant Count Data:
Number of Company restaurants:
U.S. and Canada	942	986
EMEA/APAC	256	265
Latin America	97	97

Total Company restaurants	1,295	1,348
Number of franchise restaurants:
U.S. and Canada	6,581	6,573
EMEA/APAC	3,440	3,245
Latin America	1,079	1,040

Total franchise restaurants	11,100	10,858

Total system-wide restaurants	12,395	12,206

Factors Affecting Comparability of Results of Operations

The Transactions

The Acquisition as described in Note 1 to the accompanying unaudited condensed consolidated financial statements was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 805, Business Combinations. During the quarter ended September 30, 2011, we revised our preliminary purchase price allocation on a retrospective basis as of the Merger Date, with corresponding adjustments to our results of operations. We do not expect material revisions to the revised purchase price allocation when we complete our review of valuation conclusions and related retrospective accounting during the quarter ended December 31, 2011. Further revisions we determine to be material will be applied retrospectively to the Merger Date. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization).

Additionally, our interest expense is significantly higher following the Transactions than experienced by our Predecessor in prior periods, primarily due to the higher principal amount of debt outstanding following the Transactions.

Restructuring Plan

In December 2010, we began the implementation of a global restructuring plan that resulted in work force reductions throughout our organization. In the United States, approximately 375 corporate and field positions were eliminated, the majority of which were based at our headquarters in Miami, Florida. In addition, approximately 250 corporate and field positions in Canada, Latin America, EMEA and APAC were eliminated. See the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010 for additional information on the charges incurred by the Company for the aforementioned period.

In June 2011, we implemented a Voluntary Resignation Severance Program (“VRS Program”) offered for a limited time to eligible employees based at our Miami headquarters. During that time period, additional involuntary work force reductions were also implemented. Separation dates vary, and severance benefits and other severance-related costs are recorded over the remaining service period for those employees who were part of additional work force reductions or who elected to participate in the VRS Program but continue to be employed by the Company until their scheduled separation date. As a result of the VRS Program and the additional workforce reductions, we incurred $5.5 million and $10.0 million of severance benefits and other severance related costs for the three and nine month periods ended September 30, 2011, respectively, and we expect to record an additional $0.5 million in severance costs through December 31, 2011.

Field Optimization Project

During the three months ended September 30, 2011, we initiated a project to redesign our U.S. field organization (the “Field Optimization Project”). As a result of the Field Optimization Project, we incurred $5.5 million and $7.2 million for the three and nine month periods ended September 30, 2011, respectively, of severance related costs, compensation costs for overlap staffing, travel expenses, consulting and training costs. We expect to record an additional $5.3 million in travel expenses, consulting and training costs related to the Field Optimization Project.

The table below summarizes the factors affecting comparability of results of operations due to acquisition accounting, the restructuring plan, Field Optimization Project costs and transaction costs incurred in connection with the Transactions.

	Successor	Successor
	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
	(in millions)
The Transactions:
Revenues:
Property revenues	$0.9	$2.8

Total effect on revenues	$0.9	$2.8

Occupancy and other operating costs:
Depreciation and amortization (1)	2.8	8.2
Lease straightline adjustment	0.2	0.7

Total effect on occupancy and other operating costs	$3.0	$8.9

Selling, general and administrative expenses:
Depreciation and amortization (2)	3.5	10.4
Transaction costs	1.0	2.1

Total effect on selling, general and administrative expenses	$4.5	$12.5

Property expenses:
Depreciation and amortization (3)	2.4	7.4
Lease straightline adjustment	0.2	0.5

Total effect on property expenses	$2.6	$7.9

Total effect of the Transactions on Income (loss) from Operations	$(9.2)	$(26.5)

Restructuring and Field Optimization Project:
Selling, general and administrative expenses:
Global restructuring and related professional fees	$10.9	$33.1
Field Optimization Project costs	5.5	7.2

Total effect of Restructuring and Field Optimization Project on Income (loss) from Operations	$(16.4)	$(40.3)

Total effect on Income (Loss) from Operations	$(25.6)	$(66.8)

(1)	Represents depreciation of buildings and equipment used in Company restaurants and amortization of favorable and unfavorable leases associated with Company restaurants.
(2)	Represents depreciation of software, furniture and fixtures used in our corporate headquarters and amortization of franchise agreements.
(3)	Represents depreciation of properties leased to franchisees and amortization of favorable and unfavorable leases associated with properties leased to franchisees.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following table presents our results of operations for the three months ended September 30, 2011 and 2010:

	Successor	Predecessor
	Three Months Ended September 30,		Increase/ (Decrease)
	2011	2010
	(In millions)
Revenues:
Company restaurant revenues	$422.6	$429.8	(2)%
Franchise revenues	156.5	141.6	11%
Property revenues	29.0	28.6	1%

Total revenues	608.1	600.0	1%
Company restaurant expenses	369.6	371.3	(0)%
Selling, general and administrative expenses	110.2	127.8	(14)%
Property expenses	18.4	15.5	19%
Other operating (income) expense, net	(3.6)	(5.4)	(33)%

Total operating costs and expenses	494.6	509.2	(3)%

Income from operations	113.5	90.8	25%
Interest expense	48.3	12.5	286%
Interest income	(0.3)	(0.2)	50%

Interest expense, net	48.0	12.3	290%
Income before income taxes	65.5	78.5	(17)%
Income tax expense	17.4	15.1	15%

Net income	$48.1	$63.4	(24)%

Revenues

Company restaurant revenues

Total Company restaurant revenues decreased by $7.2 million, or 2%, to $422.6 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to a net decrease of 53 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 49 Company restaurants as part of our ongoing portfolio management initiative. These factors were partially offset by positive worldwide Company comparable sales growth of 3.2% (in constant currencies) and $10.6 million of favorable impact from the movement of currency exchange rates.

In the U.S. and Canada, Company restaurant revenues were relatively flat at $302.1 million for the three months ended September 30, 2011, compared to the same period in the prior year, with positive Company comparable sales growth in the U.S. and Canada of 1.8% (in constant currencies) and $2.2 million of favorable impact from the movement of currency exchange rates in Canada, largely offset by a net decrease of 44 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 40 Company restaurants.

In EMEA/APAC, Company restaurant revenues decreased by $9.7 million, or 9%, to $102.6 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to a net decrease of nine Company restaurants during the trailing twelve-month period ended September 30, 2011, resulting from the net refranchising of nine Company restaurants. This decrease was partially offset by Company comparable sales growth of 6.2% (in constant currencies) and $7.7 million of favorable impact from the movement of currency exchange rates.

In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $2.6 million, or 17%, to $17.9 million for the three months ended September 30, 2011, compared to the same period in the prior year. The increase was primarily the result of comparable sales growth of 12.1% (in constant currencies) and $0.7 million of favorable impact from the movement of currency exchange rates.

Franchise revenues

Total franchise revenues increased by $14.9 million, or 11%, to $156.5 million for the three months ended September 30, 2011,

compared to the same period in the prior year. The increase was primarily due to a net increase of 242 franchise restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 49 Company restaurants, $4.3 million of favorable impact from the movement of currency exchange rates and positive worldwide franchise comparable sales growth of 1.4% (in constant currencies).

In the U.S. and Canada, franchise revenues increased by $1.4 million, or 2%, to $79.7 million for the three months ended September 30, 2011, compared to the same period in the prior year. The increase was primarily the result of a net increase of 8 franchise restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 40 Company restaurants, and the payment of $1.3 million of franchise fees in connection with the refranchising of 35 restaurants in the current period. These factors were partially offset by negative franchise comparable sales growth in the U.S. and Canada of 0.6% (in constant currencies) and a decrease in franchise renewal fees due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. The impact from the movement of currency exchange rates was not significant in this segment for the period.

Franchise revenues in EMEA/APAC increased by $10.9 million, or 22%, to $60.9 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to a net increase of 195 franchise restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of nine Company restaurants, positive franchise comparable sales growth of 2.8% (in constant currencies), and $4.2 million of favorable impact from the movement of currency exchange rates.

Latin America franchise revenues increased by $2.6 million, or 20%, to $15.9 million for the three months ended September 30, 2011, compared to the same period in the prior year. The increase was primarily due to a net increase of 39 franchise restaurants during the trailing twelve-month period ended September 30, 2011 and positive franchise comparable sales growth of 10.5% (in constant currencies). The impact from the movement of currency exchange rates was not significant in this segment for the period.

Property Revenues

Total property revenues increased by $0.4 million, or 1%, to $29.0 million for the three months ended September 30, 2011, compared to the same period in the prior year. The increase was primarily driven by acquisition accounting effects of $0.9 million and $0.3 million of favorable impact from the movement of currency exchange rates partially offset by decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S.

In the U.S. and Canada, property revenues increased by $1.3 million, or 6%, to $24.7 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of $1.1 million of acquisition accounting effects, the net effect of changes to our portfolio of properties leased to franchisees and contractual rent increases per the lease agreement over the term of the lease. These factors were partially offset by decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S of 0.6% (in constant currencies). The impact from the movement of currency exchange rates was not significant in this segment for the period.

Property revenues in EMEA/APAC decreased by $0.9 million, or 17%, to $4.3 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to a reduction in the number of properties in our portfolio of properties leased to franchisees, partially offset by $0.2 million of favorable impact from the movement of currency exchange rates.

Operating Costs and Expenses

Food, paper and product costs

Total food, paper and product costs decreased by $0.9 million, or 1%, to $134.9 million during the three months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a 2% decrease in Company restaurant revenues. This decrease was partially offset by $3.2 million of unfavorable impact from the movement of currency exchange rates.

As a percentage of Company restaurant revenues, total food, paper and product costs increased by 0.3%, to 31.9 % during the three months ended September 30, 2011, compared to the same period in the prior year. The increase was primarily driven by higher commodity costs in EMEA.

In the U.S. and Canada, food, paper and product costs were relatively flat at $97.2 million during the three months ended September 30, 2011, compared to the same period in the prior year, reflecting relatively flat Company restaurant revenues and $0.7 million of unfavorable impact from the movement of currency exchange rates. Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues were flat at 32.2%.

In EMEA/APAC, food, paper and product costs decreased by $1.8 million, or 6%, to $30.7 million for the three months ended

September 30, 2011, compared to the same period in the prior year, primarily as a result of a 9% decrease in Company restaurant revenues, partially offset by lower food margins in EMEA and $2.3 million of unfavorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues increased by 1.0% to 29.9%, primarily due to higher commodity costs across the EMEA market.

In Latin America, food, paper and product costs increased by $1.0 million, or 17%, to $7.0 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a 17% increase in Company restaurant revenues and $0.3 million of unfavorable impact from the movement of currency exchange rates. Food, paper and product costs as a percentage of Company restaurant revenues decreased by 0.1% to 39.1%.

Payroll and employee benefits costs

Total payroll and employee benefits costs decreased by $6.6 million, or 5%, to $122.3 million during the three months ended September 30, 2011, compared to the same period in the prior year. This decrease was primarily due to the net reduction of 53 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 49 Company restaurants and improved labor margins in the U.S. and Canada. These factors were partially offset by $3.0 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, total payroll and employee benefits costs decreased by 1.1% to 28.9%, primarily due to improved labor margins in the U.S. and Canada and EMEA/APAC segments.

In the U.S. and Canada, payroll and employee benefits costs decreased by $2.5 million, or 3%, to $90.9 million during the three months ended September 30, 2011, compared to the same period in the prior year, primarily due the net reduction of 44 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 40 Company restaurants, and improved labor margins, partially offset by $0.7 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 0.8% to 30.1%, primarily due to changes in restaurant compensation plans and benefits realized from improvements in labor scheduling in our U.S. restaurants.

In EMEA/APAC, payroll and employee benefits costs decreased by $4.4 million, or 13%, to $29.3 million during the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to the net decrease of nine Company restaurants during the trailing twelve-month period ended September 30, 2011, as a result of the net refranchising of nine Company restaurants, partially offset by $2.3 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 1.5% to 28.6%, primarily due to the leveraging effect of positive comparable sales growth on our fixed payroll and employee benefit costs.

In Latin America, payroll and employee benefits costs increased by $0.3 million, or 17%, to $2.1 million during the three months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of higher variable labor costs due to Company comparable sales growth of 12.1%. The impact from the movement of currency exchange rates was not significant in this segment for the period. As a percentage of Company restaurant revenues, payroll and employee benefits costs were relatively flat at 11.7%.

Occupancy and other operating costs

Total occupancy and other operating costs increased by $5.8 million, or 5%, to $112.4 million during the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to $3.0 million of unfavorable impact from the movement of currency exchange rates, $3.0 million of acquisition accounting effects, the benefits derived from a $4.3 million favorable adjustment to our self-insurance reserve in the U.S. during the three months ended September 30, 2010 and an increase in costs to implement new Company initiatives at our restaurants. These increases were partially offset by the net decrease of 53 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 49 Company restaurants.

As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 1.8% to 26.6% during the three months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of the impact of acquisition accounting effects, a favorable adjustment to our self insurance reserve in the U.S. during the three months ended September 30, 2010 and an increase in costs to implement new Company initiatives at our restaurants.

In the U.S. and Canada, occupancy and other operating costs increased by $7.6 million, or 11%, to $76.4 million during the three months ended September 30, 2011, compared to the same period in the prior year. This increase was primarily driven by $2.4 million of acquisition accounting effects, a $2.9 million favorable adjustment to our self insurance reserve as a result of favorable developments in our claim trends during the three months ended September 30, 2010 in the U.S., a $1.4 million favorable adjustment to our self insurance reserve to adjust our incurred but not reported confidence level during the three months ended September 30, 2010 in the U.S., a $1.0 million increase in costs to implement new Company initiatives at our restaurants and $0.5 million of unfavorable impact from the movement of currency exchange rates. These factors were partially offset by the net reduction of 44 Company restaurants during the trailing twelve month period ended September 30, 2011, including the net refranchising of 40 Company restaurants. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 2.5% to 25.3%, for the reasons set forth above.

In EMEA/APAC, occupancy and other operating costs decreased by $1.7 million, or 5%, to $31.4 million during the three months ended September 30, 2011, compared to the same period in the prior year. The decrease was primarily due to a net decrease of nine Company restaurants during the trailing twelve-month period ended September 30, 2011, resulting from the net refranchising of nine Company restaurants, partially offset by $2.3 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.1% to 30.6%, primarily due to the impact of acquisition accounting effects and the sale of our Netherlands entity in September 2010.

In Latin America, occupancy and other operating costs decreased by $0.1 million, or 2.1%, to $4.6 million during the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to $0.2 million of unfavorable impact from the movement of currency exchange rates offset by $0.2 million of acquisition accounting effects. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 5.0% to 25.7%, primarily as a result of the leveraging effect of positive comparable sales growth on our fixed occupancy and other operating costs and a $0.2 million adjustment to previous estimates of occupancy and other operating costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following for the three months ended September 30, 2011 and 2010:

	Successor	Predecessor
	Three Months Ended September 30,
	2011	2010	% Change
	(In millions)
Selling expenses	$18.7	$20.8	(10)%

Management general and administrative expenses	64.5	95.9	(33)%
Share-based compensation	0.2	5.0	(96)%
Depreciation and amortization	9.4	6.1	54%
Transaction costs	1.0	—	NM
Global restructuring and related professional fees	10.9	—	NM
Field optimization project costs	5.5	—	NM

Total general and administrative expenses	91.5	107.0	(14)%

Selling, general and administrative expenses	$110.2	$127.8	(14)%

NM - Not meaningful

Selling expenses decreased by $2.1 million, or 10%, to $18.7 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to a $0.6 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower sales at our Company restaurants and a $1.5 million decrease in local marketing expenditures. These factors were partially offset by $0.5 million of unfavorable impact from the movement of currency exchange rates for the three months ended September 30, 2011.

Management general and administrative expenses are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, including rent, maintenance and utilities, travel and meeting expenses, IT and technology costs and other general operating expenses. General and administrative expenses also include certain non-cash and separately managed general and administrative expenses, including share-based compensation, depreciation and amortization, consisting primarily of amortization of franchise agreement intangible assets, and costs associated with unusual or non-recurring events that are classified as general and administrative expenses, including Transaction costs, global restructuring expenses and related professional fees and Field Optimization Project costs as described in “Factors Affecting Comparability of Results of Operations – Field Optimization Project”. Management general and administrative expenses is a measure that management uses to evaluate the efficiency of the core operations and to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that were impacted by the

Acquisition, the application of acquisition accounting, and our restructuring and field optimization initiatives.

Our Management general and administrative expenses decreased by $31.4 million, or 33%, to $64.5 million for the three months ended September 30, 2011, compared to the same period in the prior year. This decrease was driven by a 27% decrease in salary and fringe benefits and a 42% decrease in professional fees, which are directly attributable to the benefits derived from our global restructuring and implementation of a Zero Based Budgeting (“ZBB”) program. These expense reductions are consistent with our expectations that overall salary and fringe expense and other corporate non-personnel general and administrative expenses included in general and administrative expenses will decrease on an annual run rate basis by approximately $85 million to $110 million with our global restructuring and ZBB program. If we are unable to maintain our operations with a reduced workforce, we may incur additional general and administrative expenses and therefore may not be able to sustain these cost reductions.

Our total general and administrative expenses decreased by $15.5 million, or 14%, driven by the $31.4 million decrease in Management general and administrative expenses and a $4.8 million decrease in share-based compensation, partially offset by $10.9 million of global restructuring and related professional fees, $5.5 million of Field Optimization Project costs, a $3.3 million increase in depreciation and amortization resulting primarily from acquisition accounting and $1.0 million increase in Transaction costs. Our total general and administrative expenses include $1.9 million of unfavorable impact from the movement of currency exchange rates for the three months ended September 30, 2011.

Property Expenses

Total property expenses increased by $2.9 million, or 19%, to $18.4 million for the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to a $2.6 million of acquisition accounting effects, $0.3 million of unfavorable impact from the movement of currency exchange rates for the three months ended September 30, 2011, and an increase in bad debt expense of $0.8 million. These factors were partially offset by decreased rent expense from a reduction in the number of properties subleased to franchisees in EMEA.

Other operating (income) expense, net

	Successor	Predecessor
	Three Months Ended September 30,
	2011	2010
	(In millions)
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(3.6)	$(4.1)
Litigation settlements and reserves, net	0.1	1.2
Foreign exchange, net (gains) losses	(0.1)	(1.5)
Other, net	—	(1.0)

Other operating (income) expense, net	$(3.6)	$(5.4)

Income from Operations

	Successor	Predecessor
	Three Months Ended September 30,
	2011	2010
	(In millions)
Income from Operations:
U.S. and Canada	$84.9	$90.3
EMEA/APAC	44.4	30.6
Latin America	14.9	9.2
Unallocated	(30.7)	(39.3)

Total income from operations	$113.5	$90.8

Income from operations increased by $22.7 million, or 25%, to $113.5 million during the three months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a $17.6 million decrease in selling, general and administrative expenses and a $14.9 million increase in franchise revenues. These factors were partially offset by a $5.5 million decrease in Company restaurant margin, a $2.5 million decrease in net property income and a $1.8 million decrease in other operating income, net. (See Note 16 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).

For the three months ended September 30, 2011, the favorable impact of movements in currency exchange rates on revenues was partially offset by the unfavorable impact on Company restaurant expenses and selling, general and administrative expenses from the movement of currency exchange rates, resulting in a net favorable impact on income from operations of $3.4 million.

Interest Expense, net

Interest expense, net increased by $35.7 million during the three months ended September 30, 2011, compared to the same period in the prior year, reflecting an increase in borrowings due to the Transactions, as well as higher interest rates.

The weighted average interest rate for the Company’s long-term debt, including the Senior Notes, was 6.7 % for the three months ended September 30, 2011, which included the effect of our interest rate caps on our Amended Credit Agreement. We expect interest expense will be significantly higher in future periods than experienced by our Predecessor in comparable periods as a result of our increased amount of outstanding indebtedness.

The weighted average interest rate for the three months ended September 30, 2010 was 4.8%, which included the impact of interest rate swaps on 76% of our Predecessor’s term debt.

Income Tax Expense

Income tax expense was $17.4 million for the three months ended September 30, 2011, resulting in an effective tax rate of 26.6%, primarily as a result of the current mix of income from multiple tax jurisdictions. Income tax expense was $15.1 million for the three months ended September 30, 2010, resulting in an effective tax rate of 19.2%, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.

Net Income

Our net income decreased by $15.3 million, or 24.1%, to $48.1 million during the three months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a $35.7 million increase in net interest expense and a $2.3 million increase in income tax expense partially offset by a $22.7 million increase in income from operations.

Results of Operations for the nine months Ended September 30, 2011 and 2010

The following table presents our results of operations for the nine months ended September 30, 2011 and 2010:

	Successor	Predecessor
	Nine Months Ended September 30,		Increase/ (Decrease)
	2011	2010
	(In millions)

Revenues:
Company restaurant revenues	$1,234.2	$1,323.1	(7)%
Franchise revenues	437.5	411.8	6%
Property revenues	84.9	85.0	(0)%

Total revenues	1,756.6	1,819.9	(3)%
Company restaurant expenses	1,094.5	1,166.5	(6)%
Selling, general and administrative expenses	319.9	366.7	(13)%
Property expenses	54.8	45.4	21%
Other operating (income) expense, net	7.5	(11.2)	NM

Total operating costs and expenses	1,476.7	1,567.4	(6)%

Income from operations	279.9	252.5	11%
Interest expense	146.7	36.9	298%
Interest income	(1.3)	(0.7)	86%

Interest expense, net	145.4	36.2	302%
Loss on early extinguishment of debt	19.6	—	0%

Income before income taxes	114.9	216.3	(47)%
Income tax expense	33.5	62.9	(47)%

Net income	$81.4	$153.4	(47)%

NM- Not meaningful.

Revenues

Company restaurant revenues

Total Company restaurant revenues decreased by $88.9 million, or 7%, to $1,234.2 million for the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to a net decrease of 53 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 49 Company restaurants as part of our ongoing portfolio management initiative, and negative worldwide Company comparable sales growth of 1.1% (in constant currencies). These factors were partially offset by $28.2 million of favorable impact from the movement of currency exchange rates.

In the U.S. and Canada, Company restaurant revenues decreased by $47.9 million, or 5%, to $886.9 million for the nine months ended September 30, 2011, compared to the same period in the prior year. This decrease was the result of negative Company comparable sales growth in the U.S. and Canada of 2.6% (in constant currencies) and a net decrease of 44 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 40 Company restaurants. These factors were partially offset by $6.2 million of favorable impact from the movement of currency exchange rates in Canada.

In EMEA/APAC, Company restaurant revenues decreased by $46.5 million, or 14%, to $296.4 million for the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to a net decrease of nine Company restaurants during the trailing twelve-month period ended September 30, 2011, resulting from the net refranchising of nine Company restaurants. These factors were partially offset by Company comparable sales growth of 5.4% (in constant currencies) and $19.3 million of favorable impact from the movement of currency exchange rates.

In Latin America, where all Company restaurants are located in Mexico, Company restaurant revenues increased by $5.5 million, or 12%, to $50.9 million for the nine months ended September 30, 2011, compared to the same period in the prior year. The increase was primarily the result of Company comparable sales growth of 4.3% (in constant currencies) and $2.7 million of favorable impact from the movement of currency exchange rates.

Franchise revenues

Total franchise revenues increased by $25.7 million, or 6%, to $437.5 million for the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to a net increase of 242 franchise restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 49 Company restaurants, and $8.9 million of favorable impact from the movement of currency exchange rates. These factors were partially offset by negative worldwide franchise comparable sales growth of 1.1% (in constant currencies).

In the U.S. and Canada, franchise revenues decreased by $5.2 million, or 2%, to $228.9 million for the nine months ended September 30, 2011, compared to the same period in the prior year. This decrease was primarily the result of negative franchise comparable sales growth in the U.S. and Canada of 4.0% (in constant currencies) and a $2.4 million decrease in franchise renewal fees due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. The impact from the movement of currency exchange rates was not significant in this segment for the period.

Franchise revenues in EMEA/APAC increased by $24.6 million, or 18%, to $164.2 million for the nine months ended September 30, 2011, compared to the same period in the prior year. This increase was primarily due to a net increase of 195 franchise restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of nine Company restaurants, the sale of our Netherlands entity in September 2010 whereby the restaurants in the Netherlands became franchisee owned, positive franchise comparable sales growth of 2.1% (in constant currencies), and $8.8 million of favorable impact from the movement of currency exchange rates.

Latin America franchise revenues increased by $6.3 million, or 17%, to $44.4 million for the nine months ended September 30, 2011, compared to the same period in the prior year. The increase was primarily due to the recognition of $1.6 million in cumulative royalties previously deferred, the net increase of 39 franchise restaurants during the trailing twelve-month period ended September 30, 2011 and positive franchise comparable sales growth of 7.4% (in constant currencies). The impact from the movement of currency exchange rates was not significant in this segment for the period.

Property Revenues

Total property revenues were relatively flat at $84.9 million for the nine months ended September 30, 2011, compared to the same period in the prior year due to acquisition accounting effects of $2.8 million and $1.0 million of favorable impact from the movement of currency exchange rates. These factors were offset by decreased revenues from percentage rents as a result of negative franchise comparable sales growth in the U.S.

In the U.S. and Canada, property revenues increased by $2.8 million, or 4%, to $71.8 million for the nine months ended September 30, 2011, compared to the same period in the prior year. The increase was due to $3.4 million of acquisition accounting effects and $0.3 million of favorable impact from the movement of currency exchange rates, partially offset by decreased revenues from percentage rent as a result of negative franchise comparable sales growth in the U.S.

Property revenues in EMEA/APAC decreased by $2.9 million, or 18%, to $13.1 million for the nine months ended September 30, 2011, compared to the same period in the prior year, due to a reduction in the number of properties in our portfolio of properties leased to franchisees and $0.5 million of acquisition accounting effects. These factors were partially offset by $0.7 million of favorable impact from the movement of currency exchange rates.

Operating Costs and Expenses

Food, paper and product costs

Total food, paper and product costs decreased by $23.7 million, or 6%, to $397.3 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a 7% decrease in Company restaurant revenues. This decrease was partially offset by $8.8 million of unfavorable impact from the movement of currency exchange rates and lower food margins in the EMEA/APAC segment.

As a percentage of Company restaurant revenues, total food, paper and product costs increased by 0.4%, to 32.2% during the nine months ended September 30, 2011, compared to the same period in the prior year. The increase was driven by higher commodity costs in the U.S. and EMEA, partially offset by a shift in product mix away from lower margin value menu items in the U.S. and strategic pricing initiatives.

In the U.S. and Canada, food, paper and product costs decreased by $15.0 million, or 5%, to $289.0 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a 5% decrease in Company restaurant revenues. These factors were partially offset by $2.0 million of unfavorable impact from the movement of currency exchange rates. Food, paper and product costs in the U.S. and Canada as a percentage of Company restaurant revenues were relatively flat at 32.6%, primarily due to higher commodity costs in the U.S., largely offset by a shift in product mix away from lower margin value menu items and strategic pricing initiatives.

In EMEA/APAC, food, paper and product costs decreased by $10.3 million, or 10%, to $89.0 million for the nine months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a 14% decrease in Company restaurant revenues. This decrease was partially offset by lower food margins in EMEA/APAC due to higher commodity costs and $5.8 million of unfavorable impact from the movement of currency exchange rates. Food, paper, and product costs as a percentage of Company restaurant revenues increased by 1.1% to 30.0%, primarily due to higher commodity costs in EMEA.

In Latin America, food, paper and product costs increased by $1.6 million, or 9%, to $19.3 million for the nine months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a 12% increase in Company restaurant revenues and $1.0 million of unfavorable impact from the movement of currency exchange rates. Food, paper, and product costs as a percentage of Company restaurant revenues decreased by 1.1% to 37.9% primarily due to a shift in product mix and strategic pricing initiatives.

Payroll and employee benefits costs

Total payroll and employee benefits costs decreased by $41.9 million, or 10%, to $364.5 million during the nine months ended September 30, 2011, compared to the same period in the prior year. This decrease was primarily due to the net decrease of 53 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 49 Company restaurants, and improved labor margins. These factors were partially offset by $7.9 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, total payroll and employee benefits costs decreased by 1.2% to 29.5%, primarily due to improved labor margins in the U.S. and Canada and EMEA/APAC segments.

In the U.S. and Canada, payroll and employee benefits costs decreased by $20.1 million, or 7%, to $270.6 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to the net reduction of 44 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 40 Company restaurants, and improved labor margins. These factors were partially offset by $2.0 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs decreased by 0.6% to 30.5%, primarily due to changes in restaurant compensation plans to more closely align incentive compensation with restaurant performance, partially offset by the impact of sales deleverage on our fixed payroll and employee benefit costs due to negative Company comparable sales growth.

In EMEA/APAC, payroll and employee benefits costs decreased by $22.4 million, or 20%, to $87.9 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to the net decrease of nine Company restaurants during the trailing twelve-month period ended September 30, 2011, resulting from the net refranchising of nine Company restaurants, partially offset by $5.5 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefit costs decreased by 2.5% to 29.7%, primarily due to the leveraging effect of positive comparable sales growth on our fixed payroll and employee benefit costs.

In Latin America, payroll and employee benefits costs increased by $0.6 million, or 11.1%, to $6.0 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of higher variable labor costs due to positive Company comparable sales of 4.3% and $0.3 million of unfavorable impact from the movement of currency exchange rates. As a percentage of Company restaurant revenues, payroll and employee benefits costs remained relatively unchanged at 11.8%.

Occupancy and other operating costs

Total occupancy and other operating costs decreased by $6.4 million, or 2%, to $332.7 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to the net decrease of 53 Company restaurants during the trailing twelve-month period ended September 30, 2011, including the net refranchising of 49 Company restaurants. This decrease was partially offset by $8.4 million of unfavorable impact from the movement of currency exchange rates, $8.9 million of acquisition accounting effects and a $4.3 million favorable adjustment to our self-insurance reserve in the U.S. during the nine months ended September 30, 2010.

As a percentage of Company restaurant revenues, total occupancy and other operating costs increased by 1.3% to 27.0% during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of the impact of sales deleverage on our fixed occupancy and other operating costs due to negative Company comparable sales growth in the U.S. and Canada, acquisition accounting effects and the favorable adjustment to our self-insurance reserve referred to above.

In the U.S. and Canada, occupancy and other operating costs increased by $4.3 million, or 2%, to $223.7 million during the nine months ended September 30, 2011, compared to the same period in the prior year. This increase was primarily driven by $6.2 million of acquisition accounting effects, a $2.9 million favorable adjustment to our self insurance reserve as a result of favorable developments in our claim trends during the three months ended September 30, 2010, a $1.4 million favorable adjustment to our self insurance reserve to adjust our incurred but not reported confidence level during the three months ended September 30, 2010, $1.4 million of unfavorable impact from the movement of currency exchange rates and an increase in costs to implement new Company initiatives at our restaurants. These factors were partially offset by the net reduction of 44 Company restaurants during the trailing twelve month period ended September 30, 2011, including the net refranchising of 40 Company restaurants. As a percentage of Company restaurant revenues, occupancy and other operating costs increased by 1.8% to 25.2%, primarily due to the reasons set forth above as well as the impact of sales deleverage on our fixed occupancy and other operating costs.

In EMEA/APAC, occupancy and other operating costs decreased by $11.0 million, or 10%, to $94.7 million during the nine months ended September 30, 2011, compared to the same period in the prior year. The decrease was primarily due to a net decrease of nine Company restaurants during the trailing twelve-month period, resulting from the net refranchising of nine Company restaurants, and the sale of the Netherlands entity that occurred in September 2010. These factors were partially offset by $6.2 million of unfavorable impact from the movement of currency exchange rates and $3.3 million of acquisition accounting effects. As a percentage of Company restaurant revenues, occupancy and other operating costs increased 1.1% to 32.0% primarily due to the reasons set forth above.

In Latin America, occupancy and other operating costs increased by $0.3 million, or 2.1%, to $14.3 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to $0.8 million of unfavorable impact from the movement of currency exchange rates offset by a $0.6 million decrease due to acquisition accounting effects. As a percentage of Company restaurant revenues, occupancy and other operating costs decreased by 2.7% to 28.1%, primarily as a result of the leveraging effect of positive comparable sales growth on our fixed occupancy and other operating costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following for the nine months ended September 30, 2011 and 2010:

	Successor	Predecessor
	Nine Months Ended September 30,
	2011	2010	% Change
	(In millions)
Selling expenses	$58.1	$65.0	(11)%

Management general and administrative expenses	190.2	269.5	(29)%
Share-based compensation	0.9	13.1	(93)%
Depreciation and amortization	28.3	19.1	48%
Transaction costs	2.1	—	NM
Global restructuring and related professional fees	33.1	—	NM
Field optimization project costs	7.2	—	NM

Total general and administrative expenses	261.8	301.7	(13)%

Selling, general and administrative expenses	$319.9	$366.7	(13)%

Selling expenses decreased by $6.9 million, or 11%, to $58.1 million for the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to a $4.0 million reduction in contributions to the marketing funds in our Company restaurant markets as a result of lower sales at our Company restaurants and a $2.9 million decrease in local marketing expenditures. These factors were partially offset by $1.4 million of unfavorable impact from the movement of currency exchange rates for the nine months ended September 30, 2011.

Our Management general and administrative expenses decreased by $79.3 million, or 29%, to $190.2 million for the nine months ended September 30, 2011, compared to the same period in the prior year. This decrease was driven by a 22% decrease in salary and fringe benefits and a 46% decrease in professional fees, which are directly attributable to the benefits derived from our global restructuring and implementation of the ZBB program.

Our total general and administrative expenses decreased by $39.9 million, or 13%, driven by the $79.3 million decrease in management general and administrative expenses and a $12.2 million decrease in share-based compensation, partially offset by $33.1 million of global restructuring and related professional fees, a $9.2 million increase in depreciation and amortization resulting primarily from acquisition accounting, $7.2 million of Field Optimization Project costs and $2.1 million of Transaction costs. Our total general and administrative expenses include $4.8 million of unfavorable impact from the movement of currency exchange rates for the nine months ended September 30, 2011.

Property Expenses

Total property expenses increased by $9.4 million, or 21%, to $54.8 million for the nine months ended September 30, 2011, compared to the same period in the prior year, primarily due to $7.9 million of acquisition accounting effects, a $2.5 million increase in bad debt expense and $1.0 million of unfavorable impact from the movement of currency exchange rates. These factors were partially offset by decreased rent expense from a reduction in the number of properties subleased to franchisees in EMEA.

Other operating (income) expense, net

	Successor	Predecessor
	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$(2.2)	$(7.2)
Litigation settlements and reserves, net	0.7	0.4
Foreign exchange net (gains) losses	6.7	(6.0)
Other, net	2.3	1.6

Other operating (income) expense, net	$7.5	$(11.2)

Income from Operations

	Successor	Predecessor
	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Income from Operations:
U.S. and Canada	$243.8	$255.7
EMEA/APAC	92.3	72.4
Latin America	40.8	28.6
Unallocated	(97.0)	(104.2)

Total income from operations	$279.9	$252.5

Income from operations increased by $27.4 million, or 11%, to $279.9 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a $46.8 million decrease in selling, general and administrative expenses and a $25.7 million increase in franchise revenues. These factors were partially offset by an $18.7 million decrease in other operating income, net, a $16.9 million decrease in Company restaurant margin and a $9.5 million decrease in net property income. (See Note 16 to the accompanying unaudited condensed consolidated financial statements for segment information disclosures).

For the nine months ended September 30, 2011, the favorable impact of movements in currency exchange rates on revenues was partially offset by the unfavorable impact on Company restaurant expenses and selling, general and administrative expenses from the movement of currency exchange rates, resulting in a net favorable impact on income from operations of $5.4 million.

Interest Expense, net

Interest expense, net increased by $109.2 million during the nine months ended September 30, 2011, compared to the same period in the prior year, reflecting an increase in borrowings due to the Transactions, as well as higher interest rates.

The weighted average interest rate for the Company’s long-term debt, including the Senior Notes, was 6.9% for the nine months ended September 30, 2011, which included the effect of interest rate caps on our Amended Credit Agreement. We expect aggregate interest expense to be significantly higher in future periods than experienced by our Predecessor in comparable periods as a result of our increased amount of outstanding indebtedness.

The weighted average interest rate for the nine months ended September 30, 2010 was 4.7%, which included the impact of interest rate swaps on 74.8% of our Predecessor’s term debt.

Loss on Early Extinguishment of Debt

We recorded a loss on early extinguishment of debt of $19.6 million for the nine months ended September 30, 2011, reflecting the write off of deferred financing costs and fees incurred in conjunction with the amendment of our credit facility as discussed in Note 9 to the accompanying unaudited condensed consolidated financial statements.

Income Tax Expense

Income tax expense was $33.5 million for the nine months ended September 30, 2011, resulting in an effective tax rate of 29.2%, primarily as a result of the current mix of income from multiple tax jurisdictions. Income tax expense was $62.9 million for the nine months ended September 30, 2010, resulting in an effective tax rate of 29.1%, primarily as a result of the mix of income from multiple tax jurisdictions and currency fluctuations.

Net Income

Our net income decreased by $72.0 million, or 47%, to $81.4 million during the nine months ended September 30, 2011, compared to the same period in the prior year, primarily as a result of a $109.2 million increase in interest expense, net and a $19.6 million loss on early extinguishment of debt, partially offset by a $29.4 million decrease in income tax expense and a $27.4 million increase in income from operations.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $468.5 million and working capital of $267.3 million. In addition, at September 30, 2011, we had borrowing capacity of $121.5 million under our Revolving Credit Facility. Cash provided by operations was $314.4 million for the nine months ended September 30, 2011 compared to $270.4 million for the nine months ended September 30, 2010.

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

As of September 30, 2011, we had no amounts outstanding under the Revolving Credit Facility although we utilized approximately $28.5 million of the available commitment as of September 30, 2011 to support letters of credit. Therefore the availability under the Revolving Credit Facility was $121.5 million. We may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period.

Based on the amounts outstanding under the Term Loan Facility, as of September 30, 2011, required debt service for the next twelve months will be approximately $87.0 million in interest and $19.0 million in principal payments.

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

The financial covenants, negative covenants, affirmative covenants, maturity dates, prepayment events and events of default, as described in the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2010, were unchanged by the February 15, 2011 amendment. As of September 30, 2011, the Company was in compliance with all covenants of the Amended Credit Agreement.

Senior Notes

We currently have outstanding $800,000,000 aggregate principal amount of 9.875% senior notes due 2018 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year, commencing on April 15, 2011. The Senior Notes mature on October 15, 2018.

Based on the amount outstanding at September 30, 2011, required debt service for the next 12 months on the Senior Notes is $79.0 million in interest payments. No principal payments are due until maturity. At September 30, 2011, the Senior Notes were recorded at a carrying value of $800.0 million.

The Senior Notes Indenture contains certain covenants that BKC must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, and guarantees of indebtedness by subsidiaries. As of September 30, 2011, the Company was in compliance with all covenants of our Senior Notes.

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

The Cap Agreements are designated as cash flow hedges and to the extent they are effective in offsetting the variability of the variable interest payments, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. At each cap maturity date, the portion of fair value attributable to the matured cap will be reclassified from AOCI into earnings as a component of interest expense.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $314.4 million during the nine months ended September 30, 2011, compared to $270.4 million during the nine months ended September 30, 2010. The increase in cash provided by operating activities during the nine months ended September 30, 2011 resulted primarily from a federal tax refund of $75.5 million, reductions in Management G&A of $79.3 million and a decrease in tax payments of $11.8 million, partially offset by an increase in interest payments of $83.1 million, costs associated with our global restructuring of $33.1 million, Field Optimization Project costs of $7.2 million and Transaction costs of $2.1 million.

Investing Activities

Cash used for investing activities was $19.3 million during the nine months ended September 30, 2011 compared to $82.5 million during the nine months ended September 30, 2010. This decrease was driven primarily by a decrease in capital expenditures and acquisitions of franchise restaurants during the nine months ended September 30, 2011 compared to the same period in the prior year.

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

	Successor	Predecessor
	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
New restaurants	$4.6	$24.1
Existing restaurants	32.8	63.0
Other, including corporate	4.6	13.4

Total	$42.0	$100.5

We expect cash capital expenditures of approximately $75 million to $85 million in 2011 to fund new restaurant development, maintenance capital requirements, our restaurant reimaging program, operational initiatives in our restaurants and other corporate expenditures. Our actual capital expenditures may be affected by economic and other factors. We expect to fund capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility. We are currently developing our planned level of capital expenditures for 2012.

Financing Activities

Cash used by financing activities was $29.4 million during the nine months ended September 30, 2011, compared to $74.4 million during the nine months ended September 30, 2010, primarily as a result of a decrease in term debt repayments and elimination of dividends on common stock. The primary use of cash for financing activities during the nine months ended September 30, 2011 was the payment of fees and expenses related to the Amended Credit Agreement.

Commitments and Off-Balance Sheet Arrangements

From time to time the Company enters into agreements under which it guarantees loans made to its franchisees. No loans have been funded and no liability was recorded at September 30, 2011 related to these agreements.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Intangibles – Goodwill and Other). The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments in this ASU are effective for annual and goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us will be January 1, 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made for issuance. We have not yet determined the impact, if any, that the adoption of this ASU will have on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the nine months ended September 30, 2011 to the disclosures made in Part II, Item 7A of our Transition Report on Form 10-K for the six-month period ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or §240.15d-15(e)) as of September 30, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our highly franchised business model; our expectations regarding our ability to refranchise up to half of the current Company restaurant portfolio and to accelerate restaurant development by franchisees in international markets; our expectations and belief regarding our ability to successfully execute on our four priorities of marketing communications, menu, operations and image to drive future sales and traffic; our expectations and belief regarding our ability to use our marketing communications approach and develop enhanced menu items to appeal to a broader consumer base; our expectations and belief regarding our ability to improve restaurant operations through the restructuring of our field teams to significantly increase our field presence; our expectations and belief regarding the success of our incentive programs to accelerate restaurant remodels; our expectations and belief regarding our ability to decrease overall salary and fringe benefits and other corporate non-personnel general and administrative expenses on an annual run rate basis by approximately $85 million to $110 million; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates following the Transactions and the impact of changes in interest rates on the amount of our interest payments, future earnings and cash flows; our expectations regarding severance costs and costs relating to our Field Optimization Project; our belief and estimates regarding accounting and tax matters; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

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

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our Amended Credit Agreement and Senior Notes Indenture;

•	Risks related to the ability of counterparties to our Credit Facilities, interest rate caps and foreign currency forward contracts to fulfill their commitments and/or obligations;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Risks related to the outsourcing of certain aspects of our business to third party vendors;

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

Item 1A. Risk Factors

Item 1A of Part I of our Transition Report on Form 10-K for the six-month period ended December 31, 2010 (the “2010 Transition Report”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects.

Set forth below is a discussion of the material changes to our risk factors previously disclosed in the 2010 Transition Report and in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 (“2011 Q2 10-Q”). The information below updates, and should be read in conjunction with, the risk factors in our 2010 Transition Report and our 2011 Q2 10-Q. We encourage you to read these risk factors in their entirety.

Our international growth strategy is dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners, and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

We currently conduct a portion of our international operations through joint ventures and are actively seeking strategic partners for joint venture relationships as part of our overall strategy for international expansion. These new joint venture arrangements may give our joint venture partners the exclusive right to develop and manage Burger King restaurants in a specific country or region. A joint venture partnership involves special risks, such as our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. We cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of joint venture partners. If we cannot successfully manage the relationship with a joint venture partner, we may not be able to terminate the agreement with the joint venture partner, or enter into other agreements for the development and management of restaurants in a country or region covered by the joint venture agreement. While we believe that our joint venture arrangements provide us with experienced local business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.

Item 5. Exhibits

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

BURGER KING HOLDINGS, INC. (Registrant)

Date: November 9, 2011	By:	/s/ Daniel Schwartz
		Name:	Daniel Schwartz, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002