Form 10-K
period 2011-12-31
Burger King Holdings Inc
filed 2012-03-14
CIK 1352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(305) 378-3000

Registrant’s telephone number, including area code

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of March 13, 2012, there were 100,000 shares of the Registrant’s Common Stock outstanding, all of which were owned by Burger King Worldwide Holdings, Inc., the Registrant’s parent holding company. The Registrant’s Common Stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE:

None

*The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but is not subject to such filing requirements.

BURGER KING HOLDINGS, INC.

2011 FORM 10-K ANNUAL REPORT

Burger King®, Whopper®, and Have It Your Way® are trademarks of Burger King Corporation. References to Fiscal 2010 and Fiscal 2009 in this Form 10-K are to the fiscal years ended June 30, 2010 and 2009, respectively, references to the Transition Period are to the six months ended December 31, 2010 and references to 2011 are to the year ending December 31, 2011. Unless the context otherwise requires, all references to “we”, “us”, “our” and “Company” refer to Burger King Holdings, Inc. and its subsidiaries.

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

Overview

Burger King Holdings, Inc. (“we” or the “Company”) is a Delaware corporation formed on July 23, 2002. We are the parent of Burger King Corporation (also referred to as “BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King brand (also referred to as the “Brand”). We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. As of December 31, 2011, we owned or franchised a total of 12,512 restaurants in 81 countries and U.S. territories, of which 1,295 restaurants were Company restaurants and 11,217 were owned by our franchisees. Of these restaurants, 5,012, or 40%, are located outside the U.S. and Canada and account for over 33% of our revenue. Our restaurants feature flame-grilled hamburgers, chicken and other specialty sandwiches, french fries, soft drinks and other affordably-priced food items. During our more than 50 years of operating history, we have developed a scalable and cost-efficient quick service hamburger restaurant model that offers customers fast food at affordable prices.

We generate revenues from two sources: (1) retail sales at Company restaurants; and (2) franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees as well as property income we derive from properties we lease or sublease to our franchisees. Approximately 90% of our current restaurants are franchised and we have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category. We believe that our high percentage of franchise restaurants provides us with a strategic advantage because the capital required to grow and maintain the Burger King® system is funded primarily by franchisees. Our franchise dominated business model also presents a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

Our History

Our history dates back more than a half-century, having been founded in 1954 when James McLamore and David Edgerton opened the first Burger King restaurant in Miami, Florida. The Whopper® sandwich was introduced in 1957. In 2006, we completed a successful initial public offering, and listed our stock on the New York Stock Exchange. On October 19, 2010, we were acquired by 3G Special Situations Fund II, L.P. (“3G”), an affiliate of 3G Capital Partners, Ltd., an investment firm based in New York (“3G Capital”). As a result of the acquisition, our common stock ceased to be traded on the New York Stock Exchange after close of market on October 19, 2010.

Our Industry

We operate in the FFHR category of the quick service restaurant, or QSR, segment of the restaurant industry. In the United States, the QSR segment is the largest segment of the restaurant industry and has demonstrated steady growth over a long period of time. According to The NPD Group, Inc., which prepares and disseminates CREST® data, QSR sales have grown at an annual rate of 3% over the past 10 years, totaling approximately $240 billion for the 12-month period ended December 2011 and are projected to increase at an annual rate of 3% between 2011 and 2016.

According to The NPD Group, Inc., the FFHR category is the largest category in the QSR segment, generating sales of $69.8 billion in the United States for the 12-month period ended December 2011, representing 29% of total QSR sales. According to The NPD Group, Inc., sales for the FFHR category are expected to increase at an average rate of 4% per year over the next five years. For the 12-month period ended December 2011, Burger King accounted for approximately 12% of total FFHR sales in the United States.

Our Business Strategy

We believe there are significant opportunities for our Company and the entire Burger King system by:

•

Accelerating international development:    The expansion of our international restaurant network is an integral part of our global portfolio realignment project. As part of this project we expect to accelerate our international development with strategic partners and joint ventures. In 2011, we entered into a joint venture and master development agreement with a franchisee to drive development in Brazil, and we are actively seeking strategic partners to accelerate our international expansion in other countries. Generally, these strategic arrangements grant one or more franchisees the exclusive right to develop and manage Burger King restaurants in a specific country or region. We expect to focus our international expansion plans predominantly in high-growth emerging markets, including Brazil, China, Russia, Turkey, the Middle East, Africa, India and other countries where, among other things, we believe our current penetration is low relative to our potential. We entered Vietnam, Morocco, Slovenia, Macedonia and Luxembourg in 2011 and expect to open restaurants in additional new markets during 2012 and beyond.

•	Driving sales and traffic in the U.S. and Canada: We have identified the following four priorities that we believe will enable us to drive future sales and traffic in the U.S. and Canada:

•

Marketing Communications.    We have established a data driven marketing process which is clearly focused on driving restaurant sales and traffic, while targeting a broader consumer base with more inclusive messaging. Through our food-centric marketing communication strategy, we believe we can refocus our consumers on food, which is our core asset.

•

Menu.    The strength of our menu has been built on our brand equities of using our distinct flame-grilled cooking platform to make better tasting burgers. Our menu strategy seeks to optimize our menu by focusing on our core products, such as our flagship Whopper® sandwich, while continuing to enhance our menu to appeal to a broader range of consumers. We have launched an initiative to focus on our food, through new product launches and improving our current products, such as our soft-serve ice cream, crispy thick cut french fries, specialty drinks and the introduction of additional platforms.

•

Operations.    We have restructured our field teams to significantly increase our field presence and more closely align field compensation with restaurant performance. We believe our new field structure will help improve our restaurant operations, including speed of service and restaurant cleanliness. We call this our “field optimization project”.

•

Image.    We have lowered the cost of remodeling restaurants using elements of our contemporary “20/20 design”, which draws inspiration from our signature flame-grilled cooking process. We have provided our franchisees in the United States with financial incentives and access to a third-party financing program to assist them in their remodeling efforts.

•

Enhancing restaurant-level margins and profitability:    We believe we have a substantial opportunity to improve margins in our restaurants through both top line growth and cost management initiatives. We believe that these priorities will help to increase Company restaurant profitability to the levels of our most successful franchisees. We also continue to work with our franchisees to improve the profitability of the entire system.

•

Driving corporate-level G&A efficiencies:    We are focused on identifying opportunities to drive corporate-level G&A efficiencies by (1) maintaining our “Zero Based Budgeting” program, which is a method of annual planning designed to build a strong ownership culture by requiring departmental budgets to estimate and justify costs and expenditures from a “zero base,” rather than focusing on the prior year’s base, and (2) tying a portion of management’s incentive compensation specifically to our G&A budget. See “Management’s Discussion and Analysis of Results of Operations” in Part II, Item 7 of this Form 10-K.

•

Actively pursuing refranchising opportunities:    As part of our global portfolio realignment project, we are focused on actively refranchising Company restaurants to new and existing franchisees to further improve our profitability and cash flow through reduced capital expenditures and increased royalty revenues.

Global Operations

We operate in four operating segments: (i) the U.S. and Canada; (ii) Europe, the Middle East and Africa, or EMEA; (iii) Latin America and the Caribbean, or LAC and (iv) Asia Pacific, or APAC. Additional financial information about geographic segments is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and Segment Reporting in Part II, Item 8 in Note 19 of this Form 10-K. Our restaurants are limited-service restaurants of distinctive design and are generally located in high-traffic areas. We believe our restaurants appeal to a broad spectrum of consumers, with multiple day parts appealing to different customer groups.

United States and Canada (U.S. and Canada)

As of December 31, 2011, we had 939 Company restaurants and 6,561 franchise restaurants operating in the U.S. and Canada.

Our Company restaurants in the U.S. and Canada generated $1.2 billion in revenues during 2011, or 75% of our total U.S. and Canada revenues and 50% of our total worldwide revenues.

We grant franchises to operate restaurants using Burger King trademarks, trade dress and other intellectual property, uniform operating procedures, consistent quality of products and services and standard procedures for inventory control and management. Our growth and success have been built, in significant part, upon our substantial franchise operations. We franchised our first restaurant in 1961, and as of December 31, 2011, there were 6,561 franchise restaurants, owned by 720 franchise operators, in the U.S. and Canada. We earned $397.1 million in franchise and property revenues in the U.S. and Canada during 2011, or 57% of our total worldwide franchise and property revenues. Franchisees report gross sales on a monthly basis and pay royalties based on reported sales.

Europe, the Middle East and Africa (EMEA)

EMEA is the second largest region in the Burger King system behind the United States, as measured by number of restaurants. As of December 31, 2011, EMEA had 2,882 restaurants in 38 countries and territories, including 192 Company restaurants located in Germany, the U.K., and Spain. While Germany continues to be the largest market in EMEA with 678 restaurants as of December 31, 2011, Turkey is one of our fastest growing markets with net openings of 72 restaurants during the twelve months ended December 31, 2011. We have expanded our network of restaurants in EMEA over the past few years via contiguous growth in Central and Eastern Europe and the Middle East and Africa, including entry into the Czech Republic, Russia and Oman. Throughout the EMEA region, we continue to evaluate opportunities to accelerate development, including through the establishment of master franchisees with exclusive development rights and joint ventures with new and existing franchisees.

Our Company restaurants in EMEA generated $330.7 million in revenues during 2011, or 63% of our total EMEA revenues and 14% of our total worldwide revenues.

We earned $194.9 million in franchise and property revenues in EMEA during 2011, or 28% of our total worldwide franchise and property revenues. Certain EMEA markets, including Hungary and Portugal, are operated by a single franchisee, while others, such as the U.K., Germany and Spain, have multiple franchisees.

Latin America and the Caribbean (LAC)

As of December 31, 2011, we had 1,222 restaurants in 27 countries and territories in LAC. There were 97 Company restaurants in LAC, all located in Mexico, and 1,125 franchise restaurants in the segment as of December 31, 2011. Mexico is the largest market in this segment, with a total of 415 restaurants as of December 31, 2011, or 34% of the region. We believe that there are significant growth opportunities in South America. In July 2011, we formed a joint venture with a new franchisee in Brazil and granted the joint venture exclusive development rights for the country.

Asia Pacific (APAC)

As of December 31, 2011, APAC had 908 restaurants in 14 countries and territories, including China, Singapore, Malaysia, Thailand, Australia, Philippines, New Zealand, South Korea, Indonesia and Japan. In APAC, we have 67 Company restaurants, all of which are located in China and Singapore, and 841 franchise restaurants. Australia is the largest market in APAC, with 347 restaurants as of December 31, 2011, all of which are franchised and operated under Hungry Jack’s®, a brand that we own in Australia and New Zealand. Australia is the only market in which we operate under a brand other than Burger King. We believe there is significant opportunity to grow the brand in existing and new markets in APAC.

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

U.S. and Canada.    In the U.S. and Canada, we typically enter into a separate franchise agreement for each restaurant. The typical franchise agreement in the U.S. and Canada has a 20-year term (for both initial grants and renewals of franchises) and contemplates a one-time franchise fee of $50,000 which must be paid in full before the restaurant opens for business, or in the case of renewal, before expiration of the current franchise term. Most existing franchise restaurants pay a royalty of 4% in the U.S. and 4.5% in Canada. Since June 2003, most new franchise restaurants opened and franchise agreements renewed in the United States generated royalties at the rate of 4.5% of gross sales for the full franchise term. The weighted average royalty rate in the U.S. and Canada was 4.0% as of December 31, 2011. In addition to their royalties, franchisees in the U.S. and Canada are generally required to make a contribution to the advertising fund equal to a percentage of gross sales, typically 4%, on a monthly basis. In 2011, we offered franchisees reduced up front franchise fees and limited-term royalty rate reductions to accelerate development of new restaurants. In addition, in an effort to improve the image of our restaurants in the U.S, we offered U.S. franchisees reduced up front franchise fees and limited-term royalty and advertising fund rate reductions to remodel restaurants in our 20/20 image.

International.    Internationally, we typically enter into franchise agreements for each restaurant with an up front franchise fee of $50,000 per restaurant and monthly royalties and advertising contributions each of up to 5% of gross sales. However, in many of our international markets, we have granted either master franchise agreements or development agreements that provide franchisees broader development rights and obligations. In Australia and Turkey, we have entered into master franchise agreements with a franchisee in each country which permits that franchisee to sub-franchise restaurants within its territory. In New Zealand and certain Middle East and Persian Gulf countries, we have entered into arrangements with franchisees under which they have agreed to nominate third party franchisees to develop and operate restaurants within their respective territories under franchise agreements with us. As part of these arrangements, the franchisees have agreed to provide certain support services to third party franchisees on our behalf, and, in some cases, we have agreed to share royalties and franchise fees paid by such third party franchisees. We have also entered into exclusive development agreements with franchisees in a number of international markets. In addition, we have established a joint venture with a new franchisee to accelerate development in Brazil, and we expect to continue to use this investment vehicle as one of the strategies to increase our presence globally.

Franchise Restaurant Leases.    We typically do not own the land or the building associated with our franchise restaurants and our standard franchise agreement does not contain a lease component. Rather, to the extent that we lease or sublease the property to a franchisee, we will enter into a separate lease agreement. For properties that we lease from third-party landlords and sublease to franchisees, leases generally provide for fixed rental payments and may provide for contingent rental payments based on a restaurant’s annual gross sales. Franchisees who lease land only or land and building from us do so on a “triple net” basis. Under these triple net leases, the franchisee is obligated to pay all costs and expenses, including all real property taxes and assessments, repairs and maintenance and insurance. As of December 31, 2011, we leased or subleased to franchisees 997 properties in the U.S. and Canada and 84 properties internationally, primarily sites located in the U.K. and Germany. These properties represented approximately 15% and 2%, respectively, of our total franchise restaurant count in such regions. We do not own or lease any properties to franchisees in APAC or LAC.

Product Offerings and Development

The strength of our menu has been built on the brand equities of allowing consumers to customize their hamburgers “their way” and using our distinct flame-grilled cooking platform to make better tasting hamburgers. We intend to continue to focus on our core products, and to drive average check and traffic, while improving menu options through new product launches, including additional healthy products. We have introduced, and expect to continue to introduce, new menu offerings which will complement our core products. Product innovation begins with an intensive research and development process that analyzes each potential new menu item, including market tests to gauge consumer taste preferences, and includes an ongoing analysis of the economics of food cost, margin and final price point. We believe new product development is critical to our long-term success.

As part of our commitment to providing nutritional alternatives to our customers with children, we are part of the Council for Better Business Bureau’s (CBBB) Children Food and Beverage Advertising Initiative (CFBAI) in 2007 and pledged to restrict 100 percent of national advertising aimed at children under 12 to BK® Kids Meals that meet stringent nutrition criteria. In the U.S., we currently have three existing BK®Kids Meal lunch/dinner options that meet these strict nutritional criteria and a breakfast meal for children. Burger King Corporation (“BKC”) also provides BK Positive Steps™ nutrition materials in restaurants nationwide, has transitioned to zero grams of artificial trans fat in all ingredients and cooking oils in the U.S., and has partnered with the National Restaurant Association’s “Kids Live Well” program and USDA to promote MyPlate information to both kids and adults. In 2011, we also launched the BK Crown TM/MC program, a consumer loyalty program which provides activities and games for children and the opportunity to give back to the community.

Operating Procedures

All of our restaurants must adhere to strict standardized operating procedures and requirements which we believe are critical to the image and success of the Burger King brand. Each restaurant is required to follow the Manual of Operating Data, an extensive operations manual containing mandatory restaurant operating standards, specifications and procedures prescribed from time to time to assure uniformity of operations and consistently high quality products at Burger King restaurants. In the U.S. and Canada, we recently implemented a field optimization project to expand and enhance our field organization to better support our franchisees in an effort to drive sales, increase profits and improve restaurant operations.

Restaurant Design and Image

System-wide, our restaurants consist of several different building types with various seating capacities, including free-standing buildings, as well as restaurants located in airports, strip malls and shopping malls, toll road rest areas and educational and sports facilities. Our 20/20 restaurant design draws inspiration from our signature flame-grilled cooking process and incorporates a variety of innovative elements to a backdrop that evokes the industrial look of corrugated metal, brick, wood and concrete. Approximately 1,114 restaurants using this design have been built in our international regions. In addition, we have developed a more cost effective “20/20” remodeling solution which we believe will drive meaningful sales lifts to improve the return on capital for ourselves and our franchisees. In 2011, we instituted an initiative in the U.S. to accelerate the pace of 20/20 image remodels by offering financial incentives to franchisees. By December 31, 2011, we had commitments to remodel over 1,000 restaurants by U.S. franchisees. We also introduced a third party lending program to provide financing to U.S. franchisees to facilitate their remodeling efforts.

New Restaurant Development

U.S. and Canada.    We employ a sophisticated and disciplined market planning and site selection process through which we identify trade areas and approve restaurant sites throughout the U.S. and Canada that we believe provides for quality expansion. We have established a development committee to oversee all new restaurant development within the U.S. and Canada. Our development committee’s objective is to ensure that every proposed new restaurant location is carefully reviewed and that each location meets the stringent requirements established by the committee, which include factors such as site accessibility and visibility, traffic patterns, signage, parking, site size in relation to building type and certain demographic factors.

International.    In several of our international markets, there is a single franchisee that owns and operates all of the restaurants within a country. In those international markets that are not allocated to a single franchisee, our market planning and site selection process is managed by regional teams, who are knowledgeable about the local market.

Advertising and Promotion

We believe sales in the QSR segment can be significantly affected by the frequency and quality of advertising and promotional programs. We believe that three of our major competitive advantages are our strong brand equity, market position and our global franchise network which allow us to drive sales through our advertising and promotional programs.

Our current global marketing strategy is based on a food-centric marketing communication approach to refocus our consumers on our core asset: our food. We have established a data driven marketing process which is clearly focused on driving restaurant sales and traffic, while targeting a broader consumer base with more inclusive messaging. We concentrate our marketing on television advertising, which we believe is the most effective way to reach our customers. We also use radio and internet advertising and other marketing tools on a more limited basis.

In the U.S. and Canada and those international markets where we operate Company restaurants, we and our franchisees make monthly contributions, generally 4% – 5% of restaurant gross sales, to Company managed advertising funds. In many markets where we do not have Company restaurants, franchisees make this contribution into a franchisee managed advertising fund. In other markets, the Company manages the advertising fund. As part of our global marketing strategy, we provide these franchisees with advertising support and guidance in order to deliver a consistent global brand message. Advertising contributions are used to pay for expenses relating to marketing, advertising and promotion, including market research, production, advertising costs, sales promotions and other support functions. In addition to the mandated advertising fund contributions, U.S. franchisees may elect to participate in certain local advertising campaigns at the Designated Market Area level by making contributions beyond those required for participation in the national advertising fund.

In the United States and in those other countries where we have Company restaurants or manage the advertising fund, we coordinate the development, budgeting and expenditures for all marketing programs, as well as the allocation of advertising and media contributions, among national, regional and local markets, subject in the United States to minimum expenditure requirements for media costs and certain restrictions as to new media channels. We are required, however, under our U.S. franchise agreements, to discuss the types of media in our advertising campaigns and the percentage of the advertising fund to be spent on media with the recognized franchisee association, currently the National Franchisee Association, Inc. In the U.S. and certain other markets, we typically conduct a non-binding poll of our franchisees before introducing any nationally- or locally-advertised price or discount promotion to gauge the level of support for the campaign.

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

Restaurant Services, Inc., or RSI, is a not-for-profit, independent purchasing cooperative formed in 1992 to leverage the purchasing power of the Burger King system in the United States. As the purchasing agent for the Burger King system in the United States, RSI negotiates the purchase terms for most equipment, food, beverages (other than branded soft drinks) and other products such as promotional toys and paper products used in our restaurants. RSI is also authorized to purchase and manage distribution services on behalf of the Company restaurants and franchisees who appoint RSI as their agent for these purposes. As of December 31, 2011, RSI was appointed the distribution manager for approximately 94% of the restaurants in the United States. A subsidiary of RSI acts as purchasing agent for food and paper products for our Company and franchise restaurants in Canada under a contract with us. As of December 31, 2011, four distributors serviced approximately 85% of U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business.

There is currently no designated purchasing agent that represents franchisees in our international regions. We approve suppliers and distributors and use similar standards and criteria to evaluate international suppliers that we use for U.S. suppliers. Franchisees may propose additional suppliers, subject to our approval and established business criteria.

In Fiscal 2000, we entered into long-term exclusive contracts with soft drink vendors to supply Company restaurants and franchise restaurants with their products, which obligate Burger King restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit. As of December 31, 2011, we estimate that it will take approximately 14 years for these purchase commitments to be completed. If these agreements were terminated, we would be obligated to pay significant termination fees and certain other costs.

Quality Assurance

We are focused on achieving a high level of guest satisfaction through the periodic monitoring of restaurants for compliance with our operations platforms. We measure our customer experience principally through Guest

Trac®, a rating system based on survey data submitted by our customers. We review the overall performance of our operations platforms and focuses on evaluating and improving restaurant operations and guest satisfaction.

We have uniform operating standards and specifications relating to selection of menu items, maintenance and cleanliness of the premises and employee conduct. In addition, all Burger King restaurants are required to be operated in accordance with quality assurance and health standards which we establish, as well as standards set by federal, state and local governmental laws and regulations. These standards include food preparation rules regarding, among other things, minimum cooking and holding times and temperatures, sanitation and cleanliness. Additionally, we and an independent outside vendor administer the Restaurant Food Safety certification, which is intended to bring heightened awareness to food safety, and includes immediate follow-up procedures to take any action needed to protect the safety of our customers.

We closely supervise the operation of all of our Company restaurants to help ensure that standards and policies are followed and that product quality, guest service and cleanliness of the restaurants are maintained. In the U.S. and Canada, we recently implemented a field optimization project to significantly increase our field presence, which we believe will help improve restaurant operations. Detailed reports from management information systems are tabulated and distributed to management on a regular basis to help maintain compliance. In addition, we conduct scheduled and unscheduled inspections of Company and franchise restaurants throughout the Burger King system.

Intellectual Property

We own valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. As of December 31, 2011, we owned approximately 2,928 trademark and service mark registrations and applications and approximately 1,376 domain name registrations around the world, some of which are of material importance to our business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. We also have established the standards and specifications for most of the goods and services used in the development, improvement and operation of Burger King restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. Additionally, we own certain patents relating to equipment used in our restaurants and provide proprietary product and labor management software to our franchisees. Patents are of varying duration.

Competition

We operate in the FFHR category of the QSR segment of the broader restaurant industry. We compete in the United States and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. In the FFHR industry our principal competitors are McDonald’s Corporation, or McDonald’s, and The Wendy’s Company, or Wendy’s, as well as regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. To a lesser extent, we also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores. Furthermore, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Government Regulation

We are subject to U.S. and international laws affecting the operation of our restaurants. Each of our restaurants must comply with licensing requirements and regulations by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. Our restaurant operations are also subject to domestic and international laws governing union organizing, working conditions, work authorization requirements, health insurance, overtime and wages. Domestically, federal and state laws govern the rates at which our hourly employees are paid. Internationally, many countries provide employees with significant protections regarding their salaries. We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement, and tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers and financial information.

In the U.S., our facilities must comply with the Americans with Disabilities Act, or the ADA, which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons. As described more fully under “Item 3. Legal Proceedings,” we recently reached a settlement in an action in California alleging that all of the Burger King restaurants in California leased by the Company and operated by franchisees violated accessibility requirements under federal and state law.

The offer and sale of franchises are subject to the rules and regulations of the Federal Trade Commission, or the FTC, and various state laws and similar foreign agencies. A number of states in which we are currently franchising regulate the sale of franchises and require registration of the franchise disclosure document with state authorities and the delivery of a franchise disclosure document to prospective franchisees. We are currently operating under exemptions from registration in several of these states based upon our net worth and experience. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

As a manufacturer and distributor of food products, we are subject to food safety regulations, including supervision by the U.S. Food and Drug Administration and its international equivalents, which govern the manufacture, labeling, packaging and safety of food. In addition, we may become subject to legislation or regulation seeking to tax and/or regulate high-fat, high-calorie and high-sodium foods, particularly in the United States, the U.K. and Spain. Certain counties, states and municipalities, such as California, Vermont, New York City, and King County, Washington, have approved menu labeling legislation that requires restaurant chains to provide caloric information on menu boards, and menu labeling legislation has also been adopted on the federal level. Regulators in Canada and in other countries are proposing to take steps to reduce the level of exposure to acrylamide, a potential carcinogen that naturally occurs in the preparation of foods such as french fries.

Public interest groups and lawmakers have increasingly focused on the marketing of high-calorie, high-fat and high-sodium foods to children in a stated effort to combat childhood obesity. For example, regulators in the U.K. have adopted restrictions on television advertising of foods high in fat, salt or sugar targeted at children. In addition, laws have been enacted in certain places that limit distribution of free toy premiums only to customers purchasing kids’ meals that meet certain nutritional requirements. The federal public attorney in Sao Paulo, Brazil filed a civil lawsuit against Burger King and other fast food restaurant companies in June 2009 to prohibit promotional sales of toys in our restaurants in Brazil. We have signed the EU Pledge, which is a voluntary commitment to the European Commission to change our advertising to children under the age of 12 in the European Union.

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

Our Employees

As of December 31, 2011, we had approximately 34,248 employees in our Company restaurants and our restaurant support centers.

Financial Information about Business Segments and Regions

Financial information about our business segments (U.S. & Canada, EMEA, LAC and APAC) is incorporated herein by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and in Financial Statements and Supplementary Data in Part II, Item 8 of this Form 10-K.

Available Information

The Company makes available free of charge on or through the Investor Relations section of its internet website at www.bk.com, this report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). This information is also available at www.sec.gov, an internet site maintained by the SEC that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The material may also be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. The references to our website address and the SEC’s website address do not constitute incorporation by reference of the information contained in these websites and should not be considered part of this document.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our intent to focus on sales growth and profitability; our intent to focus on international expansion to increase the number of new restaurants, particularly in high growth emerging markets; our beliefs and expectations regarding the mix of franchise restaurants and Company restaurants, including our expectations that the percentage of franchise restaurants will increase; our beliefs and expectations regarding our ability to drive sales and traffic in the U.S and Canada through execution of our four priorities of marketing communications, menu, operations and image; our beliefs and expectations regarding the strength of our menu and our ability to optimize our menu by focusing on core products while continuing to enhance our menu to appeal to a broader range of consumers; our expectations regarding opportunities to enhance restaurant-level margins and profitability; our beliefs and expectations regarding our ability to drive corporate-level G&A efficiencies; our beliefs and expectations regarding our ability to actively pursue refranchising opportunities to improve our profitability and cash flow; our ability to manage fluctuations in foreign currency exchange and interest rates; our estimates regarding our liquidity, capital expenditures and sources of both, and our ability to fund future operations and obligations; our estimates regarding the fulfillment of certain volume purchase commitments; our expectations regarding the impact of accounting pronouncements; our intention to renew hedging contracts; and our expectations regarding unrecognized tax benefits. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, the risks and uncertainties discussed below.

Risks related to our business

Our success depends on our ability to compete with our major competitors, many of which have greater resources than us.

The restaurant industry is intensely competitive and we compete in the United States and internationally with many well-established food service companies on the basis of product choice, quality, affordability, service and location. Our competitors include a variety of independent local operators, in addition to well-capitalized regional, national and international restaurant chains and franchises. In the FFHR industry our principal competitors are McDonald’s and Wendy’s as well as regional hamburger restaurant chains, such as Carl’s Jr., Jack in the Box and Sonic. To a lesser extent, we also compete for consumer dining dollars with national, regional and local (i) quick service restaurants that offer alternative menus, (ii) casual and “fast casual” restaurant chains, and (iii) convenience stores and grocery stores. Furthermore, the restaurant industry has few barriers to entry, and therefore new competitors may emerge at any time.

Our ability to compete will depend on the success of our plans to improve existing products, to develop and roll-out new products and product line extensions, to effectively respond to consumer preferences and to manage the complexity of our restaurant operations as well as the impact of our competitors’ actions. Some of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do. These advantages may allow them to (1) react to changes in pricing, marketing and the QSR segment in general more quickly and more effectively than we can, (2) rapidly expand new product introductions, (3) spend significantly more on advertising, marketing and other promotional activities than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers and (4) devote greater resources to accelerate their restaurant remodeling and rebuilding efforts. Moreover, certain of our major competitors have completed the reimaging of a significant percentage of their store base. These competitive advantages arising from greater financial resources and economies of scale may be exacerbated in a difficult economy, thereby permitting our competitors to gain market share. Such competition may adversely affect our revenues and profits by reducing revenues of Company restaurants and royalty payments from franchise restaurants.

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

Economic conditions have, and may continue to, adversely affect consumer discretionary spending which could negatively impact our business and operating results.

We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, the availability of discretionary income and, ultimately, consumer confidence. A protracted economic slowdown, increased unemployment and underemployment of our customer base, decreased salaries and wage rates, increased energy prices, inflation, foreclosures, rising interest rates or other industry-wide cost pressures adversely affect consumer behavior by weakening consumer confidence and decreasing consumer spending for restaurant dining occasions. During the recent recession, as a result of these factors we experienced reduced revenues and sales deleverage, spreading fixed costs across a lower level of sales and causing downward pressure on our profitability. These factors also reduced sales at franchise restaurants, resulting in lower royalty payments from franchisees.

We have a substantial level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic or financing opportunities.

BKC, our wholly-owned subsidiary, has incurred a significant amount of indebtedness, which we have guaranteed. As of December 31, 2011, we had aggregate outstanding indebtedness of $2,623.6 million, excluding original issue discount on our senior secured credit facilities, including $797.5 million of 9 7/8% senior notes due 2018 (the “Senior Notes”) and $1,779.8 million outstanding under our senior secured credit facilities (the “Credit Agreement”). In addition, our parent, Burger King Capital Holdings, has $672.0 million in aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”), and the cash required to service the Discount Notes is expected to be funded through distributions from us. Subject to certain restrictions under our existing indebtedness, we and BKC may also incur significant additional indebtedness in the future, some of which may be secured debt. This may have the effect of increasing our total leverage.

As a consequence of our indebtedness, (1) demands on our cash resources may increase and (2) we are subject to significant operating and financial restrictions on us that may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to, among other things, (i) incur additional indebtedness and guarantee indebtedness, (ii) prepay, redeem or repurchase certain debt, (iii) make loans and investments, including loans to our franchisees or strategic partners, (iv) sell or otherwise dispose of assets or (v) incur liens. In addition, the restrictive covenants in the Credit Agreement require BKC to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control.

A breach of our covenants under the Senior Notes Indenture or the Credit Agreement could result in an event of default under the applicable indebtedness. Furthermore, if our parent were to breach its covenants under the Discount Notes Indenture, it would result in a default under that indenture, which would result in a cross-default under our indebtedness. Any such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries would not have sufficient assets to repay that indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the notes. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Senior Notes Indenture and the Credit Agreement restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

Our franchise dominated business model presents a number of disadvantages and risks.

We have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category, and we expect the number of franchise restaurants to increase as we continue to implement our growth plans. Our highly franchised business model presents a number of drawbacks, such as our limited influence over franchisees and reliance on franchisees to implement major initiatives, limited ability to facilitate changes in restaurant ownership, limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings and inability or unwillingness of franchisees to participate in our strategic initiatives. For example, our success in executing one of our key strategies (reimaging our restaurants base) will depend on the ability and willingness of our franchisees to reinvest in remodeling or rebuilding their restaurants. As part of our global portfolio realignment project, we intend to increase the number of franchised restaurants; therefore, the problems associated with these drawbacks may be exacerbated and may present a significant challenge for management.

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

The support of our franchisees is critical for the success of our marketing programs and any new capital intensive or other strategic initiatives we seek to undertake, and the successful execution of these initiatives will depend on our ability to maintain alignment with our franchisees. While we can mandate certain strategic initiatives through enforcement of our franchise agreements, we need the active support of our franchisees if the implementation of these initiatives is to be successful. In addition, our efforts to build alignment with franchisees may result in a delay in the implementation of our marketing and advertising programs and other key initiatives. Our franchisees may not continue to support our marketing programs and strategic initiatives. The failure of our franchisees to support our marketing programs and strategic initiatives could adversely affect our ability to implement our business strategy and could materially harm our business, results of operations and financial condition.

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

We have experienced seven consecutive quarters of negative comparable sales in the U.S. and Canada, and this trend has impacted the sales volumes, restaurant profitability and financial viability of a number of our franchisees. If comparable sales do not improve in the short term, the number of franchisees in financial distress will likely increase, which could result in, among other things, restaurant closures, delayed or reduced payments to us of royalties, advertising contributions and rents, and an inability for such franchisees to obtain financing to fund development, restaurant remodels or equipment initiatives on acceptable terms or at all. Furthermore, franchisees may not be willing or able to renew their franchise agreements with us due to low sales volumes, or high real estate costs, or may be unable to renew due to the failure to secure lease renewals. If we experience a significant decrease in our number of franchisees it would adversely affect our operating results.

The concentration of our restaurants in limited geographic areas subjects us to additional risk.

Our results of operations are substantially affected not only by global economic conditions, but also by the local economic conditions in the markets in which we have significant operations. In the United States, over 50% of our Company restaurants are located in three states, Florida, North Carolina and Indiana. In EMEA, 100% of our Company restaurants and over 56% of our franchise restaurants are located in three countries, Germany, the U.K. and Spain, with these markets representing over 19% of our total revenues. In LAC, 100% of our Company restaurants and over 28% of our franchise restaurants are located in Mexico. In APAC, 100% of our Company restaurants are located in Singapore and China and over 52% of our franchise restaurants are located in Australia and Korea. Many of the markets in which we and our franchisees operate have been particularly affected by the economic downturn and the timing and strength of any economic recovery is uncertain in many of our most important markets.

The success of our global portfolio realignment project is dependent on transactions with strategic partners and may not yield the long term financial results that we expect. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners, and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

We believe that our future growth and profitability will depend on our ability to successfully implement our global portfolio realignment project, including refranchising Company restaurants and accelerating international development with strategic partners and joint ventures. As part of our global portfolio realignment project, we expect to accelerate the pace of refranchisings of our current Company restaurant portfolio. We currently conduct a portion of our international operations through joint ventures and are actively seeking strategic partners for joint venture relationships as part of our overall strategy for international expansion. These new joint venture arrangements may give our joint venture partners the exclusive right to develop and manage Burger King restaurants in a specific country or region. A joint venture partnership involves special risks, such as our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. We cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of joint venture partners. If we cannot successfully manage the relationship with a joint venture partner, we may not be able to terminate the agreement with the joint venture partner, or enter into other agreements for the development and management of restaurants in a country or region covered by the joint venture agreement. While we believe that our joint venture arrangements provide us with experienced local business partners in foreign countries, events or issues, including disagreements with our partners, may occur that require attention of our senior executives and may result in expenses or losses that erode the profitability of our foreign operations. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.

In addition, our ability to implement our global portfolio realignment project in certain geographical areas may be limited by tax, accounting or other regulatory considerations.

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

As of December 31, 2011, our restaurants were operated, directly by us or by franchisees, in 81 countries and U.S. territories (including Guam and Puerto Rico, which are considered part of our international business). During 2011, our revenues from international operations represented 33% of total revenues and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, are described in many of the risk factors discussed in the section and include the following:

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

These factors may increase in importance as we expect to open new franchise restaurants in international markets as part of our growth strategy.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Any increase in food prices, especially those of beef or chicken, could adversely affect our operating results. The market for beef and chicken is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of cattle and chicken feed), ethanol policy, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances unpredictable. If the price of beef, chicken or other products that we use in our restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease. In recent fiscal quarters, a rise in the price of beef has negatively impacted our restaurant margins and we expect these elevated price levels to persist into fiscal year 2012.

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

If we fail to successfully implement our restaurant reimaging initiative, our ability to increase our revenues may be adversely affected.

Our restaurant reimaging initiative depends on the ability, and willingness, of franchisees to accelerate the remodeling of their existing restaurants. We have implemented a more cost effective remodeling solution which focuses spending on improvements that we believe will drive meaningful sales lifts to maximize return on capital. However, our franchisees may not be willing to commit to engage in such remodeling. The average cost to remodel a stand-alone restaurant in the United States ranges from $275,000 to $550,000 and the average cost to replace the existing building with a new building ranges from $1.1 million to $1.5 million. Even if they are willing to participate, many of our franchisees will need to borrow funds in order to finance these capital expenditures. We do not provide our franchisees with financing and therefore their ability to access borrowed funds depends on their independent relationships with various regional and national financial institutions. If our franchisees are unable to obtain financing at commercially reasonable rates, or not at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants, and our future growth could be adversely affected. We currently offer, and may in the future continue to offer, our franchisees financial incentives and access to third-party financing programs in order to accelerate our restaurant reimaging initiatives. However, the cost of these financial incentives may have an adverse impact on our franchise revenues and operating results.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food-borne illnesses, such as pathogenic E. coli, bovine spongiform encephalopathy or “mad cow disease,” hepatitis A, salmonella, and other food safety issues have occurred in the food industry in the past, and could occur in the future. Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple locations would be affected rather than a single restaurant. New illnesses resistant to any precautions may develop in the future, or diseases with long incubation periods could arise, such as mad cow disease, which could give rise to claims or allegations on a retroactive basis. Any report or publicity linking us or one of our franchisees to instances of food-borne illness or other food safety issues, including food tampering or contamination, could adversely affect our brands and reputation as well as our revenues and profits. Outbreaks of disease, as well as influenza, could reduce traffic in our stores. If our customers become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of competitors could adversely affect our sales as a result of negative publicity about the foodservice industry generally.

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

Four distributors service approximately 85% of our U.S. system restaurants and in many of our international markets, we have a single distributor that delivers products to all of our restaurants. Our distributors operate in a competitive and low-margin business environment. If one of our principal distributors is in financial distress and therefore unable to continue to supply us and our franchisees with needed products, we may need to take steps to ensure the continued supply of products to restaurants in the affected markets, which could result in increased costs to distribute needed products. If a principal distributor for our Company restaurants and/or our franchisees fails to meet its service requirements for any reason, it could lead to a disruption of service or supply until a new distributor is engaged, which could have an adverse effect on our business.

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

Many of our Company and franchised restaurants are presently located on leased premises. As leases underlying our Company and franchised restaurants expire, we or our franchisees may be unable to negotiate a new lease or lease extension, either on commercially acceptable terms or at all, which could cause us or our franchisees to close restaurants in desirable locations. As a result, our sales and our brand building initiatives could be adversely affected. We generally cannot cancel these leases; therefore, if an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and branded products and adversely affect our business.

We depend in large part on our brand, which represents 40% of the total assets on our balance sheet as of December 31, 2011, and we believe that our brand is very important to our success and our competitive position. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products. The success of our business depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We have registered certain trademarks and have other trademark registrations pending in the United States and foreign jurisdictions. Not all of the trademarks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of these countries. We may not be able to adequately protect our trademarks, and our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate and our proprietary rights could be challenged, circumvented, infringed or invalidated. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

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

Recent public and private concerns about the health risks associated with fast food may adversely affect our financial results.

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

•	the impact of the United States federal menu labeling law which requires the listing of specified nutritional information on menus and menu boards on consumer demand for our products;

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

We are subject to various federal, state, local and foreign environmental laws and regulations. These laws and regulations govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to, hazardous substances. These laws and regulations provide for significant fines and penalties for noncompliance. If we fail to comply with these laws or regulations, we could be fined or otherwise sanctioned by regulators. Third parties may also make personal injury, property damage or other claims against us associated with releases of, or actual or alleged exposure to, hazardous substances at, on or from our properties.

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

We are 99% owned by 3G, which in turn is controlled by 3G Capital. As a result 3G Capital has the power to elect all of the members of our board of directors and effectively has control over major decisions regardless of whether other stakeholders believe that any such decisions are in their own best interests. The interests of 3G Capital as equity holder may conflict with the interests of the other stakeholders. 3G Capital may have an incentive to increase the value of its investment or cause us to distribute funds at the expense of our financial condition and affect our ability to make payments on the Senior Notes. In addition, 3G Capital may have an interest in pursuing acquisitions, divestitures, financings, capital expenditures or other transactions that it believes could enhance its equity investments even though such transactions might involve risks to other stakeholders. 3G Capital is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us.

We outsource certain aspects of our business to third party vendors which subjects us to risks, including disruptions in our business and increased costs.

We have outsourced certain administrative functions, including account payment and receivable processing, to a third-party service provider. We also outsource certain information technology support services and benefit plan administration, and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions to do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs in connection with such failure to perform. Depending on the function involved, such failures may also lead to business disruption, transaction errors, processing inefficiencies, the loss of sales and customers, the loss of or damage to intellectual property through security breach, and the loss of sensitive data through security breach or otherwise. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers or prevent us from paying our suppliers or employees or receiving payments on a timely basis.

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

The following table presents information regarding our restaurant properties as of December 31, 2011:

		Leased
	Owned(1)	Land	Building/Land & Building	Total Leases	Total
United States and Canada:
Company restaurants	295	201	443	644	939
Franchisee-operated properties	467	323	207	530	997
Non-operating restaurant locations	—	—	45	45	45
Offices and other(2)	—	—	5	5	5

Total	762	524	700	1,224	1,986

International:
Company restaurants	14	47	295	342	356
Franchisee-operated properties	4	3	77	80	84
Non-operating restaurant locations	—	1	7	8	8
Offices and other(2)	1	—	14	14	15

Total	19	51	393	444	463

(1)	Owned refers to properties where we own the land and the building.

(2)	Other properties include a consumer research center and storage facilities.

Item 3.	Legal Proceedings

Ramalco Corp. et al. v. Burger King Corporation, No. 09-43704CA05 (Circuit Court of the Eleventh Judicial Circuit, Dade County, Florida). On July 30, 2008, BKC was sued by four Florida franchisees over our decision to mandate extended operating hours in the United States. The plaintiffs sought damages, declaratory relief and injunctive relief. The court dismissed the plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. In February 2012, the plaintiffs filed a notice of voluntary dismissal with prejudice without either side paying any financial compensation or any change to BKC’s extended hours policy.

Castenada v. Burger King Corp. and Burger King Corporation., No. CV08-4262 (U.S. District Court for the Northern District of California). On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit styled Vallabhapurapu v. Burger King Corporation, No. C11-00667 (U.S. District Court for the Northern District of California) was filed with respect to the other 86 restaurants. In January 2012, BKC agreed to settle the lawsuit. The parties are finalizing the terms of the proposed settlement which will be submitted to the court for approval.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Item 4.	Mine Safety Disclosures

Not Applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Prior to our acquisition by 3G, our common stock was listed on the New York Stock Exchange under the ticker symbol “BKC”. As a result of the acquisition, our common stock is no longer traded on the New York Stock Exchange. Our Senior Notes Indenture requires that we continue to file periodic reports with the SEC as if we were subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Note 8 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Dividend Policy

As a wholly-owned subsidiary of Burger King Worldwide Holdings, Inc., we will from time to time declare and pay dividends to our parent whenever our Board approves such dividend. Our ability to declare and pay a dividend is subject to certain restrictions under Florida law and to the covenants in our credit facility. Please see Note 14 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of amounts paid as a dividend to our parent during the year ended December 31, 2011.

Item 6.	Selected Financial Data

On October 19, 2010 (the “Acquisition Date”), we were acquired by an affiliate of 3G Capital in a transaction accounted for as a business combination (the “Acquisition”). Unless the context otherwise requires, all references to “we”, “us”, “our” and “Successor” refer to Burger King Holdings, Inc. and all its subsidiaries, including BKC, for the periods subsequent to the Acquisition. All references to our “Predecessor” refer to Burger King Holdings, Inc. and all its subsidiaries, including BKC, for all periods prior to the Acquisition, which operated under a different ownership and capital structure. In addition, the Acquisition was accounted for under the acquisition method of accounting, which resulted in purchase price allocations that affect the comparability of results of operations for periods before and after the Acquisition.

The following tables present selected consolidated financial and other data for us and our Predecessor for each of the periods indicated. All references to 2011 in this section are to year ended December 31, 2011 and have been derived from our audited consolidated financial statements and notes thereto included in this report. All references to the Transition Period in this section are to the six months ended December 31, 2010, derived by adding the results of operations of our Predecessor from July 1, 2010 to October 18, 2010 to our results of operations from October 19, 2010 to December 31, 2010 and have been derived from our audited consolidated financial statements and notes thereto included in this report. The selected historical financial data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements and notes thereto included in this report. All references to Fiscal 2010, 2009, 2008 and 2007 refer to the Predecessor’s fiscal years ended June 30, 2010, 2009, 2008 and 2007. The selected historical financial data for our Predecessor as of June 30, 2010 and for the period July 1, 2010 to October 18, 2010 and Fiscal 2010 and 2009 have been derived from our Predecessor’s audited consolidated financial statements and the notes thereto included in this report. The selected historical financial data for our Predecessor as of June 30, 2009, 2008 and 2007 and for Fiscal 2008 and 2007 have been derived from the audited consolidated financial statements and the notes thereto of our Predecessor, which are not included in this report.

The combined financial data for the Transition Period has been derived from the audited consolidated financial statements of our Predecessor and us, but has not been audited on a combined basis. This data does not comply with generally accepted accounting principles and is not intended to represent what our operating results would have been if the Acquisition had occurred at the beginning of the period because the periods being combined are under two different bases of accounting as a result of the Acquisition.

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

As of the Acquisition Date, all of our common shares were indirectly held by 3G; therefore we have not reported earnings per share.

	Successor	Combined	Successor	Predecessor
	2011	Transition Period	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(In millions, except per share data)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$1,638.7	$846.2	$331.7	$514.5	$1,839.3	$1,880.5	$1,795.9	$1,658.0
Franchise and property revenues	697.0	338.3	135.1	203.2	662.9	656.9	658.8	575.7

Total revenues	2,335.7	1,184.5	466.8	717.7	2,502.2	2,537.4	2,454.7	2,233.7
Income (loss) from operations(1)	$363.0	$32.9	$(68.6)	$101.5	$332.9	$339.4	$354.2	$294.6
Net income (loss)	$107.0	$(30.5)	$(101.6)	$71.1	$186.8	$200.1	$189.6	$148.1
Cash dividends per common share	N/A	N/A	N/A	$0.06	$0.25	$0.25	$0.25	$0.13

	Successor	Combined	Successor	Predecessor
	2011	Transition Period	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(In millions)
Other Financial Data:
Net cash provided by (used for) operating activities	$406.2	$(5.2)	$(126.5)	$121.3	$310.4	$310.8	$243.4	$110.4
Net cash used for investing activities	(41.4)	(3,349.4)	(3,344.6)	(4.8)	(134.9)	(242.0)	(199.3)	(77.4)
Net cash provided by (used for) financing activities	(108.2)	3,366.9	3,396.4	(29.5)	(96.9)	(105.5)	(62.0)	(126.9)
Capital expenditures	82.1	46.6	28.4	18.2	150.3	204.0	178.2	87.3
Adjusted EBITDA(2)	585.0	230.1	95.2	134.9	460.9	455.6	460.6	387.3

	Successor		Predecessor
	December 31, 2011	December 31, 2010	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$458.8	$207.0	$187.6	$121.7	$166.0	$169.4
Total assets(3)	5,583.5	5,683.1	2,747.2	2,707.1	2,686.5	2,516.8
Total debt and capital lease obligations(3)	2,714.8	2,792.1	826.3	888.9	947.4	942.5
Total liabilities(3)	4,134.3	4,239.0	1,618.8	1,732.3	1,842.0	1,801.2
Total stockholders’ equity(3)	1,449.2	1,444.1	1,128.4	974.8	844.5	715.6

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
Other Operating Data:
Systemwide sales growth(4)(5)	1.7%	2.2%	2.1%	4.2%	8.3%	4.9%
Comparable sales growth(4)(5)(6)	(0.5)%	(2.7)%	(2.3)%	1.2%	5.4%	3.4%
Company Restaurant Margin Percentage(7)	11.7%	12.9%	12.2%	12.6%	14.3%	15.0%

(1)	Amount includes $3.2 million of Transaction costs, $46.5 million of global restructuring and related professional fees, $10.6 million of field optimization project costs and $7.6 million of global portfolio realignment project costs for 2011. Amount includes $77.7 million of Transaction costs and $67.2 million of global restructuring and related professional fees for October 19, 2010 to December 31, 2010.

(2)	EBITDA is defined as earnings (net income or loss) before interest, taxes, depreciation and amortization, and is used by management to measure operating performance of the business. Adjusted EBITDA represents EBITDA as further adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. Adjusted EBITDA is a tool intended to assist our management in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. We also believe that EBITDA and adjusted EBITDA improve the comparability of Predecessor and Successor results of operations because the application of acquisition accounting resulted in non-comparable depreciation and amortization for Predecessor and Successor periods.

During the quarter ended December 31, 2011, we revised our measure of segment income from operating income to adjusted EBITDA and have revised our historical segment information to conform to this presentation. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations and assists management in comparing segment performance by removing the impact of certain items that management believes do not reflect our core operations.

EBITDA and adjusted EBITDA are also used as part of our incentive compensation program for our executive officers and others and are factors in our tangible and intangible asset impairment tests. EBITDA and adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the U.S., or U.S. GAAP.

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

Because of their limitations, neither EBITDA nor adjusted EBITDA should be considered as a measure of discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. Moreover, our presentation of adjusted EBITDA is different than adjusted EBITDA as defined in our debt agreements.

The following table is a reconciliation of our net income (loss) to EBITDA and adjusted EBITDA:

	Successor	Combined	Successor	Predecessor
	2011	Transition Period	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(In millions)
Net income (loss)	$107.0	$(30.5)	$(101.6)	$71.1	$186.8	$200.1	$189.6	$148.1
Interest expense, net	194.8	72.7	58.1	14.6	48.6	54.6	61.2	67.0
Loss on early extinguishment of debt	21.4	—	—	—	—	—	—	0.8
Income tax expense (benefit)	39.8	(9.3)	(25.1)	15.8	97.5	84.7	103.4	78.7
Depreciation and amortization	136.4	58.8	27.6	31.2	111.7	98.1	95.6	88.8

EBITDA	499.4	91.7	(41.0)	132.7	444.6	437.5	449.8	383.4
Share-based compensation and non-cash incentive compensation expense(a)	6.4	5.8	—	5.8	17.0	16.2	11.4	4.9
Transaction costs(b)	3.2	77.7	77.7	—	—	—	—	—
Global restructuring and related professional fees(c)	46.5	67.2	67.2	—	—	—	—	—
Field optimization project(d)	10.6	—	—	—	—	—	—	—
Global portfolio realignment project(e)	7.6	—	—	—	—	—	—	—
Other operating (income) expense, net(f)	11.3	(12.3)	(8.7)	(3.6)	(0.7)	1.9	(0.6)	(1.0)

Adjusted EBITDA	$585.0	$230.1	$95.2	$134.9	$460.9	$455.6	$460.6	$387.3

(a)	Represents share-based compensation expense associated with employee stock options, as well as the portion of annual non-cash incentive compensation that eligible employees elected to receive as common equity.

(b)	Represents expenses incurred related to the acquisition of BKH. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events and Factors Affecting Comparability — The Transactions” in Part II, Item 7 of this report.

(c)	Represents severance benefits, other severance-related costs and related professional fees incurred in connection with our global restructuring efforts, the voluntary resignation severance program offered for a limited time to eligible employees based at our Miami headquarters and additional reductions in corporate and field positions in the U.S. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events and Factors Affecting Comparability — Global Restructuring and Related Professional Fees” in Part II, Item 7 of this report.

(d)	Represents severance related costs, compensation costs for overlap staffing, travel expenses, consulting and training costs incurred in connection with our efforts to expand and enhance our U.S. field organization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events and Factors Affecting Comparability — Field Optimization Project” in Part II, Item 7 of this report.

(e)	Represents costs associated with an ongoing project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partners and joint ventures to accelerate development. These costs primarily include severance related costs and professional service fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events and Factors Affecting Comparability — Global Portfolio Realignment Project” in Part II, Item 7 of this report.

(f)	Represents income and expenses that are not directly derived from our primary business such as gains and losses on asset and business disposals, write-offs associated with restaurant closures, impairment charges, charges recorded in connection with acquisitions of franchise operations, gains and losses on currency transactions, gains and losses on foreign currency forward contracts and other miscellaneous items.

(3)	Amounts as of December 31, 2011 and 2010 reflect the application of acquisition accounting as a result of the Acquisition. Refer to Note 1 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

(4)	Comparable sales growth and sales growth are analyzed on a constant currency basis, which means they are calculated by translating current year results at prior year average exchange rates, to remove the effects of currency fluctuations from these trend analyses. We believe these constant currency measures provide a more meaningful analysis of our business by identifying the underlying business trends, without distortion from the effect of foreign currency movements.

(5)	Unless otherwise stated, comparable sales growth and sales growth are presented on a system-wide basis, which means they include Company restaurants and franchise restaurants. Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues. However, our royalty revenues are calculated based on a percentage of franchise sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics” in Part II, Item 7 of this report.

(6)	Comparable sales growth refers to the change in restaurant sales in one period from the same period in the prior year for restaurants that have been open for thirteen months or longer.

(7)	Company restaurant margin is derived by subtracting Company restaurant expenses from Company restaurant revenues, and is typically analyzed as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin percentage.

Burger King Holdings, Inc. and Subsidiaries Restaurant Count

The following table presents information relating to the analysis of our restaurant count for the geographic areas and periods indicated.

	Successor		Predecessor
	December 31, 2011	December 31, 2010	December 31, 2009	June 30, 2010	June 30, 2009
Number of Company restaurants:
U.S. & Canada	939	984	1,029	987	1,043
EMEA	192	203	277	241	278
Latin America	97	96	94	97	92
APAC	67	61	22	62	16

Total Company restaurants	1,295	1,344	1,422	1,387	1,429

Number of franchise restaurants:
U.S. & Canada	6,561	6,566	6,516	6,562	6,491
EMEA	2,690	2,525	2,387	2,439	2,302
Latin America	1,125	1,044	1,011	1,041	986
APAC	841	772	742	745	717

Total franchise restaurants	11,217	10,907	10,656	10,787	10,496

Number of system-wide restaurants:
U.S. & Canada	7,500	7,550	7,545	7,549	7,534
EMEA	2,882	2,728	2,664	2,680	2,580
Latin America	1,222	1,140	1,105	1,138	1,078
APAC	908	833	764	807	733

Total system-wide restaurants	12,512	12,251	12,078	12,174	11,925

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All references to 2011 in this section are to our fiscal year ended December 31, 2011. References to 2010 in this section are to the twelve months ended December 31, 2010, derived by adding the unaudited results of operations of our Predecessor from January 1, 2010 to October 18, 2010 to our audited results of operations from October 19, 2010 to December 31, 2010. All references to the Transition Period in this section are to the six months ended December 31, 2010, derived by adding the audited results of operations of our Predecessor from July 1, 2010 to October 18, 2010 to our audited results of operations from October 19, 2010 to December 31, 2010. The combined financial data for 2010 and the Transition Period do not comply with generally accepted accounting principles and are not intended to represent what our operating results would have been if the Acquisition had occurred at the beginning of the period because the periods being combined are under two different bases of accounting as a result of the Acquisition on the Acquisition Date. See “Recent Events and Factors Affecting Comparability — The Transactions.” References to fiscal 2010 and fiscal 2009 in this section are to our Predecessor’s fiscal years ended June 30, 2010, and 2009, respectively. Unless otherwise stated, comparable sales growth, average restaurant sales and sales growth are presented on a system-wide basis, which means that these measures include sales at both Company restaurants and franchise restaurants.

Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on franchise sales. System-wide results are driven primarily by our franchise restaurants, as approximately 90% of our current system-wide restaurants are franchised.

Overview

We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by number of restaurants and system-wide sales. Our system of restaurants includes restaurants owned by us, as well as our franchisees. Our business is comprised of four operating segments: (1) the U.S. and Canada; (2) Europe, the Middle East and Africa, or EMEA; (3) Latin America and the Caribbean, or LAC; and (4) Asia Pacific, or APAC.

As of December 31, 2011, there were 12,512 Burger King restaurants system-wide. We operate 939 restaurants in the U.S. and Canada and 356 restaurants in EMEA, LAC and APAC, and our franchisees operate 6,561 restaurants in the U.S. and Canada and 4,656 restaurants in EMEA, LAC and APAC. Approximately 90% of our current restaurants are franchised and we have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category. We believe that our high percentage of franchise restaurants provides us with a strategic advantage because the capital required to grow and maintain our system is funded primarily by franchisees. In addition, our franchisees fund the majority of the advertising that supports the Brand by making advertising contributions. Our franchise dominated business model does, however, present a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

In 2011, sales at Company restaurants comprised 70% of our revenues, with our remaining revenue comprised of revenues we derive from our franchise system, consisting primarily of royalties and franchise fees as well as property income we derive from properties we lease or sublease to our franchisees. We expect the current mix of Company and franchise revenue to shift towards franchise revenue as we continue to implement our global portfolio realignment.

We evaluate our restaurants and assess our business based on the following operating metrics and key financial measures:

•

Sales growth refers to the change in sales at all Company and franchise restaurants in one period from the same period in the prior year. We review sales growth as an operating metric to help identify and assess trends in restaurant sales for the Burger King system as a whole, without distortion from the effects of refranchised or acquired restaurants.

•	Comparable sales growth refers to the change in restaurant sales in one period from the same prior year period for restaurants that have been opened for thirteen months or longer.

•	Average restaurant sales refer to the total sales averaged over total store months for all Company and franchise restaurants open during that period.

•	Net restaurant growth (“NRG”) represents the opening of new restaurants during a stated period, net of closures.

•	Net refranchisings refer to sales of Company restaurants to franchisees, net of acquisitions of franchise restaurants by us.

•

Company restaurant margin, or CRM, is derived by subtracting Company restaurant expenses from Company restaurant revenues for a stated period, and is typically analyzed as a percentage of Company restaurant revenues, a metric we refer to as Company restaurant margin %, or CRM %. Company restaurant expenses are comprised of food, paper and product costs, payroll and employee benefits (“labor” costs) and occupancy and other operating costs, which include rent and depreciation and amortization related to restaurant properties (“occupancy and other operating” costs). Food, paper and product costs vary with sales volume, while labor and occupancy costs are primarily fixed costs with variable components. We review the relationship between our Company restaurant expenses and Company restaurant revenues in the context of how those relationships affect CRM and CRM %.

•

Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. These items include share-based compensation and non-cash compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects; Transaction costs, global restructuring and related professional fees, field optimization project costs and global portfolio realignment project costs. See Profitability Measures and Non-GAAP Reconciliations.

Comparable sales and sales growth are measured on a constant currency basis, which means the results exclude the effect of foreign currency translation and are calculated by translating current year results at prior year exchange rates. We analyze certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements (“FX impact”).

Recent Events and Factors Affecting Comparability

The Transactions

The Acquisition and related financing transactions (collectively referred to as the “Transactions”) as described in Note 1 to the accompanying consolidated financial statements were accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 805, Business Combinations. During the quarter ended December 31, 2011, we finalized our purchase price allocation on a retrospective basis as of the Acquisition Date, with corresponding adjustments to our results of operations. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization).

Additionally, our interest expense is significantly higher following the Transactions than experienced by our Predecessor in prior periods, primarily due to the higher principal amount of debt outstanding following the Transactions, as well as higher interest rates.

Change in Fiscal Year

On November 5, 2010, our Board of Directors approved a change in fiscal year end from June 30 to December 31. The change became effective at the end of the quarter ended December 31, 2010. All references to “fiscal”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to July 1, 2010, ended on June 30.

Change in Presentation

Franchise bad debt expense and amortization of franchise agreements previously classified as selling, general and administrative expenses have been reclassified to franchise and property expenses for all periods presented. These reclassifications have no effect on previously reported net income (loss).

Global Restructuring and Related Professional Fees

In December 2010, we began the implementation of a global restructuring plan that resulted in work force reductions throughout our organization. In June 2011, we implemented a Voluntary Resignation Severance Program (“VRS Program”) offered for a limited time to eligible employees based at our Miami headquarters. In addition, other involuntary work force reductions were also implemented. As a result of the global restructuring plan, VRS Program and the additional workforce reductions, we incurred $46.5 million of severance benefits and other severance related costs in 2011. This restructuring plan was completed in 2011.

Field Optimization Project

During 2011, we initiated a project to significantly expand and enhance our U.S. field organization to better support our franchisees in an effort to drive sales, increase profits and improve restaurant operations (the “field optimization project”). As a result of the field optimization project, we incurred $10.6 million in 2011 of severance related costs, compensation costs for overlap staffing, travel expenses, consulting fees and training costs. This project was completed in 2011.

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partners and joint ventures to accelerate development (the “global portfolio realignment project”). As a result of the global portfolio realignment project, we incurred costs primarily related to severance and professional service fees and we expect to incur additional costs in 2012 as we continue to implement this strategy.

The table below summarizes the factors affecting comparability of results of operations due to acquisition accounting, the Transaction costs, global restructuring and related professional fees, our field optimization project and the global portfolio realignment project.

	2011	Transition Period
	(In millions)
Acquisition Accounting
Change in Revenues:
Lease straight-line adjustment	$(1.3)	$(0.1)
Amortization of direct financing leases	(3.2)	(0.2)
Amortization of favorable/unfavorable income leases	6.6	1.3

Total effect on franchise and property revenues	2.1	1.0
Change in food, paper & product costs:
Change in deferred income recognition	(1.0)	(0.2)

Total effect on food, paper & product costs	(1.0)	(0.2)
Change in occupancy and other operating costs:
Depreciation — Buildings, improvements, and equipment	(11.2)	(1.8)
Amortization of favorable/unfavorable leases	(3.4)	(0.6)

Total effect on occupancy and other operating costs	(14.6)	(2.4)
Change in selling, general and administrative expenses:
Depreciation — Software and furniture & fixtures	1.8	1.1

Total effect on selling, general and administrative expenses	1.8	1.1
Change in franchise and property expenses:
Lease straight-line adjustment	(0.7)	(0.1)
Depreciation of property leased or subleased to franchisees	(5.1)	(1.3)
Amortization of favorable/unfavorable leases	(4.5)	(0.9)
Amortization of franchise agreements	(15.7)	(3.1)

Total effect on franchise and property expenses	(26.0)	(5.4)
Total effect on income (loss) from operations	$(37.7)	$(5.9)

Total effect on Adjusted EBITDA(1)	$(3.0)	$(0.4)

	2011	Transition Period
	(In millions)
Other Projects
Selling, general and administrative expenses:
Transaction costs	$(3.2)	$(77.7)
Global restructuring and related professional fees	(46.5)	(67.2)
Field optimization project	(10.6)	—
Global portfolio realignment project	(7.6)	—

Total effect of other project costs on income (loss) from Operations	$(67.9)	$(144.9)

(1)	Represents lease straight-line adjustments and deferred income noted above.

Results of Operations

Tabular amounts in millions of dollars unless noted otherwise.

Consolidated

	Results			Variance
	Successor	Combined	Predecessor	2011 Compared to 2010		Transition Period Compared to Six Months Ended December 31, 2009		Fiscal 2010 Compared to Fiscal 2009
	2011	Transition Period	Fiscal 2010	$	%	$	%	$	%
				Favorable / (Unfavorable)
Revenues:
Company restaurant revenues	$1,638.7	$846.2	$1,839.3	$(100.8)	(5.8)%	$(99.8)	(10.5)%	$(41.2)	(2.2)%
Franchise and property revenues	697.0	338.3	662.9	32.1	4.8%	2.0	0.6%	6.0	0.9%

Total revenues	2,335.7	1,184.5	2,502.2	(68.7)	(2.9)%	(97.8)	(7.6)%	(35.2)	(1.4)%
Company restaurant expenses:
Food, paper and product costs	524.7	265.4	585.0	25.9	4.7%	34.4	11.5%	18.7	3.1%
Payroll and employee benefits	481.2	252.5	568.7	48.8	9.2%	38.7	13.3%	13.5	2.3%
Occupancy and other operating costs	441.5	219.4	461.1	10.4	2.3%	9.2	4.0%	(3.3)	(0.7)%

Total Company restaurant expenses	1,447.4	737.3	1,614.8	85.1	5.6%	82.3	10.0%	28.9	1.8%
Franchise and property expenses	97.1	43.5	65.4	(20.6)	(26.9)%	(11.1)	(34.3)%	(1.1)	(1.7)%
Selling, general and administrative expenses	416.9	383.1	489.8	202.0	32.6%	(129.1)	(50.8)%	(1.7)	(0.3)%
Other operating (income) expenses, net	11.3	(12.3)	(0.7)	(29.4)	162.4%	17.4	NM	2.6	NM

Total operating costs and expenses	1,972.7	1,151.6	2,169.3	237.1	10.7%	(40.5)	(3.6)%	28.7	1.3%
Income (loss) from operations	363.0	32.9	332.9	168.4	86.5%	(138.3)	(80.8)%	(6.5)	(1.9)%
Interest expense, net	194.8	72.7	48.6	(98.2)	(101.7)%	(48.0)	(194.3)%	6.0	11.0%
Loss on early extinguishment of debt	21.4	—	—	(21.4)	NM	—	NM	—	NM

Income (loss) before income taxes	146.8	(39.8)	284.3	48.8	49.8%	(186.3)	(127.2)%	(0.5)	(0.2)%
Income tax expense (benefit)	39.8	(9.3)	97.5	(1.4)		59.0	118.7%	(12.8)	(15.1)%

Net income (loss)	$107.0	$(30.5)	$186.8	$47.4	79.5%	$(127.3)	(131.5)%	$(13.3)	(6.6)%

NM — Not Meaningful

FX Impact

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
	Favorable/(Unfavorable)
Consolidated revenues	$35.6	$(17.3)	$17.4	$(95.8)
Consolidated CRM	2.6	(1.3)	1.2	(8.0)
Consolidated SG&A	(8.2)	6.7	(2.8)	15.2
Consolidated income (loss) from operations	5.3	(1.9)	(0.3)	(3.5)
Consolidated net income (loss)	5.7	(3.0)	(2.2)	(1.8)
Consolidated adjusted EBITDA	4.5	(2.5)	1.4	(5.7)

Key Business Metrics

	2011	Transition Period	Fiscal 2010	Fiscal 2009
Systemwide sales growth	1.7%	2.2%	2.1%	4.2%
Comparable sales growth
Company	0.1%	(3.8)%	(2.4)%	0.3%
Franchise	(0.6)%	(2.5)%	(2.3)%	1.4%
System	(0.5)%	(2.7)%	(2.3)%	1.2%
Average restaurant sales (in thousands)	$1,248.0	$622.0	$1,244.0	$1,259.0
NRG
Company	(4)	4	10	33
Franchise	265	169	239	327
System	261	173	249	360
Net Refranchisings (trailing twelve months)	45	82	52	(36)
Restaurant counts at period end
Company	1,295	1,344	1,387	1,429
Franchise	11,217	10,907	10,787	10,496
System	12,512	12,251	12,174	11,925
CRM %	11.7%	12.9%	12.2%	12.6%

2011 compared to 2010

Company restaurants

Company restaurant revenues decreased due to the net refranchising of 45 Company restaurants, primarily in the U.S. and Canada, partially offset by favorable FX impact across all segments.

CRM % decreased due to the effects of acquisition accounting, higher commodity prices in the U.S. and Canada and EMEA and a non-recurring $4.7 million favorable adjustment to our self insurance reserve in 2010. These factors were partially offset by improved labor margins due to benefits realized from improvements in variable labor controls and scheduling in our restaurants as well as changes in U.S. restaurant compensation plans to more closely align incentive compensation with restaurant performance.

Franchise and Property

Franchise and property revenues consist primarily of royalties earned on franchise sales, franchise fees and rents from real estate leased or subleased to franchisees. Franchise and property revenues increased primarily due to new leases and subleases associated with the refranchised restaurants, royalties derived from franchise NRG, favorable FX impact and the impact of acquisition accounting. These factors were partially offset by a decrease in renewal franchise fees due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels in the U.S and the impact of negative franchise comparable sales growth on royalties and contingent rents.

Franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees as a result of the refranchising of Company restaurants, the impact of acquisition accounting, including a $15.7 million increase in franchise agreement amortization to $21.8 million, and unfavorable FX impact. These factors were partially offset by a decrease in bad debt expense.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Successor	Combined	Variance
	2011	2010	$	%
Selling expenses	$78.2	$86.2	$(8.0)	(9.3)%

Management general and administrative expenses	248.5	355.7	(107.2)	(30.1)%
Share-based compensation and non-cash incentive compensation expense	6.4	14.1	(7.7)	(54.6)%
Depreciation and amortization	15.9	18.0	(2.1)	(11.7)%
Transaction costs	3.2	77.7	(74.5)	(95.9)%
Global restructuring and related professional fees	46.5	67.2	(20.7)	(30.8)%
Field optimization project costs	10.6	—	10.6	NM
Global portfolio realignment project	7.6	—	7.6	NM

Total general and administrative expenses	338.7	532.7	(194.0)	(36.4)%

Selling, general and administrative expenses	$416.9	$618.9	$(202.0)	(32.6)%

NM — Not Meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. Selling expenses as a percentage of Company restaurant revenues were flat in comparison to the prior year.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, including rent, maintenance and utilities, travel and meeting expenses, IT and technology costs and other general operating expenses. General and administrative expenses also include certain non-cash expenses, including shared-based compensation and the portion of annual non-cash incentive compensation that eligible employees elected to receive as common equity, depreciation and amortization as well as separately managed expenses associated with unusual or non-recurring events, such as costs associated with our global portfolio realignment project. The decrease in Management G&A in 2011 was driven by a decrease in salary and fringe benefits and a decrease in professional fees, which are directly attributable to the benefits derived from our global restructuring and implementation of a Zero Based Budgeting (“ZBB”) program.

The decrease in our total general and administrative expenses was driven by the decreases in Management G&A, Transaction costs, global restructuring and related professional fees and share-based compensation, as well as a decrease in depreciation and amortization resulting from acquisition accounting. These factors were partially offset by costs incurred in connection with our global portfolio realignment project and field optimization project.

Other operating income (expense), net

Our other operating income (expense), net was comprised of the following:

	Successor	Combined
	2011	2010
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$6.2	$(0.8)
Litigation settlements and reserves, net	1.3	5.9
Foreign exchange net (gains) losses	(4.6)	(27.2)
Loss from unconsolidated affiliates	1.2	0.9
Other, net	7.2	3.1

Other operating (income) expenses, net	$11.3	$(18.1)

Interest expense, net

Interest expense, net increased, reflecting an increase in borrowings due to the Transactions, as well as higher interest rates.

The weighted average interest rate for 2011 on our long-term debt, including the Senior Notes, was 6.95%, which included the effect of interest rate caps.

The weighted average interest rate for 2010 on our long-term debt, including the Senior Notes, was 6.01%, which included a $13.5 million bridge loan fee related to the Transactions, the effect of interest rate swaps of our Predecessor debt and interest rate caps on our Successor debt.

Loss on early extinguishment

We recorded a loss on early extinguishment of debt of $21.4 million reflecting the write off of deferred financing costs and original issue discount and fees incurred in connection with the amendment of our credit facility in February 2011 and the early extinguishment of debt in December 2011.

Income tax expense

Our effective tax rate was 27.1% in 2011 compared to 39.2% in 2010 as a result of the current mix of income from multiple tax jurisdictions and the Transactions.

Transition Period compared to the Six Months Ended December 31, 2009

The combined financial data for the Transition Period do not comply with generally accepted accounting principles and are not intended to represent what our operating results would have been if the Transactions had occurred at the beginning of the period because the periods being combined are under two different bases of accounting as a result of the Acquisition on October 19, 2010. See “Recent Events and Factors Affecting Comparability — The Transactions.”

Company restaurants

Company restaurant revenues decreased due to the net refranchising of 82 Company restaurants during the trailing 12-month period, principally in EMEA and the U.S. and Canada, partially offset by acquisitions in APAC. Additionally, Company restaurant revenues decreased due to negative Company comparable sales growth in three of our four segments and unfavorable FX impact. These factors were partially offset by Company NRG.

CRM % decreased due to sales deleverage on our fixed payroll and employee benefits and occupancy and other operating costs driven by negative Company comparable sales growth and the impact of acquisition accounting. These factors were partially offset by improvements in variable labor controls and scheduling in our U.S. restaurants, improved labor efficiencies in APAC and the U.K, the benefits realized from strategic pricing initiatives in the U.S. and Canada, a non-recurring $4.7 million favorable adjustment to our self-insurance reserve in the U.S. and Canada and changes in product mix in LAC.

Franchise and Property

The increase in franchise and property revenues was driven by royalties derived from franchise NRG, a higher effective royalty rate in EMEA and the impact of acquisition accounting adjustments. These factors were partially offset by the impact of negative franchise comparable sales growth on royalties and contingent rents, unfavorable FX impact, a reduction in initial franchise fees and the net effect of changes to our portfolio of properties leased to franchisees.

Franchise and property expenses increased primarily due to rent expense associated with the net refranchising of 82 Company restaurants and franchise NRG, an increase in bad debt expense and the impact of acquisition accounting, including a $3.1 million increase in franchise agreement amortization to $6.3 million. These factors were partially offset by favorable FX impact in EMEA.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Combined	Predecessor	Variance
	Transition Period	For the Six Months Ended December 31, 2009	$	%
Selling expenses	$42.0	$47.1	$(5.1)	(10.8)%

Management general and administrative expenses	182.2	188.9	(6.7)	(3.5)%
Share-based compensation and non-cash incentive compensation expense	5.8	8.7	(2.9)	(33.3)%
Depreciation and amortization	8.2	9.3	(1.1)	(11.8)%
Transaction costs	77.7	—	77.7	0.0%
Global restructuring and related professional fees	67.2	—	67.2	0.0%

Total general and administrative expenses	341.1	206.9	134.2	64.9%

Selling, general and administrative expenses	$383.1	$254.0	$129.1	50.8%

Selling expenses decreased due to the net refranchising of Company restaurants and a decrease in discretionary local marketing expenditures partially offset by favorable FX impact.

The decrease in Management G&A was driven by a 19% decrease in travel and meeting costs and a 10% decrease in office operating expenses, partially offset by an increase in a sales tax reserve.

The increase in our total general and administrative expenses was primarily due to transaction costs and global restructuring and related professional fees. These factors were partially offset by a decrease in Management G&A.

Other operating income (expense), net

Our other operating income (expense), net was comprised of the following:

	Combined	Predecessor
	Transition Period	For the Six Months Ended December 31, 2009
Net losses on disposal of assets, restaurant closures and refranchisings	$2.6	$1.0
Litigation settlements and reserves, net	6.8	0.7
Foreign exchange net (gains) losses	(22.8)	1.1
Loss from unconsolidated affiliates	0.8	—
Other, net	0.3	2.3

Other operating (income) expenses, net	$(12.3)	$5.1

Interest expense, net and loss on early extinguishment of debt

Interest expense, net increased due to a $13.5 million bridge loan fee related to the Transactions and an increase in borrowings and interest rates. The weighted average interest rate for the period October 19, 2010 to December 31, 2010, related to the $1,510.0 million tranche was 6.82% and related to the €250.0 million tranche was 7.11% under the Term Loan Facility, which included the effect of interest rate caps on 100% of our term debt. The weighted average interest rate for the period July 1, 2010 to October 18, 2010 was 4.4% which included the impact of interest rate swaps on an average of 77% of our term debt.

Income tax expense

Our effective tax rate was (23.4%) in the Transition Period compared to 33.9% for the six months ended December 31, 2009 as a result of the current mix of income from multiple tax jurisdictions and the Transactions.

Fiscal 2010 compared to Fiscal 2009

Company restaurants

Company restaurant revenues decreased due to the net refranchising of 52 Company restaurants and the effects of negative Company comparable sales growth. These factors were partially offset by favorable FX impact and Company NRG.

CRM % decreased due to sales deleverage of our fixed payroll and employee benefits and occupancy and other operating costs driven by negative Company comparable sales growth and an increase in depreciation resulting from an increase in depreciable assets and strategic restaurant initiatives, such as our reimaging program and our new POS system. These factors were partially offset by favorable adjustments to our self-insurance reserve in the U.S., net decreases in commodity costs in the U.S. and Canada and strategic pricing initiatives.

Franchise and Property

The increase in franchise and property revenues was driven by favorable FX impact, royalties derived from positive franchise NRG and a higher effective royalty rate in the U.S. and LAC. These factors were partially offset by the impact of negative franchise comparable sales growth on royalties and contingent rents. Franchise and property expenses increased primarily as a result of additional restaurants leased or subleased to franchisees due to the net refranchising of Company restaurants and franchise NRG.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Predecessor		Variance
	Fiscal 2010	Fiscal 2009	$	%
Selling expenses	$91.3	$93.3	$(2.0)	(2.1)%

Management G&A expenses	362.3	362.1	0.2	0.1%
Share-based compensation and non-cash incentive compensation expense	17.0	16.2	0.8	4.9%
Depreciation and amortization	19.2	16.5	2.7	16.4%

Total general and administrative expenses	398.5	394.8	3.7	0.9%

Selling, general and administrative expenses	$489.8	$488.1	$1.7	0.3%

Selling expenses as a percentage of Company restaurant revenues were flat in comparison to the prior year.

Other operating income (expense), net

Our other operating income (expense), net was comprised of the following:

	Predecessor
	Fiscal 2010	Fiscal 2009
Net (gains) on disposal of assets, restaurant closures and refranchisings	$(2.4)	$(8.5)
Litigation settlements and reserves, net	(0.2)	0.2
Foreign exchange net (gains) losses	(3.3)	8.4
Loss (income) from unconsolidated affiliates	0.1	(0.4)
Other, net	5.1	2.2

Other operating (income) expenses, net	$(0.7)	$1.9

Interest expense, net

Interest expense, net, decreased due to a net decrease in borrowings and interest rates during the period. The weighted average interest rate for Fiscal 2010 was 4.7%, which included the effect of interest rate swaps on an average of 73% of our term debt. The weighted average interest rate Fiscal 2009 was 5.1%, which included the effect of interest rate swaps on an average of 71% of our term debt.

Income tax expense

Our effective tax rate was 34.3% in Fiscal 2010 compared to 29.7% in Fiscal 2009 primarily due to the resolution of certain federal and state audits and realized tax benefits from the dissolution of dormant foreign entities.

Profitability Measures and Non-GAAP Reconciliations

Tabular amounts in millions of dollars unless noted otherwise.

	Results			Variance
	Successor	Combined	Predecessor	2011 Compared to 2010		Transition Period Compared to Six Months Ended December 31, 2009		Fiscal 2010 Compared to Fiscal 2009
	2011	Transition Period	Fiscal 2010	$	%	$	%	$	%
				Favorable / (Unfavorable)
Segment income:
U.S. and Canada	$449.5	$222.2	$450.5	$7.0	1.6%	$(8.7)	(3.8)%	$7.8	1.8%
EMEA	146.0	50.9	85.3	58.5	66.9%	2.6	5.4%	0.6	0.7%
Latin America	63.9	21.8	43.4	20.1	45.9%	0.7	3.3%	—	0.0%
APAC	26.7	12.0	18.3	5.2	24.2%	3.2	36.4%	5.8	46.4%

Total	686.1	306.9	597.5	90.8	15.3%	(2.2)	(0.7)%	14.2	2.4%
Unallocated Management G&A	(101.1)	(76.8)	(136.6)	40.6	(28.7)%	(5.1)	7.1%	(8.9)	7.0%

Adjusted EBITDA	585.0	230.1	460.9	131.4	29.0%	(7.3)	(3.1)%	5.3	1.2%
Share-based compensation and non-cash incentive compensation expense	6.4	5.8	17.0	7.7	54.6%	2.9	33.3%	(0.8)	(4.9)%
Depreciation and amortization	136.4	58.8	111.7	(18.3)	(15.5)%	(6.4)	(12.2)%	(13.6)	(13.9)%
Transaction costs	3.2	77.7	—	74.5	95.9%	(77.7)	NM	—	NM
Global restructuring and related professional fees	46.5	67.2	—	20.7	30.8%	(67.2)	NM	—	NM
Field optimization project costs	10.6	—	—	(10.6)	NM	—	NM	—	NM
Global portfolio realignment project	7.6	—	—	(7.6)	NM	—	NM	—	NM
Other operating (income) expenses, net	11.3	(12.3)	(0.7)	(29.4)	NM	17.4	NM	2.6	NM

Income (loss) from operations	363.0	32.9	332.9	168.4	86.5%	(138.3)	(80.8)%	(6.5)	(1.9)%
Interest expense, net	194.8	72.7	48.6	(98.2)	(101.7)%	(48.0)	(194.3)%	6.0	11.0%
Loss on early extinguishment of debt	21.4	—	—	(21.4)	NM	—	NM	—	NM
Income tax expense (benefit)	39.8	(9.3)	97.5	(1.4)	(3.6)%	59.0	118.7%	(12.8)	(15.1)%

Net income	$107.0	$(30.5)	$186.8	$47.4	79.5%	$(127.3)	(131.5)%	$(13.3)	(6.6)%

During the quarter ended December 31, 2011, we revised our measure of segment income from operating income to adjusted EBITDA and have revised our historical segment information to conform to this presentation. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations and assists management in comparing segment performance by removing the impact of certain items that management believes do not reflect our core operations (See Note 19 to our audited Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”).

2011 compared to 2010

The increase in adjusted EBITDA in 2011 was driven primarily by reductions in Unallocated Management G&A and increases in segment income in each of our four operating segments. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The increase in income from operations in 2011 was driven by the increase in consolidated adjusted EBITDA and reductions in share-based compensation expense, Transaction costs and global restructuring and related professional fees. These factors were partially offset by an increase in depreciation and amortization, primarily as a result of acquisition accounting, as well as field optimization project costs, global portfolio realignment project costs and a decrease in other income, net.

Our net income increased in 2011 primarily as a result of an increase in income from operations, partially offset by an increase in interest expense, the loss we recorded on the early extinguishment of debt and an increase in income tax expense.

Transition Period compared to the Six Months Ended December 31, 2009

The decrease in consolidated adjusted EBITDA in the Transition Period was driven primarily by an increase in Unallocated Management G&A and a decrease in segment income in the U.S. and Canada, partially offset by increases in segment income for EMEA, LAC and APAC.

The decrease in income from operations in the Transition Period was driven by Transaction costs and the costs of our global restructuring and field optimization project, an increase in depreciation and amortization, primarily as a result of acquisition accounting, and a decrease in consolidated adjusted EBITDA. These factors were partially offset by an increase in other (income) expense, net and decrease in share-based compensation expense.

Our net income decreased in the Transition Period primarily as a result of an increase in interest expense following the Transactions and a decrease in income from operations, partially offset by a decrease in income tax expense.

Fiscal 2010 compared to Fiscal 2009

The increase in consolidated adjusted EBITDA in Fiscal 2010 was driven primarily by increases in segment income in the U.S. and Canada, EMEA and APAC partially offset by an increase in Unallocated Management G&A.

The decrease in income from operations in Fiscal 2010 was driven by an increase in depreciation and amortization and an increase in share-based compensation expense. These factors were partially offset by an increase in adjusted EBITDA and other operating expenses, net.

Our net income decreased in Fiscal 2010 primarily as a result of a decrease in income from operations, and an increase in income tax expense, partially offset by a decrease in interest expense, net.

U.S. and Canada

Tabular amounts in millions of dollars unless noted otherwise.

	Successor	Combined	Predecessor	Variance
	2011	Transition Period	Fiscal 2010	2011 Compared to 2010	Transition Period Compared to Six Months Ended December 31, 2009	Fiscal 2010 Compared to Fiscal 2009
				Favorable/(Unfavorable)
Company:
Company restaurant revenues	$1,172.0	$599.1	$1,289.5	$(59.6)	$(57.9)	$(42.3)
CRM	142.2	82.1	170.5	(17.9)	(10.7)	0.4
CRM %	12.1%	13.7%	13.2%	(1.0)%	(0.4)%	0.4%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	32.3%	31.6%	32.5%	(0.1)%	0.8%	0.5%
Payroll and benefits	30.4%	30.9%	31.1%	0.6%	0.1%	0.0%
Depreciation and amortization	5.7%	5.0%	4.9%	(0.6)%	(0.5)%	(0.8)%
Other occupancy and operating	19.5%	18.8%	18.3%	(0.9)%	(0.8)%	0.7%
Franchise:
Franchise and property revenues	$397.1	$199.6	$405.7	$(4.0)	$(4.6)	$(5.5)
Franchise and franchise property expenses	69.9	28.1	42.2	(19.5)	(8.1)	(4.4)
Segment income	449.5	222.2	450.5	7.0	(8.7)	7.8
Segment margin	28.6%	27.8%	26.6%	1.5%	1.0%	1.2%

FX Impact

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
	Favorable/(Unfavorable)
Segment revenues	$6.4	$3.6	$12.9	$(22.0)
Segment CRM	0.6	0.3	1.1	(1.2)
Segment income	(1.3)	0.2	0.8	(0.6)

Key Business Metrics

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
Systemwide sales growth	(3.3)%	(4.4)%	(3.1)%	1.2%
Comparable sales growth
Company	(1.9)%	(4.9)%	(2.4)%	0.5%
Franchise	(3.6)%	(5.0)%	(4.1)%	0.4%
System	(3.4)%	(5.0)%	(3.9)%	0.4%
NRG
Company	(7)	(1)	(5)	17
Franchise	(43)	6	20	5
System	(50)	5	15	22
Net Refranchisings (trailing twelve months)	38	44	51	(73)
Restaurant counts at period end
Company	939	984	987	1,043
Franchise	6,561	6,566	6,562	6,491
System	7,500	7,550	7,549	7,534

2011 compared to 2010

Company restaurants

Company restaurant revenues decreased primarily due to the net refranchising of 38 Company restaurants and the effects of negative Company comparable sales growth. These factors were partially offset by favorable FX impact in Canada.

CRM% decreased primarily due to the impact of sales deleverage on our fixed occupancy and other operating costs, the impact of acquisition accounting, other operating costs to implement new initiatives at our Company restaurants and lower food margins driven by higher commodity prices in the U.S. In addition, CRM% decreased due to a non-recurring $4.7 million favorable adjustment to the self insurance reserve in the U.S. and Canada in 2010. These factors were partially offset by changes in restaurant compensation plans to more closely align incentive compensation with restaurant performance, benefits realized from improvements in variable labor controls and scheduling in our restaurants and benefits derived from strategic pricing initiatives.

Franchise and Property

Franchise and property revenues decreased due to the impact of negative franchise comparable sales growth on royalties and contingent rents and a decrease in renewal franchise fees due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. These factors were partially offset by favorable FX impact in Canada and the impact of acquisition accounting adjustments.

Franchise and property expenses increased primarily due to additional restaurants leased or subleased to franchisees as a result of the net refranchising of Company restaurants, the impact of acquisition accounting, including a $5.2 million increase in franchise agreement amortization to $11.0 million and an increase in bad debt expense.

Segment income and segment margin

Segment income and margin increased due to a decrease in Management G&A partially offset by a decrease in Company restaurant margin and net franchise and property income.

Transition Period compared to the Six Months Ended December 31, 2009

Company restaurants

Company restaurant revenues decreased due to the net refranchising of 44 Company restaurants and the effects of negative Company comparable sales growth. These factors were partially offset by favorable FX impact in Canada.

CRM % decreased primarily due to the impact of sales deleverage on our fixed labor and occupancy and other operating costs, the impact of acquisition accounting, higher commodity prices in the U.S. and an increase in the hourly wage rate in Canada. These factors were partially offset by the successful launch of higher priced premium products and discontinued value promotions, such as the  1/4 lb. Double Cheeseburger. Additional offsets include benefits realized from improvements in variable labor controls and scheduling in our U.S. restaurants and a favorable adjustment to the self insurance reserve as a result of favorable developments in our claim trends and to adjust our incurred but not reported confidence level.

Franchise and Property

Franchise and property revenues decreased due to the impact of negative franchise comparable sales growth on royalties and contingent rents and a reduction in initial and renewal franchise fees. These factors were partially offset by acquisition accounting.

Franchise and property expenses increased primarily as a result of additional restaurants leased or subleased to franchisees due to the net refranchising of Company restaurants, the impact of acquisition accounting, including a $1.1 million increase in franchise agreement amortization to $3.9 million, and an increase in bad debt expense.

FX impact was not significant to franchise and property revenues/expenses.

Segment income and segment margin

Segment income and margin increased due to a decrease in Management G&A partially offset by a decrease in Company restaurant margin and net franchise and property income.

Fiscal 2010 compared to Fiscal 2009

Company restaurants

Company restaurant revenues decreased due to the net refranchising of 51 Company restaurants and the effects of negative Company comparable sales growth. These factors were partially offset by favorable FX impact in Canada.

CRM % increased primarily due to decreases in commodity costs, strategic pricing initiatives, improvements in variable labor controls and favorable adjustments to our self-insurance reserve. These factors were partially offset by the unfavorable impact of sales deleverage on our fixed labor and occupancy costs as a result of negative Company comparable sales growth and additional depreciation expense associated with strategic initiatives.

Franchise and Property

Franchise and property revenues decreased due to negative franchise comparable sales growth and a reduction in renewal franchise fees due to fewer franchise agreement expirations and temporary extensions of expired franchise agreements in the U.S. These factors were partially offset by the net refranchising of Company restaurants and an increase in the effective royalty rate in the U.S. FX impact was not significant in the segment.

Franchise and property expenses increased due to the net effect of changes to our property portfolio as a result of the net refranchising of Company restaurants and positive franchise NRG.

Segment income and segment margin

Segment income and margin increased due to an increase in CRM partially offset by a decrease in net franchise and property income and increases in Management G&A.

EMEA

Tabular amounts in millions of dollars unless noted otherwise.

	Successor	Combined	Predecessor	Variance
	2011	Transition Period	Fiscal 2010	2011 Compared to 2010	Transition Period Compared to Six Months Ended December 31, 2009	Fiscal 2010 Compared to Fiscal 2009
				Favorable/(Unfavorable)
Company:
Company restaurant revenues	$330.7	$181.9	$461.3	$(59.9)	$(70.6)	$(19.7)
CRM	35.5	21.5	45.3	(1.1)	(8.7)	(12.8)
CRM %	10.7%	11.8%	9.8%	1.4%	(0.1)%	(2.3)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	29.4%	28.4%	28.4%	(1.1)%	0.2%	0.1%
Payroll and benefits	31.4%	32.1%	33.6%	2.1%	0.6%	(0.7)%
Depreciation and amortization	3.5%	3.0%	2.8%	(0.3)%	(0.6)%	(0.4)%
Other occupancy and operating	25.0%	24.7%	25.4%	0.7%	(0.3)%	(1.3)%
Franchise:
Franchise and property revenues	$194.9	$91.9	$174.1	$20.2	$0.7	$4.5
Franchise and franchise property expenses	25.9	13.5	23.0	(1.7)	(1.2)	3.0
Segment income	146.0	50.9	85.3	58.5	2.6	0.6
Segment margin	27.8%	18.6%	13.4%	12.3%	4.5%	0.4%

FX Impact

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
	Favorable/(Unfavorable)
Segment revenues	$23.4	$(23.8)	$5.1	$(64.8)
Segment CRM	1.7	(1.8)	0.4	(4.7)
Segment income	6.4	(2.5)	0.8	(3.9)

Key Business Metrics

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
Systemwide sales growth	6.5%	7.7%	6.0%	8.5%
Comparable sales growth
Company	5.8%	(1.4)%	(2.3)%	0.0%
Franchise	4.1%	(0.6)%	0.3%	2.4%
System	4.3%	(0.7)%	0.0%	2.1%
NRG
Company	(4)	(1)	(1)	1
Franchise	158	65	101	200
System	154	64	100	201
Net Refranchisings (trailing twelve months)	7	73	36	6
Restaurant counts at period end
Company	192	203	241	278
Franchise	2,690	2,525	2,439	2,302
System	2,882	2,728	2,680	2,580

2011 compared to 2010

Company restaurants

Company restaurant revenues decreased due to the net refranchising of Company restaurants, driven by the sale of our Netherlands business during September 2010 partially offset by the effects of positive Company comparable sales growth and favorable FX impact.

CRM % increased primarily as a result of the leveraging effect of positive Company comparable sales growth on our fixed labor and occupancy and other operating costs, partially offset by lower food margins driven by higher commodity prices in Germany and the U.K., the sale of the Netherlands entity that occurred in September 2010, wage rate increases in Germany and Spain and the impact of acquisition accounting.

Franchise and Property

Franchise and property revenues increased due to franchise fees and royalties derived from franchise NRG, franchise comparable sales growth and favorable FX impact. These factors were partially offset by decreased rental income from a reduction in the number of properties leased or subleased to franchisees.

Franchise and property expenses increased due to franchise agreement amortization of $8.3 million and unfavorable FX impact. These factors were partially offset by a decrease in bad debt expense and decreased rent expense from a reduction in the number of properties leased or subleased to franchisees.

Segment income and segment margin

Segment income and margin increased due to a decrease in Management G&A, an increase in net franchise and property income and an increase in CRM %.

Transition Period compared to the Six Months Ended December 31, 2009

Company restaurants

Company restaurant revenues decreased due to the net refranchising of Company restaurants in Germany and the Netherlands, the effects of negative Company comparable sales growth and unfavorable FX impact.

CRM % remained relatively flat as the impact of sales deleverage on our fixed labor and occupancy and other operating costs due to negative Company comparable sales growth and the impact of acquisition accounting was offset by improved labor efficiencies in the U.K. and a decrease in start up expenses.

Franchise and Property

Franchise and property revenues increased due to franchise fees and royalties derived from franchise NRG, the net refranchising of Company restaurants and a higher effective royalty rate driven by refranchisings in Germany and the Netherlands. These factors were partially offset by the impact of negative franchise comparable sales growth on royalties and contingent rents, unfavorable FX impact and decreased rent income from a reduction in the number of properties leased to franchisees.

Franchise and property expenses increased due to an increase in bad debt expense and franchise agreement amortization of $1.7 million. These factors were partially offset by favorable FX impact and decreased rent expense from a reduction in the number of properties leased to franchisees.

Segment income and segment margin

Segment income and margin increased primarily due to a decrease in Management G&A and an increase in net franchise and property income.

Fiscal 2010 compared to Fiscal 2009

Company restaurants

Company restaurant revenues decreased due to the impact of negative Company comparable sales growth primarily, driven by negative Company comparable sales growth in Germany, and the net refranchising of Company restaurants. These factors were partially offset by Company comparable sales growth in Spain and the U.K. and favorable FX impact.

CRM % decreased primarily due to the unfavorable impact of sales deleverage on our fixed labor and occupancy costs as a result of negative Company comparable sales growth and an increase in repair and maintenance costs, primarily in Germany in connection with our refranchising initiative.

Franchise and Property

Franchise and property revenues increased due to franchise comparable sales growth, driven by Turkey, Spain, and Italy, franchise NRG and favorable FX impact. These factors were partially offset by a decrease in initial franchise fees due to lower franchise NRG compared to the prior year and the net effect of changes to our property portfolio. Franchise and property expenses decreased due to the net effect of changes to our property portfolio.

Segment income and segment margin

Segment income and margin increased due to a net increase in franchise and property income and decrease in Management G&A expenses partially offset by a decrease in CRM.

LAC

Tabular amounts in millions of dollars unless noted otherwise.

	Successor	Combined	Predecessor	Variance
	2011	Transition Period	Fiscal 2010	2011 Compared to 2010	Transition Period Compared to Six Months Ended December 31, 2009	Fiscal 2010 Compared to Fiscal 2009
				Favorable/(Unfavorable)
Company:
Company restaurant revenues	$66.2	$31.4	$60.6	$4.6	$1.0	$0.5
CRM	12.5	4.9	11.8	2.0	(1.2)	—
CRM %	18.9%	15.6%	19.5%	1.8%	(4.5)%	(0.1)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	38.2%	39.0%	39.0%	0.7%	0.7%	(0.6)%
Payroll and benefits	12.0%	12.0%	12.2%	(0.1)%	0.6%	0.1%
Depreciation and amortization	9.7%	10.1%	7.7%	(0.4)%	(3.4)%	1.1%
Other occupancy and operating	21.2%	23.3%	21.6%	1.6%	(2.4)%	(0.7)%
Franchise:
Franchise and property revenues	$61.9	$27.4	$48.4	$9.6	$3.9	$1.5
Franchise and franchise property expenses	(1.1)	1.3	0.2	2.4	(1.2)	—
Segment income	63.9	21.8	43.4	20.1	0.7	—
Segment margin	49.9%	37.1%	39.8%	11.4%	(2.1)%	(0.7)%

FX Impact

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
	Favorable/(Unfavorable)
Segment revenues	$1.1	$1.3	$(1.6)	$(9.4)
Segment CRM	0.2	$0.2	(0.3)	(2.0)
Segment income	—	—	—	(0.9)

Key Business Metrics

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
Systemwide sales growth	13.5%	18.6%	4.8%	8.5%
Comparable sales growth
Company	4.3%	(3.1)%	(4.1)%	(3.2)%
Franchise	8.1%	6.8%	(1.1)%	2.3%
System	7.9%	6.2%	(1.3)%	1.9%
NRG
Company	1	2	5	8
Franchise	81	33	55	68
System	82	35	60	76
Net Refranchisings (trailing twelve months)	—	—	—	—
Restaurant counts at period end
Company	97	96	97	92
Franchise	1,125	1,044	1,041	986
System	1,222	1,140	1,138	1,078

2011 compared to 2010

Company restaurants

Company restaurant revenues increased primarily due to positive Company comparable sales growth and slightly favorable FX impact.

CRM % increased primarily as a result of the leveraging effect of positive comparable sales growth on our fixed labor and occupancy and other operating costs, favorability in food margins primarily driven by a new supplier contract and benefits realized from an adjustment to a previous estimate of occupancy and other operating costs. These factors were partially offset by a shift in product mix driven by promotions of lower margin menu items, the impact of acquisition accounting and higher labor costs associated with food delivery and kiosks.

Franchise and Property

Franchise and property revenues increased due to franchise NRG, franchise comparable sales growth, the recognition of cumulative royalties previously deferred and an increase in initial franchise fees driven by an increase in franchise NRG. Franchise and property expenses decreased due to the recovery of previously reserved receivables. FX impact was not significant.

Segment income and segment margin

Segment income and margin increased due to an increase in CRM and CRM %, an increase in net franchise and property income and a decrease in Management G&A.

Transition Period compared to the Six Months Ended December 31, 2009

Company restaurants

Company restaurant revenues increased due to favorable FX impact, partially offset by the effects of negative Company comparable sales growth.

CRM % decreased primarily due to the impact of sales deleverage on our fixed labor and occupancy and other operating costs as a result of negative Company comparable sales growth and higher utility costs, partially offset by changes in product mix and improved labor efficiencies.

Franchise and Property

Franchise and property revenues increased due to franchise NRG, franchise comparable sales growth, an increase in initial franchise fees primarily in Brazil and favorable FX impact. Franchise and property expenses increased primarily as a result of an increase in bad debt expense.

Segment income and segment margin

Segment income increased primarily due to an increase in franchise and property income partially offset by a decrease in CRM.

Segment margin decreased due to a decrease in CRM % partially offset by the factors previously discussed.

Fiscal 2010 compared to Fiscal 2009

Company restaurants

Company restaurant revenues increased due to Company NRG, partially offset by negative Company comparable sales growth and unfavorable FX impact.

CRM remained relatively unchanged.

Franchise and Property

Franchise and property revenues increased due to favorable FX impact and franchise NRG, partially offset by negative franchise comparable sales growth. Franchise and property expenses were flat.

Segment income and segment margin

Segment income and margin remained relatively unchanged.

APAC

Tabular amounts in millions of dollars unless noted otherwise.

	Successor	Combined	Predecessor	Variance
	2011	Transition Period	Fiscal 2010	2011 Compared to 2010	Transition Period Compared to Six Months Ended December 31, 2009	Fiscal 2010 Compared to Fiscal 2009
				Favorable/(Unfavorable)
Company:
Company restaurant revenues	$69.8	$33.8	$27.9	$14.1	$27.8	$20.3
CRM	1.1	0.4	(3.1)	1.2	2.9	0.1
CRM %	1.6%	1.2%	(11.1)%	1.8%	42.9%	31.0%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	33.6%	34.9%	38.5%	1.9%	11.7%	9.8%
Payroll and benefits	18.5%	16.3%	19.1%	(1.4)%	5.5%	1.2%
Depreciation and amortization	7.2%	8.5%	9.5%	0.5%	12.1%	12.4%
Other occupancy and operating	39.1%	39.1%	44.0%	0.8%	13.6%	7.6%
Franchise:
Franchise and property revenues	$43.1	$19.4	$34.7	$6.3	$2.1	$5.5
Franchise and franchise property expenses	2.4	0.6	—	(1.8)	(0.6)	0.2
Segment income	26.7	12.0	18.3	5.2	3.2	5.8
Segment margin	23.6%	22.6%	29.2%	0.4%	(15.2)%	(4.7)%

FX Impact

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
	Favorable/(Unfavorable)
Segment revenues	$4.7	$1.6	$1.0	$0.4
Segment CRM	0.1	—	—	(0.1)
Segment income	(0.6)	(0.2)	(0.2)	(0.3)

Key Business Metrics

	Successor	Combined	Predecessor
	2011	Transition Period	Fiscal 2010	Fiscal 2009
Systemwide sales growth	13.2%	22.6%	40.4%	(4.9)%
Comparable sales growth
Company	7.1%	4.8%	3.0%	10.5%
Franchise	(0.7)%	1.2%	3.6%	6.7%
System	(0.4)%	1.3%	3.6%	6.7%
NRG
Company	6	4	11	7
Franchise	69	65	63	54
System	75	69	74	61
Net Refranchisings (trailing twelve months)	—	(35)	(35)	—
Restaurant counts at period end
Company	67	61	62	16
Franchise	841	772	745	717
System	908	833	807	733

2011 compared to 2010

Company restaurants

Company restaurant revenues increased due to the acquisition of 35 restaurants in Singapore during Fiscal 2010, Company NRG, the effects of Company comparable sales growth and favorable FX impact.

CRM % increased primarily as a result of the leveraging effect of comparable sales growth on our fixed occupancy and other operating costs and improved food margins resulting from the acquisition of 35 restaurants in Singapore during Fiscal 2010, where food costs are lower than those in other Company restaurant markets in the segment. These factors were partially offset by statutory wage rate increases in Singapore.

Franchise and Property

Franchise and property revenues increased due to royalties derived from franchise NRG, partially offset by negative franchise comparable sales growth and unfavorable FX impact. Franchise and property expenses increased due to the impact of acquisition accounting, including a $2.3 million increase in franchise agreement amortization to $2.5 million.

Segment income and segment margin

Segment income and margin increased due to an increase in CRM and CRM%, franchise and property income and a decrease in Management G&A.

Transition Period compared to the Six Months Ended December 31, 2009

Company restaurants

Company restaurant revenues increased due to the acquisition of franchise restaurants in Singapore in March 2010, the effects of Company comparable sales growth, Company NRG and favorable FX impact.

CRM % increased due to an increase in the number of restaurants primarily due to the acquisition of 35 restaurants in Singapore during March 2010, improved labor efficiencies and the leveraging effect of comparable sales growth on our fixed labor and occupancy and other operating costs.

Franchise and Property

Franchise and property revenues increased due to royalties derived from franchise NRG and franchise comparable sales growth. Franchise and property expenses increased due to the impact of acquisition accounting, including a $0.5 million increase in franchise agreement amortization to $0.7 million. FX impact was not significant.

Segment income and segment margin

Segment income increased primarily due to an increase in CRM and net franchise and property income, partially offset by an increase in Management G&A, while segment margin decreased primarily due to an increase in Management G&A as a result of increases in salary and fringe benefits from increased headcount.

Fiscal 2010 compared to Fiscal 2009

Company restaurants

Company restaurant revenues increased due to Company NRG, the acquisition of franchise restaurants in Singapore in March 2010, Company comparable sales growth and favorable FX impact.

CRM % improved primarily due to the favorable impact of sales leverage on our fixed labor and occupancy costs as a result of an increase in Company restaurant revenues and Company comparable sales growth.

Franchise and Property

Franchise and property revenues increased due to franchise comparable sales growth and royalties derived from franchise NRG.

Franchise and property expenses increased as a result of the amortization of reacquired franchise rights related to the 35 refranchised restaurants in Singapore discussed above.

Segment income and segment margin

Segment income primarily increased due to an increase in net franchise and property income partially offset by an increase in selling expenses.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $458.8 million and working capital of $251.2 million. In addition, at December 31, 2011, we had borrowing capacity of $135.5 million under our Revolving Credit Facility. Cash provided by operations was $406.2 million in 2011 compared to cash provided by operations of $183.1 million in 2010.

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

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our Credit Agreement, amounts outstanding under our Senior Notes and obligations under capital leases. The following information summarizes the principal terms and near term debt service requirements under our Credit Agreement and the indenture governing our Senior Notes (the “Senior Notes Indenture”). For further information about our long-term debt, see Note 8 to the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data”.

Credit Agreement

In connection with the Transactions, BKC entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “Credit Agreement”). The Credit Agreement provides for (i) two tranches of term loans in an aggregate principal amount of $1,600.0 million and €200.0 million, respectively, each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility is October 19, 2016 and the maturity date for the Revolving Credit Facility is October 19, 2015.

As of December 31, 2011, we had no amounts outstanding under the Revolving Credit Facility although we utilized approximately $14.5 million of the available commitment as of December 31, 2011 to support letters of credit, leaving $135.5 million of borrowing capacity available. We may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period.

Based on the amounts outstanding under the Term Loan Facility, as of December 31, 2011, required debt service for the next twelve months will be approximately $81.7 million in interest and $18.6 million in principal payments. Additionally, following the end of each fiscal year, we are required to prepay the Term Loans in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of any voluntary prepayments of the Term Loans during such fiscal year.

We may prepay the term loans in whole or in part at any time. A 1% premium applies if the prepayment is made in connection with an interest rate re-pricing event. During 2011, we made voluntary prepayments of $60.5 million of our Term Loans and, as a result, were not required to make a mandatory prepayment based on Excess Cash Flow as described above. We may make additional voluntary prepayments of our Term Loans in the future subject to our liquidity requirements.

Under the Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either a base rate or a Eurocurrency rate, as more fully described in Note 8 to our audited Consolidated Financial Statements. We entered into deferred premium interest rate cap agreements, which effectively cap the annual interest expense applicable to our borrowings under the Credit Agreement to a maximum of 4.75% for U.S. Dollar denominated borrowings and 5.0% for our Euro-denominated borrowings.

Senior Notes

We currently have outstanding $797.5 million aggregate principal amount of 9.875% senior notes due 2018 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year. The Senior Notes mature on October 15, 2018.

During 2011, we repurchased and retired Senior Notes with an aggregate face value of $2.5 million for a purchase price of $2.7 million, including accrued interest. We may periodically repurchase additional Senior Notes in open market purchases or privately negotiated transactions, subject to our future liquidity requirements, contractual restrictions under our Credit Agreement and other factors.

Based on the amount outstanding at December 31, 2011, required debt service for the next 12 months on the Senior Notes is $78.8 million in interest payments. No principal payments are due until maturity.

Restrictions and Covenants

The Credit Agreement and Senior Notes Indenture contain certain restrictions and covenants that BKC must meet during the term of the Credit Agreement and Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Credit Agreement and Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates and guarantees of indebtedness by subsidiaries.

BKC’s capital expenditures are limited to between $160 million and $220 million, with the annual limitation based on our Rent-Adjusted Leverage Ratio of our most recently ended fiscal year. Up to 50% of the unused amount for the prior fiscal year (less the amount carried forward into the prior fiscal year) is allowed to be carried forward into the next fiscal year. Capital expenditures for 2011 totaled $82.1 million thus $38.9 million is allowed to be carried forward into 2012.

BKC is also required to comply with customary financial ratios, including a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined in the Credit Agreement) and a maximum Total Leverage Ratio (the ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Credit Agreement).

As of December 31, 2011, we were in compliance with all financial ratios and other covenants of the Credit Agreement and Senior Notes Indenture and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

Loss on Early Extinguishment of Debt

In connection with the February 2011 amendment to the Credit Agreement, we recorded a $19.6 million loss on early extinguishment of debt. We recorded an additional $1.8 million loss on early extinguishment of debt in 2011 in connection with the Term Loan prepayments and Senior Note repurchases described above. Our loss on early extinguishment of debt consists primarily of write-offs of deferred financing costs and original issue discount.

Interest Rate Cap Agreements

At December 31, 2011, we had deferred premium interest rate cap agreements, which are denominated in U.S. dollars (notional amount of $1,526.9 million) and Euros (notional amount of €193.6 million) (the “Cap Agreements”) to effectively cap the annual interest expense applicable to our borrowings under the Credit Agreement at a maximum of 4.75% for U.S. Dollar denominated borrowings and 5.0% for our Euro-denominated borrowings. At December 31, 2011, the deferred premium associated with the Cap Agreements was $35.8 million for the U.S. Dollar denominated exposure and €5.6 million for the Euro denominated exposure.

Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above the strike price, we will receive the net difference between the rate and the strike price. In addition, on quarterly settlement dates, we remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR/EURIBOR resets above or below the strike price.

The Cap Agreements are designated as cash flow hedges. To the extent these hedges are effective in offsetting the variability of the variable interest payments, changes in the derivatives’ fair value are not included in current earnings, but are included in the accumulated other comprehensive income (AOCI) in the accompanying consolidated balance sheets. At each cap maturity date, the portion of the fair value attributable to the matured cap will be reclassified from AOCI into earnings as a component of interest expense.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $406.2 million in 2011 compared to cash provided by operating activities of $183.1 million in 2010. The increase in cash provided by operating activities resulted primarily from a $75.9 million federal tax refund, a $107.2 million reduction in Management G&A, a $95.2 million decrease in Transaction costs and global restructuring and related professional fees and a $35.9 million decrease in tax payments. These factors were partially offset by a $117.5 million increase in interest payments and $10.6 million of field optimization project costs.

Cash used for operating activities was $5.2 million during the Transition Period, compared to $122.1 million provided during the same period in the prior year. The decrease in cash provided by operating activities during the Transition Period resulted primarily from cash payments related to the Transaction costs discussed above and changes in working capital of $12.0 million.

Cash provided by operating activities was $310.4 million in fiscal 2010, compared to $310.8 million in fiscal 2009.

Investing Activities

Cash used for investing activities was $41.4 million in 2011 compared to $3,430.7 million in 2010 driven primarily by cash used for the Acquisition in 2010 and a $51.0 million decrease in capital expenditures.

Cash used in investing activities increased to $3,349.4 million during the Transition Period, compared to $53.6 million during the same period in the prior year, primarily as a result of $3,325.4 million paid for the acquisition of BKH, partially offset by a $17.2 million decrease in capital expenditures and $10.0 million increase in cash generated from refranchisings and dispositions of assets.

Cash used in investing activities decreased to $134.9 million in fiscal 2010 compared to $242.0 million in fiscal 2009, primarily as a result of a $53.7 million decrease in capital expenditures and a $53.9 million decrease in cash used for the acquisition of franchise restaurants.

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

	Sucessor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
	(In millions)
New restaurants	$6.8	$6.7	$1.8	$41.1	$65.4
Existing restaurants	65.7	16.7	11.1	91.7	110.1
Other, including corporate	9.6	5.0	5.3	17.5	28.5

Total	$82.1	$28.4	$18.2	$150.3	$204.0

We expect cash capital expenditures of approximately $75.0 million to $85.0 million in 2012 to fund new restaurant development, maintenance capital requirements, operational initiatives in our restaurants and other corporate expenditures. Our actual capital expenditures may be affected by economic and other factors. We expect to fund capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility.

Financing Activities

Cash used by financing activities was $108.2 million in 2011, compared to $3,321.9 million during 2010, primarily as a result of the capital contribution and borrowings associated with the Transactions in 2010 as further discussed below.

Cash provided by financing activities increased to $3,366.9 million during the Transition Period, compared to cash usage of $51.9 million during the same period in the prior year. The increase in cash provided by financing activities was primarily a result of a capital contribution of $1,563.5 million associated with the Transactions and the issuance of the Senior Notes and borrowings under the Term Loan Facility to fund the Transactions. These increases in cash were partially offset by a $731.8 million principal repayment of Term Loans A and B under our prior credit facility as a result of the Transactions.

Cash used in financing activities decreased to $96.9 million in fiscal 2010, compared to $105.5 million in fiscal 2009, primarily as a result of a $17.6 million decrease in cash used for repurchases of common stock, partially offset by a $10.3 million increase in net repayments of long-term debt and capital leases, net of borrowings under our prior revolving credit facility.

Discount Notes

On April 8, 2011, Burger King Worldwide Holdings, Inc. (referred to as “Parent”), owned 99% by 3G, transferred all of its equity interests in BKH to Burger King Capital Holdings, LLC, a Delaware limited liability company (referred to as “BKCH”), in exchange for membership interests in BKCH. As a result, BKCH became a wholly-owned subsidiary of Parent and BKH became a wholly-owned subsidiary of BKCH.

On April 19, 2011, BKCH and Burger King Capital Finance, Inc., a Delaware corporation and another direct subsidiary of BKCH (“BK Finance” and, together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. On October 19, 2011, the Board of Managers of BKCH approved a distribution to Parent and the Board of Directors of Parent approved a return of capital distribution to the shareholders of Parent, including 3G, in the amount of $393.4 million, which was paid on December 16, 2011.

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

Neither BKH nor BKC is a guarantor of the Discount Notes. Therefore, the Discount Notes are not reflected in our Consolidated Financial Statements. The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service or repurchase the Discount Notes is expected to be funded through dividends from BKH, which derives its cash flows entirely through the operations of BKC. The payment of such dividends may be limited under terms of our Credit Agreement and Senior Notes Indenture. During 2011, BKH made a dividend to BKCH, which used the proceeds to repurchase Discount Notes with an aggregate face value of $13.0 million and aggregate carrying value of $8.1 million, net of unamortized original issue discount. We may make additional distributions or pay dividends to BKCH in the future subject to our future liquidity requirements, contractual restrictions under the Credit Agreement and Senior Notes Indenture and other factors.

Contractual Obligations and Commitments

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Capital lease obligations	$157.6	$17.5	$34.6	$30.2	$75.3
Operating lease obligations(1)	1,246.0	146.8	262.4	223.6	613.2
Unrecognized tax benefits(2)	24.9	—	—	—	—
Term debt, including current portion, interest and interest rate cap premiums(3)	2,225.2	109.5	216.0	1,899.7	—
Senior Notes, including interest	1,348.8	78.8	157.5	157.5	955.0
Severance and severance-related costs	25.7	25.4	0.3
Purchase commitments(4)	167.4	141.9	25.5	—	—
Capex commitments	18.0	18.0	—	—	—

Total	$5,213.6	$537.9	$696.3	$2,311.0	$1,643.5

(1)	Operating lease obligations have not been reduced by minimum sublease rentals of $318.0 million due in the future under noncancelable subleases.

(2)	We have provided only a total in the table above since the timing of the unrecognized tax benefit payments is unknown.

(3)	We have estimated our interest payments through the maturity of our Credit Facilities and the Senior Notes based on (i) current LIBOR rates, (ii) the terms of our interest rate caps (iii) the fixed interest rate on the Senior Notes and (iv) the amortization schedules in our Credit Agreement and the Senior Notes Indenture.

(4)	Includes open purchase orders, as well as commitments to purchase advertising and other marketing services from third parties in advance on behalf of the Burger King system and obligations related to information technology and service agreements.

Other Commercial Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of December 31, 2011, we estimate it will take approximately 14 years for these purchase commitments to be completed.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of December 31, 2011, the deferred income associated with this contract totaled $4.5 million. Revenue recognized in connection with this arrangement was not material in 2011.

In the event of early termination of any of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of December 31, 2011, there were $24.2 million of loans outstanding to franchisees that we had guaranteed under two such programs, with additional franchisee borrowing capacity of approximately $245 million remaining. Our maximum guarantee liability under these two programs is limited to an aggregate of $24.5 million, assuming full utilization of all borrowing capacity. As of December 31, 2011, the liability we recorded to reflect the fair value of these guarantee obligations was not material. No events of default have occurred and no payments have been made by us in connection with these guarantees through December 31, 2011.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation did not have a material impact on our operations in 2011, the Transition Period, Fiscal 2010 or Fiscal 2009. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

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

We consider our critical accounting policies and estimates to be as follows based on the high degree of judgment or complexity in their application:

Acquisition Accounting, Goodwill and Intangible Assets Not Subject to Amortization

The Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. Acquisition accounting involves the allocation of purchase price to the estimated fair values of the assets acquired and liabilities assumed and requires judgments to be made that could materially affect our financial position and results of operations. Significant assumptions and estimates made in connection with estimating the fair value of assets acquired and liabilities assumed include cash flows expected to be derived from the use and eventual disposition of the asset, the timing of such cash flows, the remaining useful life of the assets and applicable discount rates. These estimates and assumptions are generally Level 3 inputs because they are not observable. In the event actual results vary from any of the estimates or assumptions used in the valuation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in connection with the Acquisition. Our indefinite-lived intangible asset consists of the Burger King brand (the “Brand”). We test goodwill and the Brand for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist.

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

When testing goodwill and the Brand for impairment, we make critical estimates and assumptions similar to those made in connection with acquisition accounting. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge.

During 2011, we changed our annual goodwill impairment testing date from April 1 to October 1 of each year. This change was made to better align impairment testing procedures with the Company’s new fiscal year, related year-end financial reporting and the annual business planning and budgeting process, which are performed during the fourth quarter of each year. As a result, the goodwill and Brand impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. We completed our goodwill and Brand impairment tests as of October 1, 2011 and no impairment resulted.

See Note 2 to our audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about goodwill and intangible assets not subject to amortization.

Long-lived Assets

Long-lived assets (including intangible assets subject to amortization) are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

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

See Note 10 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for income taxes.

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

See Note 18 of the accompanying audited Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about accounting for our insurance reserves.

New Financial Accounting Standards Board (FASB) Accounting Standards Updates Issued But Not Yet Adopted

In May 2011, the FASB issued an accounting standards update to amend the accounting standard on fair value measurements. The amendment includes clarifications of the Board’s intent about the application of existing fair value measurement requirements and expands fair value measurement disclosure requirements. The amendments in this accounting standards update are effective for fiscal years, and interim periods, beginning after December 15, 2011, which for us will be January 1, 2012. We have not yet determined the impact, if any, the adoption of the amendments in this accounting standards update will have on our financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. All non-owner changes in stockholders’ equity will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this accounting standards update are effective for fiscal years, and interim periods, beginning after December 15, 2012, which for us will be January 1, 2013. The amendments in this accounting standards update will affect the presentation of comprehensive income and are not expected to have a significant effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standards update to amend the accounting standard on goodwill impairment testing. The amendments in this accounting standards update provide an option to qualitatively assess the likelihood of goodwill impairment before calculating the fair value of reporting units to reduce the complexity of annual goodwill impairment testing. The amendments in this accounting standards update are effective for fiscal years, and interim periods, beginning after December 15, 2011, which for us will be January 1, 2012. Early adoption is permitted. We do not expect the adoption of the amendments in this accounting standards update will have a material impact on our financial position, results of operations or cash flows since they are intended to reduce complexity in the impairment testing process.

In December 2011, the FASB issued an accounting standards update that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this accounting standard update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and includes disclosures to be applied retrospectively for all comparative periods presented. We have not yet determined the impact, if any, that the adoption of this accounting standard update will have on our financial position, results of operations or cash flows.

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

The portion of the Term Loan Facility denominated in Euros will serve as a natural hedge against net assets denominated in Euros. Additionally, from time to time, we have entered into foreign currency forward contracts intended to economically hedge our income statement exposure to fluctuations in exchange rates associated with our intercompany loans denominated in foreign currencies and certain foreign currency-denominated assets.

We are exposed to losses in the event of nonperformance by counterparties on these forward contracts. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

During 2011, income from operations would have decreased or increased $18.9 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volumes. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.

Interest Rate Risk

We are exposed to changes in interest rates related to our term loans and revolving credit facility, which bear interest at LIBOR/EURIBOR plus a spread, subject to a LIBOR/EURIBOR floor. Generally, interest rate changes could impact the amount of our interest paid and, therefore, our future earnings and cash flows, assuming other factors are held constant. To mitigate the impact of changes in LIBOR/EURIBOR, we entered into two deferred premium interest rate caps. At December 31, 2011, we had deferred premium interest rate cap agreements, which are denominated in U.S. dollars (notional amount of $1,526.9 million) and Euros (notional amount of €193.6 million) (the “Cap Agreements”) to effectively cap the annual interest expense applicable to our borrowings under the Credit Agreement at a maximum of 4.75% for U.S. Dollar denominated borrowings and 5.0% for our Euro-denominated borrowings. At December 31, 2011, the deferred premium associated with the Cap Agreements was $35.8 million for the U.S. Dollar denominated exposure and €5.6 million for the Euro denominated exposure.

Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above the strike price, we will receive the net difference between the rate and the strike price. In addition, on quarterly settlement dates, we remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR/EURIBOR resets above or below the strike price.

As a result of the Cap Agreements and LIBOR/EURIBOR floor in our Credit Agreement, at December 31, 2010, we effectively converted our variable rate debt into fixed rate debt and would not be impacted by a change in interest rates. As a result of the modification completed in February 2011, we are exposed to interest rate variability to the extent LIBOR moves between 1.5% and 1.75%. We are also exposed to losses in the event of nonperformance by the counterparty to these Cap Agreements. We attempt to minimize this risk by selecting a counterparty with investment grade credit ratings and regularly monitoring our market position with the counterparty.

Commodity Price Risk

We purchase certain products, including beef, chicken, cheese, french fries, tomatoes and other commodities which are subject to price volatility that is caused by weather, market conditions and other factors that are not considered predictable or within our control. Additionally, our ability to recover increased costs is typically limited by the competitive environment in which we operate. We occasionally take forward pricing positions through our suppliers to manage commodity prices. As a result, we purchase beef and other commodities at market prices, which fluctuate on a daily basis and may differ between different geographic regions, where local regulations may affect the volatility of commodity prices.

The estimated change in Company restaurant food, paper and product costs from a hypothetical 10% change in average prices of our commodities would have been approximately $51.1 million for 2011. The hypothetical change in food, paper and product costs could be positively or negatively affected by changes in prices or product sales mix.

Item 8.	Financial Statements and Supplementary Data

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management’s estimates and assumptions. Other financial information presented in the annual report is derived from the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Burger King Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Burger King Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010 (Successor Entity) and June 30, 2010 (Predecessor Entity), and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2011 (Successor Entity), the period from October 19, 2010 to December 31, 2010 (Successor Entity), the period from July 1, 2010 to October 18, 2010 (Predecessor Entity) and for each of the years in the two-year period ended June 30, 2010 (Predecessor Entity). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burger King Holdings, Inc and subsidiaries as of December 31, 2011 and 2010 (Successor Entity) and June 30, 2010 (Predecessor Entity), and the results of their operations and their cash flows for the year ended December 31, 2011 (Successor Entity), the period from October 19, 2010 to December 31, 2010 (Successor Entity), the period from July 1, 2010 to October 18, 2010 (Predecessor Entity) and for each of the years in the two-year period ended June 30, 2010 (Predecessor Entity), in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Miami, Florida

March 14, 2012

Certified Public Accountants

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor		Predecessor
	As of December 31,		As of June 30, 2010
	2011	2010
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$458.8	$207.0	$187.6
Trade and notes receivable, net	152.8	153.5	142.9
Prepaids and other current assets, net	68.0	172.5	88.4
Deferred income taxes, net	43.1	23.2	15.1

Total current assets	722.7	556.2	434.0
Property and equipment, net	1,026.5	1,110.7	1,014.1
Intangible assets, net	2,823.3	2,893.9	1,025.4
Goodwill	657.7	666.5	31.0
Net investment in property leased to franchisees	242.2	255.5	138.5
Other assets, net	111.1	200.3	104.2

Total assets	$5,583.5	$5,683.1	$2,747.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$98.4	$90.5	$106.9
Accrued advertising	97.4	82.5	71.9
Other accrued liabilities	242.2	247.5	200.9
Current portion of long term debt and capital leases	33.5	36.2	93.3

Total current liabilities	471.5	456.7	473.0
Term debt, net of current portion	2,585.9	2,652.0	667.7
Capital leases, net of current portion	95.4	103.9	65.3
Other liabilities, net	366.2	401.9	344.6
Deferred income taxes, net	615.3	624.5	68.2

Total liabilities	4,134.3	4,239.0	1,618.8

Commitments and Contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized at December 31, 2011 and 2010 and 300,000,000 shares authorized at June 30, 2010; 100,000 shares issued and outstanding at December 31, 2011 and 2010 and 135,814,644 shares issued and outstanding at June 30, 2010	—	—	1.4
Additional paid-in capital	1,557.1	1,563.5	647.2
Retained earnings (accumulated deficit)	5.4	(101.6)	608.0
Accumulated other comprehensive loss	(113.3)	(17.8)	(66.9)
Treasury stock, at cost; 0 shares at December 31, 2011 and 2010 and 2,972,738 shares at June 30, 2010	—	—	(61.3)

Total stockholders’ equity	1,449.2	1,444.1	1,128.4

Total liabilities and stockholders’ equity	$5,583.5	$5,683.1	$2,747.2

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
	(In millions)
Revenues:
Company restaurant revenues	$1,638.7	$331.7	$514.5	$1,839.3	$1,880.5
Franchise and property revenues	697.0	135.1	203.2	662.9	656.9

Total revenues	2,335.7	466.8	717.7	2,502.2	2,537.4
Company restaurant expenses:
Food, paper and product costs	524.7	102.8	162.6	585.0	603.7
Payroll and employee benefits	481.2	98.3	154.2	568.7	582.2
Occupancy and other operating costs	441.5	91.7	127.7	461.1	457.8

Total Company restaurant expenses	1,447.4	292.8	444.5	1,614.8	1,643.7
Franchise and property expenses	97.1	21.3	22.2	65.4	64.3
Selling, general and administrative expenses	416.9	230.0	153.1	489.8	488.1
Other operating (income) expenses, net	11.3	(8.7)	(3.6)	(0.7)	1.9

Total operating costs and expenses	1,972.7	535.4	616.2	2,169.3	2,198.0

Income (loss) from operations	363.0	(68.6)	101.5	332.9	339.4

Interest expense, net	194.8	58.1	14.6	48.6	54.6
Loss on early extinguishment of debt	21.4	—	—	—	—

Income (loss) before income taxes	146.8	(126.7)	86.9	284.3	284.8
Income tax expense (benefit)	39.8	(25.1)	15.8	97.5	84.7

Net income (loss)	$107.0	$(101.6)	$71.1	$186.8	$200.1

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

	Issued Common Stock Shares	Issued Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In millions)
Predecessor
Balances at June 30, 2008	135.0	$1.4	$600.9	$289.8	$(8.4)	$(39.2)	$844.5
Stock option exercises	0.6	—	3.0	—	—	—	3.0
Stock option tax benefits	—	—	3.3	—	—	—	3.3
Stock-based compensation	—	—	16.2	—	—	—	16.2
Treasury stock purchases	(0.8)	—	—	—	—	(20.3)	(20.3)
Dividend paid on common shares ($0.25 per share)	—	—	—	(34.1)	—	—	(34.1)
Comprehensive income:
Net income	—	—	—	200.1	—	—	200.1
Foreign currency translation adjustment	—	—	—	—	(6.0)	—	(6.0)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $10.6 million	—	—	—	—	(16.8)	—	(16.8)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.4 million	—	—	—	—	(0.9)	—	(0.9)
Pension and post-retirement benefit plans, net of tax of $9.2 million	—	—	—	—	(13.8)	—	(13.8)

Total Comprehensive income	—	—	—	—	—	—	162.6
Adjustment to adopt re-measurement provision under SFAS No 158, net of tax of $0.2 million	—	—	—	(0.4)	—	—	(0.4)

Balances at June 30, 2009	134.8	1.4	623.4	455.4	(45.9)	(59.5)	974.8
Stock option exercises	1.1	—	4.2	—	—	—	4.2
Stock option tax benefits	—	—	3.5	—	—	—	3.5
Stock-based compensation	—	—	17.0	—	—	—	17.0
Treasury stock purchases	(0.1)	—	(0.9)	—	—	(1.8)	(2.7)
Dividend paid on common shares ($0.25 per share)	—	—	—	(34.2)	—	—	(34.2)
Comprehensive income:
Net income	—	—	—	186.8	—	—	186.8
Foreign currency translation adjustment	—	—	—	—	(4.4)	—	(4.4)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $2.6 million	—	—	—	—	4.1	—	4.1
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.6 million	—	—	—	—	(1.0)	—	(1.0)
Pension and post-retirement benefit plans, net of tax of $11.3 million	—	—	—	—	(19.7)	—	(19.7)

Total Comprehensive income							165.8

Balances at June 30, 2010	135.8	$1.4	$647.2	$608.0	$(66.9)	$(61.3)	$1,128.4

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — (Continued)

	Issued Common Stock Shares	Issued Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In millions)
Balances at June 30, 2010	135.8	$1.4	$647.2	$608.0	$(66.9)	$(61.3)	$1,128.4
Stock option exercises	0.9	—	4.0	—	—	—	4.0
Stock option tax benefits	—	—	(0.4)	—	—	—	(0.4)
Stock-based compensation	—	—	5.8	—	—	—	5.8
Treasury stock purchases	(0.1)	—	(0.3)	—	—	(2.2)	(2.5)
Dividend paid on common shares ($0.25 per share)	—	—	—	(8.6)	—	—	(8.6)
Comprehensive income:
Net income	—	—	—	71.1	—	—	71.1
Foreign currency translation adjustment	—	—	—	—	13.3	—	13.3
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $1.1 million	—	—	—	—	1.7	—	1.7
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.2 million	—	—	—	—	(0.2)	—	(0.2)
Pension and post-retirement benefit plans, net of tax of $3.1 million	—	—	—	—	5.8	—	5.8

Total Comprehensive income							91.7

Balances at October 18, 2010	136.6	$1.4	$656.3	$670.5	$(46.3)	$(63.5)	$1,218.4

Successor
Balances at October 19, 2010	0.1	$—	$1,563.5	$—	$—	$—	$1,563.5
Comprehensive income (loss):
Net loss	—	—	—	(101.6)	—	—	(101.6)
Foreign currency translation adjustment	—	—	—	—	(48.5)	—	(48.5)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $13.9 million	—	—	—	—	21.9	—	21.9
Pension and post-retirement benefit plans, net of tax of $3.9 million	—	—	—	—	8.8	—	8.8

Total Comprehensive loss	—	—	—	—	—	—	(119.4)

Balances at December 31, 2010	0.1	—	1,563.5	(101.6)	(17.8)	—	1,444.1
Capital contributions	—	—	1.2	—	—	—	1.2
Dividend to Parent	—	—	(7.6)	—	—	—	(7.6)
Comprehensive income (loss):
Net income	—	—	—	107.0	—	—	107.0
Foreign currency translation adjustment	—	—	—		(44.3)	—	(44.3)
Cash flow hedges:
Net change in fair value of derivatives, net of tax of $26.4 million	—	—	—	—	(40.9)	—	(40.9)
Amounts reclassified to earnings during the period from terminated caps, net of tax of $0.4 million					(0.6)		(0.6)
Pension and post-retirement benefit plans, net of tax of $5.8 million	—	—	—	—	(9.7)	—	(9.7)

Total Comprehensive income							5.1

Balances at December 31, 2011	0.1	$—	$1,557.1	$5.4	$(113.3)	$—	$1,449.2

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
	(In millions)
Cash flows from operating activities:
Net income (loss)	$107.0	$(101.6)	$71.1	$186.8	$200.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136.4	27.6	31.2	111.7	98.1
Loss on early extinguishment of debt	21.4	—	—	—	—
Loss (gain) on hedging activities	0.5	—	(0.4)	(1.6)	(1.3)
Amortization of deferred financing cost and debt issuance discount	14.5	2.6	0.6	2.1	1.9
(Gain) loss on remeasurement of foreign denominated transactions	0.4	(3.2)	(41.5)	40.9	50.1
Loss (gain) on refranchisings and dispositions of assets	(1.0)	0.8	(4.6)	(9.5)	(11.0)
Impairment of non-restaurant properties	2.3	0.6	0.1	2.9	—
Bad debt expense, net of recoveries	6.1	2.8	2.1	0.8	0.7
Share-based compensation and non-cash incentive compensation expense	6.4	—	5.8	17.0	16.2
Deferred income taxes	(30.4)	(9.8)	(1.4)	16.9	12.1
Impairment of long-lived assets	—	—	—	—	0.5
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivable	(6.0)	(32.5)	32.0	(15.9)	2.1
Prepaids and other current assets	105.5	(70.6)	(2.2)	(1.4)	(35.4)
Accounts and drafts payable	8.7	(26.5)	9.0	(20.8)	3.3
Accrued advertising	18.3	6.8	1.3	6.4	(7.7)
Other accrued liabilities	18.4	58.1	29.4	(22.3)	(20.8)
Other long-term assets and liabilities	(2.3)	18.4	(11.2)	(3.6)	1.9

Net cash provided by (used for) operating activities	406.2	(126.5)	121.3	310.4	310.8

Cash flows from investing activities:
Payments for property and equipment	(82.1)	(28.4)	(18.2)	(150.3)	(204.0)
Proceeds from refranchisings, disposition of asset and restaurant closures	29.9	5.7	9.6	21.5	26.4
Investments in / advances to unconsolidated entities	(4.5)	—	—	—	—
Payments for acquired franchisee operations, net of cash acquired	—	—	—	(14.0)	(67.9)
Return of investment on direct financing leases	14.6	2.1	2.6	8.2	7.9
Other investing activities	0.7	1.4	1.2	(0.3)	(4.4)
Net payment for purchase of BKH	—	(3,325.4)	—	—	—

Net cash used for investing activities	(41.4)	(3,344.6)	(4.8)	(134.9)	(242.0)

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
	(In millions)
Cash flows from financing activities:
Proceeds from term debt	1,860.0	1,837.1	—	—	—
Proceeds from Senior Notes	—	800.0	—	—	—
Repayments of term debt and capital leases	(1,874.5)	(3.2)	(23.5)	(67.7)	(7.4)
Extinguishment of debt	(63.0)	(731.8)	—	—	—
Borrowings under revolving credit facility	—	—	—	38.5	94.3
Repayments of revolving credit facility	—	—	—	(38.5)	(144.3)
Payment of financing costs	(23.1)	(69.2)	—	—	—
Dividends paid on common stock	—	—	(8.6)	(34.2)	(34.1)
Proceeds from stock option exercises	—	—	4.0	4.2	3.0
Repurchases of common stock	—	—	(2.5)	(2.7)	(20.3)
Excess tax benefits from stock-based compensation	—	—	1.1	3.5	3.3
Dividend to Parent	(7.6)	—	—	—	—
Capital contribution from 3G	—	1,563.5	—	—	—

Net cash provided by (used for) financing activities	(108.2)	3,396.4	(29.5)	(96.9)	(105.5)

Effect of exchange rates on cash and cash equivalents	(4.8)	(4.7)	11.8	(12.7)	(7.6)
Increase (decrease) in cash and cash equivalents	251.8	(79.4)	98.8	65.9	(44.3)
Cash and cash equivalents at beginning of period	207.0	286.4	187.6	121.7	166.0

Cash and cash equivalents at end of period	$458.8	$207.0	$286.4	$187.6	$121.7

Supplemental cashflow disclosures:
Interest paid	$183.0	$28.0	$13.7	$48.7	$56.0
Income taxes paid	$26.2	$4.5	$24.4	$54.3	$112.3
Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$3.2	$—	$—	$3.7	$2.2
Net investment in direct financing leases	$14.6	$1.3	$4.4	$11.0	$12.2
Deferred premium on interest rate caps	$—	$56.1	$—	$—	$—

See accompanying notes to consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.    Description of Business and Organization

Description of Business

Burger King Holdings, Inc. is a Delaware corporation formed on July 23, 2002. We are the parent of Burger King Corporation (also referred to as “BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King brand (also referred to as the “Brand”). We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. For convenience, the terms “Burger King Holdings”, “BKH”, “Company”, and “we” are used to refer collectively to Burger King Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

We generate revenues from two sources: (i) retail sales at company-owned restaurants (also referred to as “Company restaurants”) and (ii) franchise and property revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants, initial and renewal franchise fees paid by franchisees and property income from restaurants that we lease or sublease to franchisees.

Restaurant sales are affected by the timing and effectiveness of our advertising, new products and promotional programs. Our results of operations also fluctuate from quarter to quarter as a result of seasonal trends and other factors, such as the timing of restaurant openings and closings and the acquisition of franchise restaurants, as well as variability of the weather. Restaurant sales are typically higher in the spring and summer months when the weather is warmer than in the fall and winter months. Restaurant sales during the winter are typically highest in December, during the holiday shopping season. Our restaurant sales and Company restaurant margin are typically lowest during the winter months, which include February, the shortest month of the year. The timing of religious holidays may also impact restaurant sales.

The Transactions

On October 19, 2010 (referred to as the “Acquisition Date”), 3G Capital Partners Ltd., an investment firm based in New York City (referred to as “3G Capital”, or “Sponsor”), completed its acquisition of 100% of Burger King Holdings’ equity (referred to as the “Acquisition”) through 3G Special Situations Fund II, LLP (“3G”), an investment vehicle controlled by the Sponsor.

The Acquisition was accounted for as a business combination using the acquisition method of accounting. In addition, accounting rules required us to apply push down accounting as a result of the change in ownership in BKH. As a result, our post-Acquisition financial statements reflect a new basis of accounting.

The Acquisition and related financing transactions (collectively referred to as the “Transactions”) required total cash of approximately $4.3 billion, including transaction costs. The Transactions were financed with $1.56 billion in equity contributed by 3G, proceeds from the issuance of new term loans consisting of a $1.51 billion tranche denominated in U.S. dollars and a €250 million tranche denominated in Euros, the net proceeds from the issuance of $800 million of Senior Notes and $69.4 million of cash on hand. (See Note 8.)

In 2010, fees and expenses related to the Transactions totaled $91.2 million, including (1) $43.2 million consisting principally of investment banking fees and legal fees (which are classified as selling, general and administrative expenses), (2) compensation related expenses of $34.5 million (which are classified as selling, general and administrative expenses) and (3) commitment fees of $13.5 million associated with the bridge loan available at the closing of the Transactions (which are classified as interest expense during the period of October 19, 2010 to December 31, 2010). Debt issuance costs capitalized in connection with the issuance of debt to fund the Transactions totaled $69.2 million and are classified as Other Assets.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The computations of consideration and the final allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed are presented in the tables below (in millions):

Cash paid for shares outstanding(1)	$3,277.3
Settlement of outstanding stock-based compensation	48.1

Total consideration	$3,325.4

October 19, 2010
Current assets	$508.2
Property and equipment	1,118.0
Intangible assets	2,945.8
Net investment in property leased to franchisees	261.6
Other assets, net	58.6
Current liabilities	(454.1)
Term debt	(667.4)
Capital leases	(106.8)
Other liabilities	(402.6)
Deferred income taxes, net	(616.7)

Net assets acquired	$2,644.6

Excess purchase price attributed to goodwill	$680.8

(1)	Represents cash paid, based on a $24.00 per share price, for 136,555,642 outstanding shares.

We assigned $260.3 million of goodwill to our U.S. and Canada segment (also referred to as “U.S. and Canada”), $216.4 million to our Europe, Middle East and Africa segment (also referred to “EMEA”), $137.9 million to our Latin America and Caribbean segment (also referred to as “LAC”) and $66.2 million to our Asia Pacific segment (also referred to as “APAC”). None of the goodwill is expected to be deductible for income tax purposes.

The following information represents the unaudited supplemental pro forma results of the Company’s consolidated operations as if the Transactions occurred on July 1, 2009, after giving effect to certain adjustments, including depreciation and amortization of the assets acquired and liabilities assumed based on their estimated fair values and changes in interest expenses resulting from changes in consolidated debt (in millions):

	Transition Period July 1, 2010 — December 31, 2010	Fiscal Year Ended June 30, 2010
Revenue	$1,185.2	$2,505.8

Net income (loss)	$(41.0)	$128.2

Financial information through but not including the Acquisition Date is referred to as “Predecessor” company information, which has been prepared using our previous basis of accounting. The financial information beginning October 19, 2010 is referred to as “Successor” company information and reflects the financial statement effects of recording fair value adjustments and the capital structure resulting from the Transactions. Unless the context otherwise requires, all references to “Successor” refer to BKH for the periods subsequent to the Acquisition. Our

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor operated under a different ownership and capital structure and the application of acquisition accounting affects the comparability of results of operations for periods before and after the Acquisition. Black lines have been drawn to separate the Successor’s financial information from that of our Predecessor.

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

For comparative purposes, Condensed Consolidated Statements of Operations for the Transition Period and six months ended December 31, 2009 are presented as follows (in millions):

	Successor	Predecessor
	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Six Months Ended December 31, 2009
			(Unaudited)
Revenues:
Company restaurant revenues	$331.7	$514.5	$946.0
Franchise and property revenues	135.1	203.2	336.3

Total revenues	466.8	717.7	1,282.3
Company restaurant expenses	292.8	444.5	819.6
Franchise and property expenses	21.3	22.2	32.4
Selling, general and administrative expenses	230.0	153.1	254.0
Other operating (income) expenses, net	(8.7)	(3.6)	5.1

Total operating costs and expenses	535.4	616.2	1,111.1

Income (loss) from operations	(68.6)	101.5	171.2
Interest expense, net	58.1	14.6	24.7

Income (loss) before income taxes	(126.7)	86.9	146.5
Income tax expense (benefit)	(25.1)	15.8	49.7

Net income (loss)	$(101.6)	$71.1	$96.8

Basis of Presentation and Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in affiliates owned 50% or less are accounted for by the equity method. These investments were not significant as of December 31, 2011.

Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income (loss).

Concentrations of Risk

Our operations include Company and franchise restaurants located in 81 countries and U.S. territories. Of the 12,512 restaurants in operation as of December 31, 2011, 1,295 were Company restaurants and 11,217 were franchise restaurants.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Four distributors currently service approximately 85% of our U.S. system restaurants and the loss of any one of these distributors would likely adversely affect our business. In many of our international markets, a single distributor services all the Burger King restaurants in the market. The loss of any of one of these distributors would likely have an adverse effect on the market impacted, and depending on the market, could have an adverse impact on our financial results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management adjusts such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency, and energy markets and declines in consumer spending may continue to affect the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

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

Foreign Currency Transaction Gains or Losses

Foreign currency transaction gains or losses resulting from the re-measurement of our foreign-denominated assets and liabilities or our subsidiaries are reflected in earnings in the period when the exchange rates change and are included within other operating (income) expenses, net in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less and credit card receivables.

Allowance for Doubtful Accounts

We evaluate the collectibility of our trade accounts receivable from franchisees based on a combination of factors, including the length of time the receivables are past due and the probability of collection from litigation or default proceedings, where applicable. We record a specific allowance for doubtful accounts in an amount required to adjust the carrying values of such balances to the amount that we estimate to be net realizable value. We write off a specific account when (a) we enter into an agreement with a franchisee that releases the franchisee from outstanding obligations, (b) franchise agreements are terminated and the projected costs of collections exceed the benefits expected to be received from pursuing the balance owed through legal action, or (c) franchisees do not have the financial wherewithal or unprotected assets from which collection is reasonably assured.

Notes receivable represent loans made to franchisees arising from refranchisings of Company restaurants, sales of property, and in certain cases when past due trade receivables from franchisees are restructured into an interest-bearing note. Trade receivables restructured to interest-bearing notes are generally already fully reserved,

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and as a result, are transferred to notes receivable at a net carrying value of zero. Notes receivable with a carrying value greater than zero are written down to net realizable value when it is probable that we are unable to collect all amounts due under the contractual terms of the loan agreement.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist primarily of restaurant food items and paper supplies. Inventories are included in prepaids and other current assets in the accompanying consolidated balance sheets.

Property and Equipment, net

Property and equipment, net, that we own are recorded at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets. Leasehold improvements to properties where we are the lessee are amortized over the lesser of the remaining term of the lease or the estimated useful life of the improvement. When we commit to a plan to close a restaurant, we adjust the depreciable lives of the restaurant’s long-lived assets based on the expected date of closure.

Leases

We define lease term as the initial term of the lease, plus any renewals covered by bargain renewal options or that are reasonably assured of exercise because non-renewal would create an economic penalty.

Assets we acquire as lessee under capital leases are stated at the lower of the present value of future minimum lease payments or fair market value at the date of inception of the lease. Capital lease assets are depreciated using the straight-line method over the shorter of the useful life of the asset or the underlying lease term.

We also enter into capital leases as lessor. Capital leases meeting the criteria of direct financing leases are recorded on a net basis, consisting of the gross investment and residual value in the lease less the unearned income. Unearned income is recognized over the lease term yielding a constant periodic rate of return on the net investment in the lease. Direct financing leases are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based on the payment history under the lease.

We record rent expense and income from operating leases that contain rent holidays or scheduled rent increases on a straight-line basis over the lease term. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments at lease inception.

Favorable and unfavorable operating leases are recorded in connection with the acquisition method of accounting. We amortize favorable and unfavorable leases on a straight-line basis over the remaining term of the leases, as determined at the acquisition date. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain in the consolidated statements of operations. Amortization of favorable and unfavorable leases on Company restaurants is included in occupancy and other operating costs in the consolidated statement of operations. Amortization of favorable and unfavorable leases on franchise restaurants lease receipts is included in franchise and property revenues in the consolidated statement of operations. Amortization of favorable and unfavorable leases on franchise restaurants lease commitments is included in franchise and property expenses in the consolidated statement of operations. (See Note 9.)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Intangible Assets Not Subject to Amortization

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed at December 31, 2011 recorded in connection with the Acquisition, which was accounted for as a business combination. Additional goodwill may arise in future periods in connection with the acquisition of franchise restaurants. Our indefinite-lived intangible asset consists of the Brand.

Goodwill and the Brand are not amortized, but are tested for impairment on an annual basis and more often if an event occurs or circumstances change that indicates impairment might exist. During 2011, we changed our annual goodwill impairment testing date from April 1 to October 1 of each year. This change was made to better align impairment testing procedures with the Company’s new fiscal year, related year-end financial reporting and the annual business planning and budgeting process, which are performed during the fourth quarter of each year. As a result, the goodwill impairment testing will reflect the result of input from business and other operating personnel in the development of the budget. If the carrying value of a reporting unit with assigned goodwill exceeds its estimated fair value, we may be required to record an impairment charge to goodwill. We completed our goodwill and Brand impairment tests as of October 1, 2011 and no impairment resulted. The Predecessor’s goodwill and Brand impairment tests were completed as of April 1, 2010 and 2009, in accordance with our previously established annual timeline and no impairment resulted.

When we dispose of a restaurant business within six months of acquisition, the goodwill recorded in connection with the acquisition is written off. Otherwise, goodwill is written off based on the relative fair value of the business sold to the reporting unit when disposals occur more than six months after acquisition. The sale of Company restaurants to franchisees is referred to as a “refranchising.”

The impairment test for the Brand consists of a comparison of the carrying value of the Brand to its fair value on a consolidated basis, with impairment, if any, equal to the amount by which the carrying value exceeds its fair value.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Some of the events or changes in circumstances that would trigger an impairment review include, but are not limited to, a significant under-performance relative to expected and/or historical results (two consecutive years of negative comparable sales or operating cash flows); significant negative industry or economic trends; knowledge of transactions involving the sale of similar property at amounts below the carrying value; or our expectation to dispose of long-lived assets before the end of their estimated useful lives. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we must record an impairment charge equal to the excess, if any, of net carrying value over fair value.

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. Certain long-lived assets and related liabilities are grouped together for impairment testing at the operating market level (based on geographic areas) in the case of the United States, Canada, the U.K. and Germany. The operating market groupings within the U.S. and Canada are predominantly based on major metropolitan areas within the U.S. and Canada. Similarly, operating markets within the other foreign countries with large asset concentrations (the U.K. and Germany) are

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

comprised of geographic regions within those countries (three in the U.K. and two in Germany). These operating market definitions are based upon the following primary factors:

•

management views profitability of the restaurants within the operating markets as a whole, based on cash flows generated by a portfolio of restaurants, rather than by individual restaurants, and area managers receive incentives on this basis; and

•	we do not evaluate individual restaurants to build, acquire or close independent of an analysis of other restaurants in these operating markets.

In countries in which we have a smaller number of restaurants, most operating functions and advertising are performed at the country level, and shared by all restaurants in the country. As a result, we have defined operating markets as the entire country in the case of Spain, Italy, Mexico, Singapore and China.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (loss) is comprised of unrealized gains and losses on foreign currency translation adjustments, unrealized gains and losses on hedging activity, net of tax, and minimum pension liability adjustments, net of tax.

Derivative Financial Instruments

Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) and recognized in the statements of operations when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for, and we have applied hedge accounting treatment.

When applying hedge accounting, our policy is to designate, at a derivative’s inception, the specific assets, liabilities or future commitments being hedged, and to assess the hedge’s effectiveness at inception and on an ongoing basis. We may elect not to designate the derivative as a hedging instrument where the same financial impact is achieved in the financial statements. We do not enter into or hold derivatives for speculative purposes.

Disclosures About Fair Value of Financial Instruments

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustment in certain circumstances. These items primarily include long-lived assets, goodwill and intangible assets for which fair value is determined as part of the related impairment tests and asset retirement obligations initially measured at fair value. At December 31, 2011, there were no significant adjustments to fair value or fair value measurements required for non-financial assets or liabilities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value should be based on assumptions that market participants would use when pricing the asset or liability. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation, as follows:

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

Certain of our derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or us.

The carrying amounts for cash and equivalents, trade accounts and notes receivable and accounts and drafts payable approximate fair value based on the short-term nature of these accounts.

Restricted investments, consisting of investment securities held in a rabbi trust to invest compensation deferred under our Executive Retirement Plan and fund future deferred compensation obligations, are carried at fair value, with net unrealized gains and losses recorded in our consolidated statements of operations. The fair value of these investment securities are determined using quoted market prices in active markets classified as Level 1 within the fair value hierarchy.

Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy.

Revenue Recognition

Revenues include retail sales at Company restaurants and franchise and property revenues. Franchise and property revenues primarily include royalties, initial and renewal franchise fees and rental income from operating lease rentals and earned income on direct financing leases on property leased or subleased to franchisees. Retail sales at Company restaurants are recognized at the point of sale and royalties from franchisees are based on a percentage of retail sales reported by franchisees. We present sales net of sales tax and other sales-related taxes. Royalties are recognized when collectability is reasonably assured. Initial franchise fees are recognized as revenue when the related restaurant begins operations. A franchisee may pay a renewal franchise fee and renew its franchise for an additional term. Renewal franchise fees are recognized as revenue upon receipt of the non-refundable fee and execution of a new franchise agreement. The cost recovery accounting method is used to recognize revenues for franchisees for which collectability is not reasonably assured. Rental income on operating lease rentals and earned income on direct financing leases are recognized when collectability is reasonably assured.

Advertising and Promotional Costs

We expense the production costs of advertising when the advertisements are first aired or displayed. All other advertising and promotional costs are expensed in the period incurred.

Franchise restaurants and Company restaurants contribute to advertising funds that we manage in the United States and certain international markets where Company restaurants operate. Under our franchise agreements, contributions received from franchisees must be spent on advertising, marketing and related activities, and result in no gross profit recognized. Advertising expense, net of franchisee contributions, totaled $78.2 million for 2011, $16.7 million for the period of October 19, 2010 through December 31, 2010, $25.3 million for the period of July 1, 2010 through October 18, 2010, $91.3 million for the fiscal year ended June 30, 2010 and

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$93.3 million for the year ended June 30, 2009, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

To the extent that contributions received exceed advertising and promotional expenditures, the excess contributions are accounted for as a deferred liability and are recorded in accrued advertising in the accompanying consolidated balance sheets.

Franchisees in markets where no Company restaurants operate contribute to advertising funds that are not managed by us. Such contributions and related fund expenditures are not reflected in our results of operations or financial position.

Litigation accruals

From time to time, we are subject to proceedings, lawsuits and other claims related to competitors, customers, employees, franchisees, government agencies and suppliers. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in settlement strategy in dealing with these matters.

Income Taxes

We file a consolidated U.S. Federal income tax return with Burger King Worldwide Holdings, Inc. The income tax provision for the Successor has been calculated as though we file a separate return. The Predecessor filed a consolidated U.S. Federal income tax return.

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

We recognize positions taken or expected to be taken in a tax return, in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than fifty percent likelihood of being realized upon ultimate settlement.

Transaction gains and losses resulting from the remeasurement of foreign deferred tax assets or liabilities are classified as other operating (income) expense, net in the consolidated statements of operations.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock-based Compensation

We recognize share-based compensation cost based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period, which is generally the vesting period of the equity grant. For awards that have a cliff-vesting schedule, stock-based compensation cost is recognized ratably over the requisite service period.

Retirement Plans

Gains or losses and prior service costs or credits related to our pension plans are being recognized as they arise as a component of other comprehensive income (loss) to the extent they have not been recognized as a component of net periodic benefit cost. In the fourth quarter of fiscal 2009, we adopted the measurement date provisions of FASB ASC Topic 715 “Compensation — Retirement Benefits” and recorded a decrease to retained earnings of $0.4 million after tax related to its pension plans and postretirement medical plan.

We sponsor the Burger King Savings Plan (the “Savings Plan”), a defined contribution plan under the provisions of Section 401(k) of the Internal Revenue Code. The Savings Plan is voluntary and is provided to all employees who meet the eligibility requirements. A participant can elect to contribute up to 50% of their compensation, subject to IRS limits, and we match 100% of the first 6% of employee compensation.

We also maintain an Executive Retirement Plan (“ERP”) for all officers and senior management. Prior to December 31, 2010, officers and senior management could elect to defer up to 75% of base pay once 401(k) limits are reached and up to 100% of incentive pay on a before-tax basis under the ERP. BKC provided a dollar-for-dollar match up to the first 6% of base pay. In the quarter ended December 31, 2010, we elected to cease further participation deferrals and contributions to the ERP.

We have a rabbi trust to invest compensation deferred under the ERP and fund future deferred compensation obligations. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes and are classified as restricted investments within other assets, net in our consolidated balance sheets. The rabbi trust is required to be consolidated into our consolidated financial statements. Participants receive returns on amounts they deferred under the deferred compensation plan based on investment elections they make.

In the quarter ended September 30, 2009, we elected to cease future participant deferrals and our contributions into the rabbi trust; however, participant deferrals and our contributions have been credited with a hypothetical rate of return based on the investment options and allocations in various mutual funds selected by each participant (the “unfunded portion of the ERP liability”). The deferred compensation expense related to the unfunded portion of the ERP liability is included as a component of selling, general and administrative expenses and was not significant. The total deferred compensation liability related to the ERP was $16.2 million at December 31, 2011, $27.0 million at December 31, 2010 and $22.6 million at June 30, 2010.

We designated the investment securities in the rabbi trust as trading securities which are carried at fair value as restricted investments within other assets, net in our consolidated balance sheets, with unrealized trading gains and losses recorded in earnings. The fair value of the investment securities held in the rabbi trust was $10.8 million at December 31, 2011, $22.2 million as of December 31, 2010 and $19.9 million as of June 30, 2010. We record the net (gains) losses related to the change in value of these investments in selling, general and administrative expenses, along with an offsetting amount related to the increase (decrease) in deferred compensation, in selling, general and administrative expenses in the accompanying consolidated statements of operations.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Amounts recorded in the consolidated statements of operations representing our contributions to the Savings Plan and the ERP on behalf of restaurant and corporate employees for 2011 was $4.2 million, $0.8 million for the period of October 19, 2010 through December 31, 2010, $2.7 million for the period of July 1, 2010 through October 18, 2010, $6.7 million for Fiscal 2010 and $6.4 million for Fiscal 2009. Our contributions made on behalf of restaurant employees are classified as payroll and employee benefit expenses in our consolidated statements of operations, while our contributions made on behalf of corporate employees are classified as selling, general and administrative expenses in our consolidated statements of operations.

New Accounting Pronouncements

In July 2010, the FASB issued an accounting standards update that amends accounting guidance for receivables by requiring additional disclosures about the credit quality of financing receivables and the related allowance for credit losses. The amendments in this accounting standards update are effective for annual reporting periods ending on or after December 31, 2011, which for us was December 31, 2011. The adoption of the amendments in this accounting standard update did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Note 3.    Trade and Notes Receivable, net

Trade and notes receivable, net, consists of the following (in millions):

	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	2010
Trade accounts receivable	$173.5	$167.7	$158.7
Notes receivable, current portion	0.6	6.5	4.8

	174.1	174.2	163.5
Allowance for doubtful accounts	(21.3)	(20.7)	(20.6)

Total, net	$152.8	$153.5	$142.9

The change in allowances for doubtful accounts is as follows (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Beginning balance	$20.7	$21.0	$20.6	$21.8	$23.0
Bad debt expense (recoveries), net	6.1	2.8	2.1	0.8	0.7
Write-offs and other	(5.5)	(3.1)	(1.7)	(2.0)	(1.9)

Ending balance	$21.3	$20.7	$21.0	$20.6	$21.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 4.    Prepaids and Other Current Assets, net

Prepaid and other current assets, net consist of the following (in millions):

	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	2010
Prepaid expenses	$29.6	$38.7	$33.1
Inventories	13.7	15.6	15.4
Foreign currency forward contracts	—	7.9	25.9
Interest rate cap — current portion	3.6	11.1	—
Refundable income taxes	21.1	99.2	14.0

Total Prepaids and other current assets	$68.0	$172.5	$88.4

Note 5.    Property and Equipment, net

Property and equipment, net, along with their estimated useful lives, consist of the following (in millions):

		Successor		Predecessor
		As of December 31,		As of June 30,
		2011	2010	2010
Land		$450.0	$461.4	$386.0
Buildings and improvements(1)	(up to 40 years)	468.7	442.0	756.2
Machinery and equipment(2)	(up to 18 years)	157.4	134.9	347.3
Furniture, fixtures, and other	(up to 10 years)	40.9	34.6	149.0
Construction in progress		59.6	63.3	42.5

		1,176.6	1,136.2	1,681.0
Accumulated depreciation and amortization(3)		(150.1)	(25.5)	(666.9)

Property and equipment, net		$1,026.5	$1,110.7	$1,014.1

(1)	Buildings and improvements include assets under capital leases of $54.3 million as of December 31, 2011, $46.5 million as of December 31, 2010 and $76.6 million as of June 30, 2010.

(2)	Machinery and equipment include assets under capital leases of $0.2 million as of December 31, 2011, $0.2 million as of December 31, 2010 and $1.9 million as of June 30, 2010.

(3)	Accumulated depreciation related to capital leases totaled $14.2 million as of December 31, 2011, $2.2 million as of December 31, 2010 and $38.6 million as of June 30, 2010.

Depreciation and amortization expense on property and equipment totaled $124.6 million for 2011, $25.5 million for the period of October 19, 2010 to December 31, 2010, $33.2 million for the period of July 1, 2010 to October 18, 2010, $120.6 million for Fiscal 2010 and $110.1 million for Fiscal 2009.

Construction in progress represents new restaurant and equipment construction, reimaging (demolish and rebuild) and remodeling of existing and acquired restaurants.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 6.    Intangible Assets, net and Goodwill

Intangible assets consist of the following (in millions):

	Successor						Predecessor
	As of December 31,						As of June 30, 2010
	2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Weighted Average Life(2)
Intangible assets subject to amortization:
Franchise agreements(1)	$482.3	$(25.8)	$456.5	$487.7	$(4.5)	$483.2	$142.2	$(25.3)	$116.9	23.3 Years
Favorable leases	174.2	(22.0)	152.2	175.8	(3.8)	172.0	49.1	(14.6)	$34.5	12.6 Years

Subtotal	656.5	(47.8)	608.7	663.5	(8.3)	655.2	191.3	$(39.9)	151.4

Brand	$2,214.6	$—	$2,214.6	$2,238.7	$—	$2,238.7	$874.0	$—	$874.0

Intangible assets, net			$2,823.3			$2,893.9			$1,025.4

Goodwill	$657.7			$666.5			$31.0

(1)	Includes reacquired franchise rights as of June 30, 2010.

(2)	Weighted average life is as of December 31, 2011.

We recorded amortization expense on intangible assets of $40.2 million for 2011 and $8.2 million for the period of October 19, 2010 to December 31, 2010. The Predecessor recorded amortization expense on intangible assets of $2.7 million for the period July 1, 2010 to October 18, 2010, $8.7 million for Fiscal 2010, and $8.8 million for Fiscal 2009.

As of December 31, 2011, estimated future amortization expense on intangible assets is $38.2 million in 2012, $37.6 million in 2013, $36.6 million in 2014, $35.4 million in 2015, $34.6 million in 2016 and $426.3 million thereafter.

As of December 31, 2011, the total intangible asset weighted average amortization period is approximately 20.5 years.

The change in the carrying amount of goodwill for the twelve months ended December 31, 2011 and the Successor period is as follows (in millions):

	As of December 31,
	2011	2010
Beginning balance	$666.5	$680.8
Write off from refranchisings	(2.3)	(0.2)
Translation of foreign denominated balance	(6.5)	(14.1)

Ending balance	$657.7	$666.5

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7.    Other Accrued Liabilities and Other Liabilities

Other accrued liabilities (current) and other liabilities (non-current) consist of the following (in millions):

	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	2010
Current:
Accrued payroll and employee-related costs	$63.9	$34.4	$56.2
Accrued severance and project costs	33.4	52.6	16.4
Withholding taxes	9.0	9.1	5.2
Interest payable	17.1	16.2	0.1
Casualty insurance	8.7	8.3	8.7
Foreign currency forward contracts	—	10.2	2.6
Gift card liabilities	16.1	17.7	12.5
Income tax payable	3.1	0.3	4.5
Sales tax payable	22.0	12.6	7.3
Other	68.9	86.1	87.4

Total current other accrued liabilities	242.2	247.5	200.9

Non-current:
Accrued pension	$71.3	$60.1	$79.4
Unfavorable leases	204.2	234.5	127.3
Casualty insurance reserves	22.2	22.3	25.5
Retiree health benefits	18.4	25.1	25.0
Deferred compensation	12.8	25.6	20.4
Income tax payable	23.4	25.5	16.8
Other	13.9	8.8	50.2

Total non-current other liabilities, net	366.2	401.9	344.6

Total other accrued liabilities and other liabilities	$608.4	$649.4	$545.5

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8.    Long-Term Debt

Long-Term Debt

Long-term debt is comprised of the following (in millions):

		Successor		Predecessor
		Principal			Interest rates(a)
	Maturity dates	As of December 31,		As of June 30,		October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
		2011	2010	2010	2011
Secured Term Loan — USD tranche(b)	2016	$1,532.0	$1,510.0	$—	5.49%	6.82%	N/A	N/A
Secured Term Loan — Euro tranche(b)	2016	247.8	334.2		5.79%	7.11%	N/A	N/A
9 7/8% Senior Notes	2018	797.5	800.0	—	10.14%	10.19%	N/A	N/A
Deferred Premiums on interest rate caps — USD (See Note 13)	2016	35.8	42.4	—	2.52%	2.52%	—	—
Deferred Premiums on interest rate caps — EUR (See Note 13)	2016	7.3	11.1	—	2.86%	2.86%	—	—
Previous Term Loans(c)	N/A	—	—	753.7	N/A	N/A	4.4%	4.7%
Other		3.2	1.4	1.7

Total debt		2,623.6	2,699.1	755.4
Less: current maturities of debt		(24.2)	(27.0)	(87.7)

Total long-term debt		$2,599.4	$2,672.1	$667.7

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and original issue discount, and in the case of our Secured Term Loans, the effect of interest rate caps.

(b)	Principal face amount herein is presented gross of a 1% discount of $12.5 million on the USD tranche and revolving credit facility and $1.0 million on the Euro tranche at December 31, 2011 and $16.8 million on the USD tranche and $3.3 million on the Euro tranche at December 31, 2010.

(c)	The Previous Term Loans were repaid and terminated in connection with the Transactions. The weighted average interest rates related to our term debt included the impact of interest rate swaps on 77% of our term debt for the period July 1, 2010 to October 18, 2010 and 73% of our term debt in Fiscal 2010.

Successor

Credit Facilities

In connection with the Transactions, BKC entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “Credit Agreement”). The Credit Agreement provides for (i) two tranches of term loans in aggregate principal amounts of $1,600.0 million and €200.0 million, each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility is October 19, 2016 and the maturity date for the Revolving Credit Facility is October 19, 2015.

The principal amount of the Term Loan Facility amortizes in quarterly installments equal to 0.25% of the original principal amount of the Term Loan Facility for the first five and three-quarter years, with the balance payable at maturity. The Credit Facilities contain customary provisions relating to mandatory prepayments, voluntary prepayments, affirmative covenants, negative covenants and events of default. All obligations under the Credit Facilities are guaranteed by BKH and each direct and indirect, existing and future, material domestic wholly-owned subsidiary of BKC.

Under the Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00%, plus an applicable margin equal to 2.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 2.25% for loans under the Revolving Credit Facility, or (ii) a Eurocurrency rate determined by reference to EURIBOR for the Euro denominated tranche and LIBOR for the U.S. dollar denominated tranche and Revolving Credit Facility, adjusted for statutory reserve requirements, plus an applicable margin equal to 3.25% for loans under the Euro denominated tranche of the Term Loan Facility, 3.00% for loans under the U.S. dollar denominated tranche of the Term Loan Facility and 3.25% for loans under the Revolving Credit Facility. Term Loan B borrowings under the Credit Agreement are subject to a LIBOR floor of 1.50%. BKC has elected to borrow at the three month Euro currency rate as noted in (ii) above.

As of December 31, 2011, we had $14.5 million in irrevocable standby letters of credit outstanding, which were issued under the Revolving Credit Facility primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Credit Facilities. As of December 31, 2011, no amounts had been drawn on any of these irrevocable standby letters of credit and our remaining borrowing capacity under the Revolving Credit Facility was $135.5 million as of December 31, 2011.

Following the end of each fiscal year, we are required to prepay the Term Loans in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of any voluntary prepayments of the Term Loans during such fiscal year. Additionally, subject to certain exceptions, the Credit Facilities are subject to mandatory prepayment in the event of non-ordinary course or other dispositions of assets (subject to customary reinvestment provisions), or in the event of issuances or incurrence of debt by BKC or any of its subsidiaries (other than certain indebtedness permitted by the Credit Facilities).

We may prepay the term loans in whole or in part at any time. A 1% premium applies if the prepayment is made in connection with an interest rate re-pricing event. During 2011, we made $60.5 million in voluntary prepayments of our Term Loans and, as a result, were not required to make a mandatory prepayment based on Excess Cash Flow as described above.

Under the Credit Facilities, BKC is required to comply with customary financial ratios, including a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) and a maximum Total Leverage Ratio (the ratio of Consolidated Total Debt to Consolidated EBITDA). Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for certain items,

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

as specified in the Credit Agreement. Consolidated Interest Expense is defined in the Credit Agreement as cash payments for interest, including (net of) payments made (received) pursuant to interest rate derivatives with respect to Indebtedness, net of cash received for interest income and certain other items specified in the Credit Agreement. The Test Period is defined in the Credit Agreement as the most recently completed four consecutive fiscal quarters ending on such date.

The Credit Facilities also contain a number of customary affirmative and negative covenants that, among other things, will limit or restrict the ability of BKC and its subsidiaries to (i) incur additional indebtedness (including guarantee obligations) or liens, (ii) engage in mergers, consolidations, liquidations or dissolutions, sell assets (with certain exceptions, including sales of company-owned restaurants to franchisees), (iii) make capital expenditures, acquisitions, investments loans and advances, (iv) pay and modify the terms of certain indebtedness, (v) engage in certain transactions with affiliates, (vi) enter into certain speculative hedging arrangements, negative pledge clauses and clauses restricting subsidiary distributions and (vii) change its line of business. In addition, the ability of BKC and its subsidiaries to pay dividends or other distributions, or to repurchase, redeem or retire equity is restricted by the Credit Agreement, including the payment of dividends to BKH. At December 31, 2011, we were in compliance with all financial ratios and covenants of the Credit Agreement and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

BKC’s capital expenditures are limited between $160.0 million and $220.0 million, with the annual limitation based on our Rent-Adjusted Leverage Ratio of our most recently ended fiscal year. Up to 50% of the unused amount for the prior fiscal year (less the amount carried forward into the prior fiscal year) is allowed to be carried forward into the next fiscal year. Capital expenditures for 2011 totaled $82.1 million thus $38.9 million is allowed to be carried forward into 2012.

The Credit Facilities contain customary events of default, including, but not limited to, nonpayment of principal, interest, fees or other amount, violation of a covenant, cross-default to material indebtedness, bankruptcy and a change of control. Our ability to borrow under the Credit Facilities will be dependent on, among other things, BKC’s compliance with the above-referenced financial ratios. Failure to comply with these ratios or other provisions of the credit agreement for the Credit Facilities (subject to grace periods) could, absent a waiver or an amendment from the lenders under such agreement, restrict the availability of the Revolving Credit Facility and permit the acceleration of all outstanding borrowings under such credit agreement.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay certain recurring fees with respect to the Credit Facilities, including (i) fees on the unused commitments of the lenders under the revolving facility, (ii) letters of credit fees on the aggregate face amounts of outstanding letters of credit plus a fronting fee to the issuing bank and (iii) administration fees.

9 7/8% Senior Notes

At December 31, 2011, we had outstanding $797.5 million of senior notes due 2018 that bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year (the “Senior Notes”). The Senior Notes mature on October 15, 2018. During 2011, we repurchased and retired Senior Notes with an aggregate face value of $2.5 million for a purchase price of $2.7 million, including accrued interest.

The Senior Notes are general unsecured senior obligations of BKC that rank pari passu in right of payment with all our existing and future senior indebtedness. The Senior Notes are effectively subordinated to all our Secured Indebtedness (including the Credit Facilities) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of non-guarantor subsidiaries.

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

At any time prior to October 15, 2013, we may redeem up to 35% of the original principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 109.875% of the principal amount of the Senior Notes, together with any accrued and unpaid interest, if any, to the date of redemption. The Senior Notes are redeemable at our option, in whole or in part, at any time on or after October 15, 2014 at 104.938% of the principal amount, at any time on or after October 15, 2015 at 102.469% of the principal amount or at any time on or after October 15, 2016 at 100% of the principal amount.

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

The Senior Notes were issued pursuant to an indenture (the “Senior Notes Indenture”), which contains certain covenants that we must meet during the term of the Senior Notes, including, but not limited to, limitations on restricted payments (as defined in the Senior Notes Indenture), incurrence of indebtedness, issuance of disqualified stock and preferred stock, asset sales, mergers and consolidations, transactions with affiliates, guarantees of indebtedness by subsidiaries and activities of BKH.

The Senior Notes Indenture also includes customary events of default including, but not limited to, nonpayment of principal, interest, premiums or other amounts due under the Senior Notes Indenture, violation of a covenant, cross-default to material indebtedness, bankruptcy and a change of control. Failure to comply with the covenants or other provision of the Senior Notes Indenture (subject to grace periods) could, absent a waiver or an amendment from the lenders under such Senior Notes Indenture, permit the acceleration of all outstanding borrowings under such credit agreement.

At December 31, 2011, we were in compliance with all covenants of the Senior Notes Indenture.

Loss on Early Extinguishment of Debt

In connection with the amendment of our Credit Facility in February 2011, we recorded a $19.6 million loss on early extinguishment of debt. We recorded an additional $1.8 million loss on early extinguishment of debt in connection with the Term Loan prepayments and Senior Note repurchases described above in 2011. Loss on early extinguishment of debt consists principally of write-offs of deferred financing costs and original issue discount.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Maturities

The aggregate maturities of long-term debt, including the amounts due under the Term Loan Facility, the Senior Notes and other debt as of December 31, 2011, are as follows (in millions):

Year Ended December 31,	Principal Amount
2012	27.7
2013	27.9
2014	28.1
2015	28.1
Thereafter	2,511.8

Total	$2,623.6

We also have lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $3.2 million as of December 31, 2011. There were $2.3 million of guarantees issued against these lines of credit as of December 31, 2011.

Predecessor

Prior to the Acquisition, our previous credit facility consisted of Term Loans A and B-1 (the “Previous Term Loans”) and a $150.0 million revolving credit facility (the “Previous Credit Facility”). In connection with the Acquisition on October 19, 2010, we refinanced the amounts due under the Previous Credit Facility with the Credit Facility and Senior Notes described above.

The interest rate under Term Loan A and the revolving credit facility was, at the Company’s option, either (a) the greater of the federal funds effective rate plus 0.50% or the prime rate (“ABR”), plus a rate not to exceed 0.75%, which varied according to the Company’s leverage ratio or (b) LIBOR plus a rate not to exceed 1.75%, which varied according to the Company’s leverage ratio. The interest rate for Term Loan B-1 was, at the Company’s option, either (a) ABR, plus a rate of 0.50% or (b) LIBOR plus 1.50%, in each case so long as the Company’s leverage ratio remained at or below certain levels (but in any event not to exceed 0.75% in the case of ABR loans and 1.75% in the case of LIBOR loans). The weighted average interest rates related to the Company’s term debt was 4.4% for the period July 1, 2010 to October 18, 2010 and 4.7% and 5.1% for the years ended June 30, 2010 and June 30, 2009, respectively, which included the impact of interest rate swaps on 77%, 73% and 71% of the Company’s term debt, respectively.

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest Expense, net

Interest expense, net consists of the following (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Secured Term Loan — USD tranche	$75.4	$19.1	$—	$—	$—
Secured Term Loan — Euro tranche	14.3	4.3
Interest Rate Caps — USD and EURO	1.2	0.4	—	—	—
9 7/8 % Senior Notes	78.8	16.0	—	—	—
Amortization on original debt issuance discount, deferred financing costs and other(1)	17.6	17.2	—	—	—
Predecessor term loans	—	—	12.0	39.4	47.2
Capital lease obligations	9.1	1.3	2.9	10.2	10.1
Interest income	(1.6)	(0.2)	(0.3)	(1.0)	(2.7)

Total	$194.8	$58.1	$14.6	$48.6	$54.6

(1)	Amount includes commitment fees of $13.5 million associated with the bridge loan available at the closing of the Transactions for the period October 19, 2010 to December 31, 2010.

We had unamortized deferred financing costs of $49.6 million at December 31, 2011, $67.2 million at December 31, 2010 and $2.9 million at June 30, 2010. These amounts are classified as other assets, net and are amortized over the term of the debt into interest expense using the effective interest method. The amortization of deferred financing costs included in interest expense for 2011 was $11.7 million, $2.1 million for the period October 19, 2010 to December 31, 2010, $0.6 million for the period July 1, 2010 to October 18, 2010, $2.1 million for Fiscal 2010 and $1.9 million for Fiscal 2009.

Note 9.    Leases

As of December 31, 2011, we leased or subleased 1,081 restaurant properties to franchisees and 53 non-restaurant properties to third parties under capital and operating leases. The building and leasehold improvements of the leases with franchisees are usually accounted for as direct financing leases and recorded as a net investment in property leased to franchisees, while the land is classified as operating leases. Most leases to franchisees provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms generally range from 10 to 20 years. The franchisees bear the cost of maintenance, insurance and property taxes.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Assets leased to franchisees and other third parties under operating leases that are included within our property and equipment, net was as follows (in millions):

	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	2010
Land	$263.6	$264.5	$198.3
Buildings and improvements	158.7	156.2	116.2
Restaurant equipment	16.9	22.2	5.0

	439.2	442.9	319.5
Accumulated depreciation	(38.6)	(21.8)	(46.0)

	$400.6	$421.1	$273.5

Net investment in property leased to franchisees and other third parties under direct financing leases was as follows (in millions):

	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	2010
Future rents to be received
Base rents	$318.5	$318.6	$316.6
Contingent rents(1)	154.5	146.5	—
Estimated unguaranteed residual value	29.6	29.7	3.7
Unearned income	(244.9)	(224.9)	(172.3)
Allowance on direct financing leases	(1.1)	—	(0.6)

	256.6	269.9	147.4
Current portion included within trade receivables	(14.4)	(14.4)	(8.9)

Net investment in property leased to franchisees	$242.2	$255.5	$138.5

(1)	Amounts represent estimated contingent rents recorded in acquisition accounting.

In addition, we are the lessee on land, building, equipment, office space and warehouse leases, including 343 restaurant buildings under capital leases. Initial lease terms are generally 10 to 20 years. Most leases provide for fixed monthly payments. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specific levels. Most leases also obligate us to pay the cost of maintenance, insurance and property taxes.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2011, future minimum lease receipts and commitments were as follows (in millions):

Successor

	Lease Receipts		Lease Commitments(a)
	Direct Financing Leaes	Operating Leases	Capital Leases	Operating Leases
2012	$30.7	$66.8	$(17.5)	$(146.8)
2013	30.1	62.7	(17.6)	(136.8)
2014	29.4	56.5	(17.0)	(125.6)
2015	29.2	53.0	(15.8)	(115.9)
2016	28.5	48.6	(14.4)	(107.7)
Thereafter	170.6	333.9	(75.3)	(613.2)

Total	$318.5	$621.5	$(157.6)	$(1,246.0)

(a)	Lease commitments under operating leases have not been reduced by minimum sublease rentals of $318.0 million due in the future under noncancelable subleases.

Our total minimum obligations under capital leases are $157.6 million as of December 31, 2011, $175.1 million as of December 31, 2010 and $134.1 million as of June 30, 2010. Of these amounts, $52.9 million was interest as of December 31, 2011, $62.0 million as of December 31, 2010 and $63.2 million as of June 30, 2010. The remaining balance was capital lease obligations of $104.7 million as of December 31, 2011, $113.1 million as of December 31, 2010 and $70.9 million as of June 30, 2010 which are all recorded on our consolidated balance sheet. Of these balances, $9.3 million was classified as current portion of long-term debt and capital leases as of December 31, 2011, $9.2 million as of December 31, 2010 and $5.6 million as of June 30, 2010.

Property revenues are comprised primarily of rental income from operating leases and earned income on direct financing leases with franchisees as follows (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Rental income:
Minimum	$72.9	$16.0	$21.9	$73.1	$69.9
Contingent	0.3	—	4.9	17.9	20.6
Amortization of favorable and unfavorable income lease contracts, net	6.6	1.3	—	—	—

Total rental income	79.8	17.3	26.8	91.0	90.5
Earned income on direct financing leases	31.4	6.2	7.2	22.7	23.0

Total property revenues	$111.2	$23.5	$34.0	$113.7	$113.5

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Rent expense associated with the lease commitments is as follows (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Rental expense:
Minimum	$167.3	$27.8	$47.4	$168.9	$166.5
Contingent	4.5	1.3	2.0	7.4	7.7
Amortization of favorable and unfavorable payable lease contracts, net	(3.4)	(0.9)	(3.9)	(15.0)	(18.2)

Total rental expense	$168.4	$28.2	$45.5	$161.3	$156.0

The impact of favorable and unfavorable lease amortization on operating income is as follows (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Franchise and property revenues	$6.6	$1.3	$—	$—	$—
Company restaurant expenses:
Occupancy and other operating costs	4.1	1.0	2.6	10.4	12.7
Franchise and property expenses	(0.7)	(0.1)	1.3	4.6	5.5

Estimated future amortization expense (benefit) of favorable and unfavorable lease contracts subject to amortization are as follows (in millions):

	Company Restaurants Occupancy and Other Operating Expenses		Franchise and Property Revenue		Franchise and Property Expenses
	Favorable	Unfavorable	Favorable	Unfavorable	Favorable	Unfavorable
2012	$7.0	$(10.2)	$4.8	$(11.2)	$5.6	$(4.9)
2013	6.8	(9.7)	4.4	(10.6)	5.5	(4.7)
2014	6.5	(8.7)	3.9	(10.1)	5.4	(4.1)
2015	5.9	(7.4)	3.4	(9.7)	5.2	(3.5)
2016	5.5	(6.6)	3.1	(9.3)	5.0	(3.2)
Thereafter	28.8	(27.3)	15.4	(46.9)	30.0	(16.1)

Total	$60.5	$(69.9)	$35.0	$(97.8)	$56.7	$(36.5)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 10.    Income Taxes

Income (loss) before income taxes, classified by source of income (loss), is as follows (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Domestic	$37.5	$(114.9)	$61.4	$228.4	$241.4
Foreign	109.3	(11.8)	25.5	55.9	43.4

Income (loss) before income taxes	$146.8	$(126.7)	$86.9	$284.3	$284.8

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Current:
Domestic
Federal	$19.3	$(44.0)	$7.1	$64.7	$57.0
State, net of federal income tax benefit	(0.5)	(0.9)	1.7	4.6	6.1
Foreign	14.3	2.2	3.5	11.3	9.5

	$33.1	$(42.7)	$12.3	$80.6	$72.6

Deferred:
Domestic
Federal	$(1.1)	$9.4	$9.2	$14.4	$9.1
State, net of federal income tax benefit	0.8	(2.9)	1.2	3.1	6.2
Foreign	7.0	11.1	(6.9)	(0.6)	(3.2)

	$6.7	$17.6	$3.5	$16.9	$12.1

Total	$39.8	$(25.1)	$15.8	$97.5	$84.7

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
U.S. Federal income tax rate	35.0%	(35.0)%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	(3.1)	3.0	3.4	2.8
Costs/(Benefits) and taxes related to foreign operations	11.5	11.3	(2.5)	1.7	(4.7)
Foreign tax rate differential	(20.5)	0.1	(8.8)	(5.6)	(4.9)
Foreign exchange differential on tax benefits	(0.1)	0.2	(0.6)	0.3	0.7
Change in valuation allowance	3.0	3.2	(4.5)	(0.6)	1.1
Change in accrual for tax uncertainties	1.4	0.2	(2.6)	0.2	(1.3)
Federal credits	(2.0)	(0.4)	(0.7)	(0.7)	(1.2)
Deductible FTC	(2.9)	—	—	—	—
Non Deductible Transaction Costs	—	3.5	—	—	—
Other	0.6	0.2	(0.1)	0.6	2.2

Effective income tax rate	27.1%	(19.8)%	18.2%	34.3%	29.7%

Our effective tax rate was 27.1% for 2011, (19.8%) for the period from October 19, 2010 through December 31, 2010 primarily as a result of the current mix of income from multiple tax jurisdictions and the Transactions. The effective tax rate was 18.2% for the period from July 1, 2010 through October 18, 2010 primarily as a result of the mix of income from multiple tax jurisdictions and the sale of the Netherlands entity.

Our effective tax rate was 34.3% for Fiscal 2010, primarily as a result of the current mix of income from multiple tax jurisdictions and currency fluctuations, and our effective tax rate was 29.7% for Fiscal 2009, primarily as a result of the resolution of certain federal and state audits and tax benefits realized from the dissolution of dormant entities.

Income tax expense/(benefit) includes an increase in valuation allowance primarily related to deferred tax assets in foreign countries of $4.6 million for 2011, an increase in valuation allowance related to foreign tax credit carryforwards and deferred tax assets in foreign countries of $3.3 million for the period from October 19, 2010 through December 31, 2010, a decrease in valuation allowance related to deferred tax assets in foreign countries of $3.8 for the period from July 1, 2010 through October 18, 2010, a decrease of $1.7 million for Fiscal 2010 and an increase of $3.0 million for Fiscal 2009.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides the amount of income tax expense (benefit) allocated to continuing operations and amounts separately allocated to other items (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Income tax expense (benefit) from continuing operations	$39.8	$(25.1)	$15.8	$97.5	$84.7
Interest rate caps in accumulated other comprehensive income (loss)	(26.4)	13.9	—	—	—
Interest rate swaps in accumulated other comprehensive income (loss)	—	—	0.9	2.0	(11.0)
Pension liability in accumulated other comprehensive income (loss)	(5.8)	3.9	3.1	(11.3)	(9.4)
Adjustments to deferred income taxes related to Brand	—	—	—	—	(0.2)
Adjustments to the valuation allowance related to Brand	—	—	—	—	(0.3)
Stock option tax benefit in additional paid-in capital	—	—	0.4	(3.5)	(3.3)

	$7.6	$(7.3)	$20.2	$84.7	$60.5

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Deferred income tax expense (exclusive of the effects of components listed below)	$2.1	$15.3	$8.3	$15.7	$3.2
Change in valuation allowance (net of amounts allocated as adjustments to purchase accounting in 2009 and 2008)	4.6	3.3	(3.8)	(1.7)	3.0
Change in effective state income tax rate	—	—	—	0.8	4.5
Change in effective foreign income tax rate	—	(1.0)	(1.0)	2.1	1.4

Total	$6.7	$17.6	$3.5	$16.9	$12.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in millions):

	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	Fiscal 2010	Fiscal 2009
Deferred tax assets:
Trade and notes receivable, principally due to allowance for doubtful accounts	$12.4	$16.9	$14.6	$12.7
Accrued employee benefits	48.2	54.0	63.8	49.6
Unfavorable leases	76.1	85.4	53.9	71.9
Liabilities not currently deductible for tax	40.0	6.4	42.2	52.7
Tax loss and credit carryforwards	121.5	115.8	138.5	111.3
Property and equipment, principally due to differences in depreciation	—	—	53.0	61.6
Other	1.5	2.5	3.4	3.4

Total gross deferred tax assets	299.7	281.0	369.4	363.2
Valuation allowance	(99.6)	(96.0)	(74.6)	(78.7)

Net deferred tax assets	200.1	185.0	294.8	284.5
Less deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	6.5	13.7	—	—
Intangible assets	632.8	621.7	249.7	237.3
Leases	124.4	136.0	53.1	55.1
Statutory Impairment	6.4	8.4	12.2	—

Total gross deferred tax liabilities	770.1	779.8	315.0	292.4

Net deferred tax liability	$570.0	$594.8	$20.2	$7.9

The valuation allowance increased by $3.6 million as a result of changes in the projected utilization of deferred tax assets in foreign jurisdictions and currency fluctuations. For the Transition Period, the valuation allowance increased by $21.4 million primarily as a result of changes in the projected utilization of foreign tax credits, deferred tax assets in foreign jurisdictions and changes in currency fluctuations. Of this increase, $18.3 million was recorded in goodwill as part of the acquisition accounting adjustments.

Changes in valuation allowance are as follows:

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010
				Fiscal 2010	Fiscal 2009
Beginning balance	$96.0	$93.9	$74.6	$78.7	$87.9
Change in estimates recorded to deferred income tax expense	4.6	3.3	(3.8)	(1.7)	3.0
Changes from foreign currency exchange rates	(1.0)	(0.4)	4.8	(3.1)	(11.9)
Other	—	(0.8)	—	0.7	(0.3)

Ending balance	$99.6	$96.0	$75.6	$74.6	$78.7

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We generated a federal net operating loss of approximately $12.5 million for the period ended December 31, 2011. This loss can be carried forward for 20 years. In addition, we generated a federal net operating loss of $195.0 million during the period from October 19, 2010 through December 31, 2010 of which the entire amount was carried back to previous years. We have a state net operating loss carryforward of approximately $140.5 million, expiring between 2015 and 2031. In addition, we have foreign loss carryforwards of $328.4 million expiring between 2012 and 2031, and foreign loss carryforwards of $183.8 million that do not expire. As of December 31, 2011, we have a foreign tax credit carryforward balance of $16.8 million. We have recorded valuation allowances related to certain foreign and state losses and foreign tax credit carry forwards since it is more likely than not to expire unutilized.

Deferred taxes have not been provided on basis differences related to investments in foreign subsidiaries. These differences consist primarily of approximately $222.9 million of undistributed earnings, which are considered to be permanently reinvested in the operations of such subsidiaries outside the United States. Determination of the deferred income tax liability on these unremitted earnings is not practicable. Such liability, if any, depends on circumstances existing if and when remittance occurs.

We had $21.6 million of unrecognized tax benefits at December 31, 2011, $22.4 million at December 31, 2010 and $14.2 million at June 30, 2010, which if recognized, would affect the effective income tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Beginning balance	$22.4	$22.2	$14.2	$15.5	18.3
Additions on tax position related to the current year	1.4	0.3	0.3	1.2	4.5
Additions for tax positions of prior years	2.8	—	0.3	2.7	1.9
Reductions for tax positions of prior years	(2.9)	(0.1)	(2.6)	(2.0)	(7.7)
Reductions for settlements	(2.0)	—	—	(2.0)	(0.2)
Reductions due to statute expiration	(0.1)	—	—	(1.2)	(1.3)

Ending Balance	$21.6	$22.4	$12.2	$14.2	$15.5

During the twelve months beginning January 1, 2012, it is reasonably possible we will reduce unrecognized tax benefits by approximately $1.5 million, primarily as a result of the expiration of certain statutes of limitations and the resolution of audits.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at December 31, 2011 was $3.2 million, at December 31, 2010 was $3.2 million and at June 30, 2010 was $2.9 million. Potential interest and penalties associated with uncertain tax positions recognized during the year ended December 31, 2011 was zero, $0.1 million for the period October 19, 2010 through December 31, 2010, $0.1 million for the period July 1, 2010 through October 18, 2010, $0.6 million for the fiscal year ended June 30, 2010 and $0.6 million for the fiscal year ended June 30, 2009. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. Generally we are subject to routine examination by taxing authorities in these jurisdictions,

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. None of the foreign jurisdictions should be individually material. We have various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in owing additional taxes. We believe that our tax positions comply with applicable tax law and that it has adequately provided for these matters.

Note 11.    Pension and Post Retirement Medical Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans for our salaried employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom, Germany and Switzerland (the “International Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date.

Postretirement Medical Benefits

Our postretirement medical plan (the “U.S. Retiree Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees hired prior to June 30, 2001 and who were age 40 or older as of June 30, 2001, and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service. Effective September 30, 2011, the credited service for this plan was frozen for all participants. Beginning January 1, 2012, the annual employer-provided subsidy will be $160 (pre-age 65) and $80 (post-age 65) per year of credited service for anyone not already receiving benefits prior to this date. In 2011, we recognized a reduction to the retiree medical plan liability as a result of a negative plan amendment of $7.1 million, with an offset to accumulated other comprehensive income (AOCI).

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the balance sheets for the U.S. Pension Plans, International Pension Plans and U.S. Retiree Medical Plan (in millions):

	Successor		Predecessor		Successor		Predecessor
	U.S. Pension Plans				U.S. Retiree Medical Plan
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Change in benefit obligation
Benefit obligation at beginning of year	$176.5	$183.4	$179.0	$146.0	$26.1	$26.8	$26.0	$22.1
Service cost	—	—	—	—	0.3	0.1	0.1	0.4
Interest cost	9.2	1.9	2.7	9.1	1.3	0.3	0.4	1.3
Plan amendments	—	—	—	—	(7.1)	—	—	—
Actuarial (gains) losses	20.2	(6.9)	3.4	29.0	(0.8)	(1.1)	0.4	2.7
Part D Rx Subsidy Received	—	—	—	—	0.1	—	—	0.1
Benefits paid	(12.9)	(1.9)	(1.7)	(5.1)	(0.4)	—	(0.1)	(0.6)

Benefit obligation at end of year	$193.0	$176.5	$183.4	$179.0	$19.5	$26.1	$26.8	$26.0
Change in plan assets
Fair value of plan assets at beginning of year	$122.1	$120.7	$109.7	$97.9	$—	$—	$—	$—
Actual return on plan assets	7.5	3.3	12.7	14.6	—	—	—	—
Employer contributions	5.5	—	—	2.3	—	—	—	—
Benefits paid	(6.1)	(1.9)	(1.7)	(5.1)	—	—	—	—

Fair value of plan assets at end of year	$129.0	$122.1	$120.7	$109.7	$—	$—	$—	$—

Funded status of plan	$(64.0)	$(54.4)	$(62.7)	$(69.3)	$(19.5)	$(26.1)	$(26.8)	$(26.0)

Amounts recognized in the consolidated balance sheet
Current liabilities	$(1.6)	$(1.4)	$(1.2)	$(1.1)	$(1.1)	$(1.0)	$(1.0)	$(1.0)
Noncurrent liabilities	(62.4)	(53.0)	(61.5)	(68.2)	(18.4)	(25.1)	(25.8)	(25.0)

Net pension liability, end of fiscal year	$(64.0)	$(54.4)	$(62.7)	$(69.3)	$(19.5)	$(26.1)	$(26.8)	$(26.0)

Amounts recognized in accumulated other comprehensive income (AOCI)
Prior service cost / (credit)	$—	$—	$—	$—	$(6.8)	$—	$—	$—
Unrecognized actuarial loss (gain)	13.0	(8.2)	47.9	55.1	(1.8)	(1.1)	(1.9)	(2.3)

Total AOCI (before tax)	$13.0	$(8.2)	$47.9	$55.1	$(8.6)	$(1.1)	$(1.9)	$(2.3)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	International Pension Plans
	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010
Benefit obligation at end of year	$30.0	$28.5	$32.9	$29.6
Fair value of plan assets at end of year	21.1	$22.1	$22.1	$18.3

Funded status of plan	$(8.9)	$(6.4)	$(10.8)	$(11.3)

Amounts recognized in the consolidated balance sheet
Noncurrent Assets	$—	$0.8	$—	$—
Current liabilities	—	(0.1)	(0.1)	(0.1)
Noncurrent liabilities	(8.9)	(7.1)	(10.7)	(11.2)

Net pension liability, end of fiscal year	$(8.9)	$(6.4)	$(10.8)	$(11.3)

Amounts recognized in accumulated other comprehensive income (AOCI)
Unrecognized actuarial loss (gain)	$(1.5)	$(3.4)	$0.6	$2.7

Total AOCI (before tax)	$(1.5)	$(3.4)	$0.6	$2.7

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

	Successor		Predecessor	Successor		Predecessor
	U.S. Pension Plans			U.S. Retiree Medical Plan
	As of December 31,		As of June 30,	As of December 31,		As of June 30,
	2011	2010	2010	2011	2010	2010
Projected benefit obligation	$193.0	$176.5	$179.0	$19.5	$26.1	$26.0
Accumulated benefit obligation	$193.0	$176.5	$179.0	$19.5	$26.1	$26.0
Fair value of plan assets	$129.0	$122.1	$109.7	$—	$—	$—

	International Pension Plans
	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	2010
Projected benefit obligation	$30.0	$6.9	$8.8
Accumulated benefit obligation	$21.2	$6.9	$1.6
Fair value of plan assets	$21.1	$—	$1.3

Components of Net Periodic Benefit Cost

The net periodic benefit costs for the U.S. Pension Plans and U.S. Retiree Medical Plan and International Pension Plans did not exceed $2.0 million in any comparative period.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income

	U.S. Pension Plans					U.S. Retiree Medical Plan
	Successor		Predecessor			Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Unrecognized actuarial (gain) loss	$21.6	$(8.2)	$(6.5)	$23.9	$24.1	$(0.8)	$(1.1)	$0.4	$2.7	$(1.7)
(Gain) loss recognized due to settlement	(0.4)	—	—	—	—	—	—	—	—	—
Prior service cost (credit)	—	—	—	—	—	(7.1)	—	—	—	—
Amortization of prior service cost (credit)	—	—	—	—	—	0.4	—	—	—	—
Recognized net actuarial gain (loss)	—	—	(0.7)	—	—	—	—	—	0.4	0.2

Total recognized in OCI	$21.2	$(8.2)	$(7.2)	$23.9	$24.1	$(7.5)	$(1.1)	$0.4	$3.1	$(1.5)

	International Pension Plans
	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Unrecognized actuarial (gain) loss	$1.3	$(3.4)	$(2.1)	$4.0	$0.4
Recognized net actuarial gain (loss)	0.6	—	—	—	—

Total recognized in OCI	$1.9	$(3.4)	$(2.1)	$4.0	$0.4

As of December 31, 2011, for the combined U.S. and International Pension Plans, we expected to amortize during calendar 2012 from accumulated other comprehensive income/(loss) into net periodic pension cost an estimated $1.2 million of net prior service cost.

Assumptions

The weighted-average assumptions used in computing the benefit obligations of the U.S. Pension Plans and U.S. Retiree Medical Plan are as follows:

	U.S. Pension Plans					U.S. Retiree Medical Plan
	Successor		Predecessor			Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Discount rate as of year-end	4.58%	5.35%	5.06%	5.20%	6.37%	4.58%	5.35%	5.06%	5.20%	6.37%

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	International Pension Plans
	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Discount rate as of year-end	4.82%	5.35%	4.98%	5.17%	6.00%
Range of compensation rate increase	3.44%	3.80%	3.52%	3.71%	3.53%

The discount rate used in the calculation of the benefit obligation at December 31, 2011 for the U.S. Plans is derived from a yield curve comprised of the yields of approximately 540 market-weighted corporate bonds, rated AA on average by Moody’s, Standard & Poors, and Fitch, matched against the cash flows of the U.S. Plans. The discount rate used in the calculation of the benefit obligation for the U.S. Plans in prior periods was derived from a yield curve comprised of the yields of approximately 360 equally-weighted corporate bonds, rated AA or better by Moody’s or Standard & Poors, matched against the cash flows of the U.S. Plans.

The weighted-average assumptions used in computing the net periodic benefit cost of the U.S. Pension Plans and the U.S. Retiree Medical Plan are as follows:

	U.S. Pension Plans					U.S. Retiree Medical Plan
	Successor		Predecessor			Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Discount rate	5.35%	5.06%	5.16%	6.37%	6.10%	5.35%	5.06%	5.16%	6.37%	6.10%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	8.25%	N/A	N/A	N/A	N/A	N/A

	International Pension Plans
	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Discount rate	5.38%	5.15%	5.09%	6.07%	5.89%
Range of compensation rate increase	3.79%	3.66%	3.58%	3.57%	3.88%
Expected long-term rate of return on plan assets	6.49%	6.10%	6.37%	6.42%	6.51%

The expected long-term rate of return on plan assets is determined by expected future returns on the asset categories in target investment allocation. These expected returns are based on historical returns for each asset’s category adjusted for an assessment of current market conditions.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The assumed healthcare cost trend rates are as follows:

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Healthcare cost trend rate assumed for next year	8.00%	8.00%	8.00%	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020	2020	2016

Assumed healthcare cost trend rates do not have a significant effect on the amounts reported for the postretirement healthcare plans, since a one-percentage point increase or decrease in the assumed healthcare cost trend rate would have a minimal effect on service and interest cost for the postretirement obligation.

Plan Assets

The fair value of the major categories of pension plan assets for U.S. and International Pension Plans at December 31, 2011 is presented below (in millions):

	Successor				Predecessor
	U.S. Pension Plans	International Pension Plan	U.S. Pension Plan	Internation Pension Plan	U.S. Pension Plans	International Pension Plans
	As of December 31,				As of June 30,
	2011		2010		2010
Level 2
Cash and Cash equivalents(a)	$1.0	$—	$8.0	$0.2	$7.7	$0.3
Equity Securities(b):
U.S.	64.4	3.6	58.1	4.0	49.2	3.2
Non — U.S.	13.3	10.5	13.6	10.7	11.8	8.3
Fixed Income(b):
Corporate Bonds and Notes	24.9	—	24.1	—	20.6	—
U.S. Government Treasuries	6.2	—	7.2	—	6.3	—
International Debt	7.6	—	5.7	—	4.9	—
Mortgage-Backed Securities	1.3	—	0.8	—	4.5	—
U.S. Government Agencies	2.3	—	1.8	—	1.9	—
Asset-Backed Securities	0.3	—	0.3	—	1.0	—
Municipal Bonds	3.1	—	1.1	—	0.8	—
Non-U.S. Bonds	0.8	6.6	0.3	6.8	0.2	6.2
Other(c)	3.8	0.4	1.1	0.4	0.8	0.3

Total fair value of plan assets	$129.0	$21.1	$122.1	$22.1	$109.7	$18.3

(a)	Short-term investments in money market funds and short term receivables for investments sold

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b)	Securities held in common commingled trust funds

(c)	Other securities held in common commingled trust funds including interest rate swaps and foreign currency contracts

We categorize plan assets within a three level fair value hierarchy as described in Note 2. Pooled funds are primarily classified as Level 2 and are valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. As of June 30, 2010, the fair value of plan assets for U.S. Pension Plans was $109.7 million and for International Pension Plans was $18.3 million.

The investment objective for the U.S. Pension Plans and International Pension Plans is to secure the benefit obligations to participants while minimizing our costs. The goal is to optimize the long-term return on plan assets at an average level of risk. The portfolio of equity securities, currently targeted at 60% for U.S. Pension Plan and 70% for International Plan, includes primarily large-capitalization companies with a mix of small-capitalization U.S. and foreign companies well diversified by industry. The portfolio of fixed income asset allocation, currently targeted at 40% for U.S. Plan and 30% for International Plan, is actively managed and consists of long duration fixed income securities primarily in U.S. debt markets and non — U.S. bonds with long-term maturities that help to reduce exposure to interest variation and to better correlate asset maturities with obligations.

Estimated Future Cash Flows

Total contributions to the U.S. Pension Plans and International Pension Plans were $6.2 million for 2011, $0.2 million for the period October 19, 2010 to December 31, 2010, $0.4 million for the period July 1, 2010 to October 18, 2010, $3.5 million for Fiscal 2010 and $25.7 million for Fiscal 2009.

The U.S. and International Pension Plans’ and U.S. Retiree Medical Plan’s expected contributions to be paid in the next year, the projected benefit payments for each of the next five years and the total aggregate amount for the subsequent five years are as follows:

	U.S. Pension Plans	International Pension Plans	U.S. Retiree Medical Plan*
Estimated Net Contributions During Year Ended 2012	$8.3	$0.6	$—
Estimated Future Year Benefit Payments During Years Ended December 31,:
2012	$8.1	$0.1	$1.1
2013	$7.6	$0.2	$1.1
2014	$8.2	$0.3	$1.1
2015	$8.3	$0.3	$1.0
2016	$8.7	$0.3	$1.1
2017 — 2021	$53.9	$2.6	$6.4

*	Net of Part D Subsidy

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 12.    Fair Value Measurements

Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, December 31, 2010 and June 30, 2010 (in millions):

Successor

	As of December 31, 2011				Fair Value Measurements as of December 31, 2011
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$3.3	$18.6	$—	$—	$—	$21.9	$—

Total	$3.3	$18.6	$—	$—	$—	$21.9	$—

Other investments:
Investments held in a rabbi trust	$—	$10.8	$—	$—	$10.8	$—	$—

Total	$—	$10.8	$—	$—	$10.8	$—	$—

	As of December 31, 2010				Fair Value Measurements as of December 31, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$11.1	$80.0	$—	$—	$—	$91.1	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—

Total	$11.2	$80.0	$—	$—	$—	$91.2	$—

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2010				Fair Value Measurements as of December 31, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(2.6)	$—	$—	$(2.6)	$—
Foreign currency forward contracts (asset)	7.8	—	—	—	—	7.8	—
Foreign currency forward contracts (liability)	—	—	(7.6)	—	—	(7.6)	—

Total	$7.8	$—	$(10.2)	$—	$—	$(2.4)	$—

Other investments:
Investments held in a rabbi trust	$—	$22.2	$—	$—	$22.2	$—	$—

Total	$—	$22.2	$—	$—	$22.2	$—	$—

Predecessor

	As of June 30, 2010				Fair Value Measurements as of June 30, 2010
	Carrying Value and Balance Sheet Location				Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Other liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	$—	$—	$—	$(26.1)	$—	$(26.1)	$—
Foreign currency forward contracts (asset)	0.1	—	—	—	—	0.1	—

Total	$0.1	$—	$—	$(26.1)	$—	$(26.0)	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts (asset)	$25.8	$—	$—	$—	$—	$25.8	$—
Foreign currency forward contracts (liability)	—	—	(2.6)	—	—	(2.6)	—

Total	$25.8	$—	$(2.6)	$—	$—	$23.2	$—

Other investments:
Investments held in a rabbi trust	$—	$19.9	$—	$—	$19.9	$—	$—

Total	$—	$19.9	$—	$—	$19.9	$—	$—

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

At December 31, 2011, the fair value of our variable rate term debt and bonds were estimated at $2.6 billion, compared to a carrying amount of $2.6 billion, net of original issuance discount. At December 31, 2010, the fair value of our variable rate term debt and bonds was estimated at $2.7 billion, compared to a carrying amount of $2.6 billion, net of original issuance discount. At June 30, 2010, the fair value of our variable rate term debt was estimated at $744.4 million, compared to a carrying amount of $753.7 million. Refer to Note 2 for inputs used to estimate fair value.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. Refer to Note 2 for inputs and valuation techniques used to measure fair value of these nonfinancial assets.

Note 13.    Derivative Instruments

Disclosures about Derivative Instruments and Hedging Activities

We enter into derivative instruments for risk management purposes, including derivatives designated as hedging instruments and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.

Interest Rate Caps

Following the Transactions, we entered into two deferred premium interest rate caps, one denominated in U.S. dollars (notional amount of $1.5 billion) and the other denominated in Euros (notional amount of €250 million) (the “Cap Agreements”). The six year Cap Agreements are a series of 25 individual caplets that reset and settle on the same dates as the New Credit Facilities. The deferred premium associated with the Cap Agreements was $47.7 million for the U.S. dollar denominated exposure and €9.4 million for the Euro denominated exposure. In connection with the Credit Agreement, we modified our interest rate cap denominated in Euros to reduce its notional amount by €50 million throughout the life of the caplets. Additionally, we entered into a new deferred premium interest rate cap agreement denominated in U.S. dollars (notional amount of $90 million) with a strike price of 1.50% (the “New Cap Agreement”). The terms of the New Cap Agreement are substantially similar to those described above and the Cap Agreements were not otherwise revised by these modifications.

Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above a strike price of 1.75% (1.50% for the New Cap Agreement), we will receive the net difference between the rate and the strike price. As disclosed in Note 8, we have elected our applicable rate per annum as Euro currency. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty. If LIBOR/EURIBOR resets below the strike price no payment is made by the counterparty. However, we would still be responsible for the deferred premium and interest.

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

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. At December 31, 2011, we had no foreign currency forward contracts outstanding.

Credit Risk

By entering into derivative instrument contracts, we are exposed to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty.

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following tables present the required quantitative disclosures for our derivative instruments (in millions):

	Successor
	2011
	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(67.2)	$—	$—	$(67.2)
Gain (loss) reclassified from AOCI into interest expense, net(1)	$0.5	$—	$—	$0.5
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$0.1	$0.1
Gain (loss) recognized in interest expense, net	$—	$(0.1)	$—	$(0.1)

(1)	Includes zero in gains for the fiscal year ended December 31, 2011 related to terminated hedges.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The net amount of pre-tax gains and losses in accumulated comprehensive income (loss) as of December 31, 2011 that we expect to be reclassified into earnings within the next 12 months is $3.6 million of losses.

	Successor				Predecessor
	October 19, 2010 to December 31, 2010				July 1, 2010 to October 18, 2010
	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$35.8	$—	$0.1	$35.9	$(2.4)	$(0.1)	$(2.5)
Gain (loss) reclassified from AOCI into interest expense, net(1)	$—	$—	$—	$—	$(4.9)	$—	$(4.9)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$(0.2)	$17.2	$17.0	$—	$(42.4)	$(42.4)

(1)	Includes $0.4 million of gain for the period of July 1, 2010 to October 18, 2010 related to terminated hedges and zero for the period October 19, 2010 to December 31, 2010.

	Predecessor
	Fiscal 2010
	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(16.4)	$(0.6)	$(17.0)
Gain (loss) reclassified from AOCI into interest expense, net(1)	$(21.1)	$—	$(21.1)
Gain (loss) reclassified from AOCI into royalty income	$—	$(0.8)	$(0.8)
Gain (loss) recognized in interest expense, net (ineffective portion)	$(0.2)	$—	$(0.2)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$44.6	$44.6

(1)	Includes $1.6 million of gain related to the terminated hedges for the fiscal year ended June 30, 2010.

Note 14.    Stockholders’ Equity

Dividends Paid

We paid a quarterly cash dividend of $0.0625 per share on September 30, 2010 to the Predecessor’s shareholders of record at the close of business on September 14, 2010. Total dividends paid by the Predecessor during the period July 1, 2010 to October 18, 2010 were $8.6 million. Total dividends paid to the Predecessor’s shareholders were $34.2 million in fiscal 2010 and $34.1 million in fiscal 2009.

Although we do not currently have a dividend policy, we may declare dividends periodically if our Board of Directors determines that it is in the best interests of the shareholders. The terms of the Credit Agreement and the

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Senior Notes Indenture limit our ability to pay cash dividends in certain circumstances. In addition, because we are a holding company, our ability to pay cash dividends on shares (including fractional shares) of our common stock may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, including the restrictions under the Credit Agreement and the Senior Notes Indenture. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors. During 2011, we made a dividend totaling $7.6 million to Burger King Capital Holdings, LLC.

Accumulated Other Comprehensive Income (Loss)

The following table displays the change in the components of accumulated other comprehensive income (loss) (in millions):

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Predecessor
Balances at June 30, 2008	$(0.1)	$(2.0)	$(6.3)	$(8.4)
Foreign currency translation adjustment	—	—	(6.0)	(6.0)
Net change in fair value of derivatives, net of tax of $10.6 million	(16.8)	—	—	(16.8)
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.4 million	(0.9)	—	—	(0.9)
Pension and post-retirement benefit plans, net of tax of $9.2 million	—	(13.8)	—	(13.8)

Balances at June 30, 2009	(17.8)	(15.8)	(12.3)	(45.9)

Foreign currency translation adjustment	—	—	(4.4)	(4.4)
Net change in fair value of derivatives, net of tax of $2.6 million	4.1	—	—	4.1
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.6 million	(1.0)	—	—	(1.0)
Pension and post-retirement benefit plans, net of tax of $11.3 million	—	(19.7)	—	(19.7)

Balances at June 30, 2010	$(14.7)	$(35.5)	$(16.7)	$(66.9)

Foreign currency translation adjustment	—	—	13.3	13.3
Net change in fair value of derivatives, net of tax of $1.1 million	1.7	—	—	1.7
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.2 million	(0.2)	—	—	(0.2)
Pension and post-retirement benefit plans, net of tax of $3.1 million	—	5.8	—	5.8

Balances at October 18, 2010	$(13.2)	$(29.7)	$(3.4)	$(46.3)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Derivatives	Pensions	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Successor
Balances at October 19, 2010	$—	$—	$—	$—
Foreign currency translation adjustment	—	—	(48.5)	(48.5)
Net change in fair value of derivatives, net of tax of $13.9 million	21.9	—	—	21.9
Pension and post-retirement benefit plans, net of tax of $3.9 million	—	8.8	—	8.8

Balances at December 31, 2010	$21.9	$8.8	$(48.5)	$(17.8)

Foreign currency translation adjustment	—	—	(44.3)	(44.3)
Net change in fair value of derivatives, net of tax of $26.4 million	(40.9)	—	—	(40.9)
Amounts reclassified to earnings during the period from terminated caps, net of tax of $0.4 million	(0.6)	—	—	(0.6)
Pension and post-retirement benefit plans, net of				—
tax of $5.5 million	—	(9.7)	—	(9.7)

Balances at December 31, 2011	$(19.6)	$(0.9)	$(92.8)	$(113.3)

Note 15.    Stock-based Compensation

Successor

On February 2, 2011, the Board of Directors of Parent approved and adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan generally provides for the grant of awards to employees, directors, consultants and other persons who provide services to our Parent and its subsidiaries, with respect to an aggregate of 6,650 shares (6.65 million millishares or .001 of one full share) of common stock of our Parent. The Omnibus Plan permits the grant of several types of awards with respect to the common stock, including stock options, restricted stock units, restricted stock and performance shares. If there is an event such as a return of capital or dividend that is determined to be dilutive, the exercise price of the awards may be adjusted accordingly.

During the 2011, Parent granted options to purchase up to 4,593,669 millishares to key employees and members of the Board of Directors of Parent under the 2011 Omnibus Plan. The exercise price per millishare was originally $15.82, which was reduced to $11.89 as a result of a Special Dividend paid by Parent on December 16, 2011. The options vest 100% on October 19, 2015, provided the employee is continuously employed by BKC or one of its subsidiaries or the director remains on the board of Parent, as applicable, and the options expire ten years following the grant date. Generally, if the Company terminates the employment of an option holder without cause prior to the vesting date, or if the employee dies, retires or becomes disabled, the employee will become vested in the number of options as if the options vested 20% of each anniversary of the grant date. The grant date fair value of the options granted was $1.96 per millishare and was estimated using the Black-Scholes option pricing model based on the following weighted-average input assumptions: exercise price of $15.82 per share; risk-free interest rate of 1.93%; expected term of 5.0 years; expected volatility of 35.0% based on the historical volatility of a group of our peers; and expected dividend yield of zero. The compensation cost related to these granted options will be recognized ratably over the requisite service period.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company recorded $1.2 million of share-based compensation expense, as well as $5.2 million of annual non-cash incentive compensation that eligible employees elected to receive as common equity in selling, general and administrative expenses for 2011. No stock options were exercised during 2011. Cancellations during 2011 were not significant. As of December 31, 2011, there was $6.1 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 3.8 years.

As a result of the Acquisition (see Note 1 — Transactions), the Predecessor’s unvested share-based compensation awards were accelerated to vest and, together with previously vested awards, were cancelled and settled in cash using the $24.00 purchase price per share of common stock paid by 3G in the Acquisition. Compensation expense resulting from the accelerated vesting of plan awards related to non-vested awards at the Acquisition Date totaling $30.4 million is included in selling, general and administrative expenses in our consolidated statements of operations for the period of October 19, 2010 to December 31, 2010.

Predecessor

The Predecessor recorded $5.8 million of stock-based compensation expense from July 1, 2010 through October 18, 2010, $17.0 million in Fiscal 2010 and $16.2 million in Fiscal 2009, in selling, general and administrative expenses.

Equity Incentive Plan and 2006 Omnibus Incentive Plan

Prior to the Acquisition, stock-based compensation expense for stock options was estimated on the grant date using a Black-Scholes option pricing model. The Predecessor’s specific weighted-average assumptions for the risk- free interest rate, expected term, expected volatility and expected dividend yield are discussed below. Additionally, the Predecessor was required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any quarterly or annual period could have been affected by changes in the Predecessor’s assumptions or changes in market conditions.

The Predecessor determined the expected term of stock options granted using the simplified method. Based on the results of applying the simplified method, the Predecessor determined that 6.25 years was an appropriate expected term for awards with four-year graded vesting.

The fair value of each stock option granted under the Plans during July 1, 2010 through October 18, 2010 and for Fiscal 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Predecessor
	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Risk-free interest rate	1.83%	2.92%	3.33%
Expected term (in years)	6.25	6.25	6.25
Expected volatility	38.34%	37.15%	31.80%
Expected dividend yield	1.43%	1.37%	0.96%

The weighted average grant date fair value of stock options granted was $6.02 during the period July 1, 2010 through October 18, 2010, $6.56 for Fiscal 2010 and $8.54 for Fiscal 2009. The total intrinsic value of stock options exercised was $3.2 million during the period July 1, 2010 through October 18, 2010, $8.1 million

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

for Fiscal 2010 and $11.4 million for Fiscal 2009. The related excess tax benefits from stock options exercised were $1.1 million offset by $1.5 million shortfalls recorded as operating cash flows for the period July 1, 2010 through October 18, 2010, $3.5 million for Fiscal 2010 and $3.3 million for Fiscal 2009.

Proceeds from stock options exercised were $4.0 million for the period July 1, 2010 through October 18, 2010, $4.2 million for Fiscal 2010 and $3.0 million for Fiscal 2009.

The weighted average grant date fair value of nonvested shares granted was $16.96 during the period July 1, 2010 through October 18, 2010, $18.35 for Fiscal 2010 and $25.10 for Fiscal 2009. The total intrinsic value of grants which vested and settled was $9.1 million during the period July 1, 2010 through October 18, 2010, $9.6 million for Fiscal 2010 and $1.1 million for Fiscal 2009.

The fair value of shares withheld by us to meet employees’ minimum statutory withholding tax requirements on the settlement of RSU’s was $2.5 million during the period July 1, 2010 through October 18, 2010, $2.7 million for Fiscal 2010 and $0.3 million for Fiscal 2009

Note 16.    Franchise and Property Revenues

Franchise and property revenues consist of the following (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Franchise royalties	$565.5	$107.4	$165.2	$529.5	$518.2
Initial franchise fees	13.3	2.6	1.7	10.9	13.8
Renewal franchise fees and other related fees	7.0	1.6	2.3	8.8	11.4
Property revenues	111.2	23.5	34.0	113.7	113.5

Total	$697.0	$135.1	$203.2	$662.9	$656.9

Refer to Note 9 for the components of property revenues.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 17.    Other Operating (Income) Expenses, net (including Restaurant Acquisitions, Closures and Dispositions)

Other Operating (Income) Expenses, net

Other operating (income) expenses, net, consist of the following (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$6.2	$5.8	$(3.2)	$(2.4)	$(8.5)
Litigation settlements and reserves, net	1.3	3.5	1.5	(0.2)	0.2
Foreign exchange net (gains) losses	(4.6)	(21.4)	(1.4)	(3.3)	8.4
Loss (income) from unconsolidated affiliates	1.2	0.3	0.5	0.1	(0.4)
Other, net	7.2	3.1	(1.0)	5.1	2.2

Other operating (income) expense, net	$11.3	$(8.7)	$(3.6)	$(0.7)	$1.9

Restaurant Acquisitions, Closures and Dispositions

Acquisitions

Restaurant acquisitions are summarized as follows (in millions, except for number of restaurants):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Number of restaurants acquired	2	—	1	39	87
Prepaids and other current assets	$—	$—	$—	$1.8	$1.0
Property and equipment, net	—	—	—	4.9	14.6
Goodwill and other intangible assets	—	—	—	7.6	55.7
Other assets, net	—	—	—	2.1	—
Assumed liabilities	—	—	—	(2.4)	(3.4)

Total purchase price	$—	$—	$—	$14.0	$67.9

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating (income) expenses, net in the accompanying consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Closures and dispositions are summarized as follows (in millions, except for number of restaurants):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Number of restaurant closures	18	5	8	34	19
Number of refranchisings	47	5	35	91	51
Net losses (gains) on disposal of assets, restaurant closures and refranchisings	$6.2	$5.8	$(3.2)	$(2.4)	$(8.5)

Note 18.    Commitments and Contingencies

Guarantees

We guarantee certain lease payments of franchisees arising from leases assigned in connection with sales of Company restaurants to franchisees, by remaining secondarily liable for base and contingent rents under the assigned leases of varying terms. The maximum contingent rent amount is not determinable as the amount is based on future revenues. In the event of default by the franchisees, we have typically retained the right to acquire possession of the related restaurants, subject to landlord consent. The aggregate contingent obligation arising from these assigned lease guarantees, excluding contingent rents, was $82.8 million as of December 31, 2011, expiring over an average period of seven years.

From time to time, we enter into agreements under which we guarantee loans made to qualified franchisees. As of December 31, 2011, there were $24.2 million of loans outstanding to franchisees under two such programs, with additional franchisee borrowing capacity of approximately $245.0 million remaining. Our maximum guarantee liability under these two programs is limited to an aggregate of $24.5 million, assuming full utilization of all borrowing capacity. As of December 31, 2011, the liability we recorded to reflect the fair value of these guarantee obligations was not significant. No events of default have occurred and no payments have been made by us in connection with these guarantees through December 31, 2011.

Other commitments arising out of normal business operations were $6.7 million as of December 31, 2011, of which over 99% was guaranteed under bank guarantee arrangements.

Letters of Credit

As of December 31, 2011, we had $16.8 million in irrevocable standby letters of credit outstanding, which were issued primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Of these letters of credit outstanding, $14.5 million are secured by the collateral under our Revolving Credit Facility. As of December 31, 2011, no amounts had been drawn on any of these irrevocable standby letters of credit.

As of December 31, 2011, we had posted bonds totaling $3.2 million, which related to certain utility deposits and capital projects.

Vendor Relationships

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

commitments are not subject to any time limit and as of December 31, 2011, we estimate it will take approximately 14 years for these purchase commitments to be completed. In the event of early termination of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of December 31, 2011, the deferred revenue associated with this contract totaled $4.5 million. Revenue recognized in connection with this arrangement was not material in 2011.

As of December 31, 2011, we had $6.1 million in aggregate contractual obligations for the year ended December 31, 2011 with vendors providing information technology and telecommunication services under multiple arrangements. These contracts extend up to four years with a termination fee ranging from $0.3 million to $2.0 million during those years. We also have separate arrangements for telecommunication services with an aggregate contractual obligation of $2.8 million over the next two years with no early termination fee.

We also enter into commitments to purchase advertising. As of December 31, 2011, commitments to purchase advertising totaled $104.3 million and run through September 2012.

Litigation

On July 30, 2008, BKC was sued by four Florida franchisees over its decision to mandate extended operating hours in the United States. The plaintiffs sought damages, declaratory relief and injunctive relief. The court dismissed the plaintiffs’ original complaint in November 2008. In December 2008, the plaintiffs filed an amended complaint. In August 2010, the court entered an order reaffirming the legal bases for dismissal of the original complaint, again holding that BKC had the authority under its franchise agreements to mandate extended operating hours. In February 2012, the plaintiffs filed a notice of voluntary dismissal with prejudice without either side paying any financial compensation nor any change to BKC’s extended hours policy.

On September 10, 2008, a class action lawsuit was filed against the Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by the Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, the Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit was filed with respect to the other 86 restaurants. The plaintiffs sought injunctive relief, statutory damages, attorneys’ fees and costs. In January 2012, BKC agreed to settle the lawsuit. The parties are finalizing the terms of the proposed settlement which will be submitted to the court for approval.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other

We carry insurance programs to cover claims such as workers’ compensation, general liability, automotive liability, executive risk and property, and are self-insured for healthcare claims for eligible participating employees. Through the use of insurance program deductibles (ranging from $0.1 million to $2.5 million) and self insurance, we retain a significant portion of the expected losses under these programs.

Insurance reserves have been recorded based on our estimate of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR), and such reserves include judgments and independent actuarial assumptions about economic conditions, the frequency or severity of claims and claim development patterns, and claim reserve, management and settlement practices. During 2010, we made a $1.5 million favorable adjustment to our self insurance reserve to adjust our IBNR confidence level and an additional adjustment of $3.3 million as a result of favorable developments in our claim trends. There were no comparable adjustments recorded during the current period. We had $32.3 million in accrued liabilities as of December 31, 2011, $34.4 million as of December 31, 2010 and $37.1 million as of June 30, 2010 for these claims.

Note 19.    Segment Reporting

We operate in the fast food hamburger category of the quick service segment of the restaurant industry. Revenues include retail sales at Company restaurants, franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees, and property revenues. Our business is managed in four distinct geographic segments: (1) U.S. and Canada; (2) Europe, the Middle East and Africa (“EMEA”); (3) Latin America and the Caribbean (“LAC”); and (4) Asia Pacific (“APAC”).

The unallocated amounts reflected in certain tables below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The following tables present revenues, segment income, depreciation and amortization, assets, long-lived assets and capital expenditures by geographic segment (in millions):

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Revenues:
United States and Canada	$1,569.1	$315.5	$483.2	$1,695.2	$1,743.0
EMEA	525.6	104.7	169.1	635.4	650.6
LAC	128.1	24.8	34.0	109.0	107.0
APAC	112.9	21.8	31.4	62.6	36.8

Total revenues	$2,335.7	$466.8	$717.7	$2,502.2	$2,537.4

For the 2011 and the periods October 19, 2010 to December 31, 2010 and July 1, 2010 to October 18, 2010, the United States represented 10% or more of our total revenues. Revenues in the United States totaled $1.4 billion in 2011, $283.7 million for the period of October 19, 2010 to December 31, 2010 and $437.4 million for the period July 1, 2010 to October 18, 2010.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For Fiscal 2010 and 2009, the United States and Germany each represented 10% or more of our total revenues. For fiscal 2010 revenues in the United States totaled $1.5 billion, and revenues in Germany totaled $281.9 million. For Fiscal 2009, revenues in the United States totaled $1.6 billion, and revenues in Germany totaled $307.2 million.

During the quarter ended December 31, 2011, we revised our measure of segment income from operating income to adjusted EBITDA and have revised our historical segment information to conform to this presentation. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, adjusted to exclude specifically identified items that management believes do not directly reflect our core operations and assists management in comparing segment performance by removing the impact of certain items that management believes do not reflect our core operations.

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Segment Income:
United States and Canada	$449.5	$77.2	$145.0	$450.5	$442.7
EMEA	146.0	20.1	30.8	85.3	84.7
LAC	63.9	9.5	12.3	43.4	43.4
APAC	26.7	4.9	7.1	18.3	12.5

Total	686.1	111.7	195.2	597.5	583.3
Unallocated Management G&A	(101.1)	(16.5)	(60.3)	(136.6)	(127.7)

Consolidated adjusted EBITDA	585.0	95.2	134.9	460.9	455.6
Share-based compensation and non-cash incentive compensation expense	6.4	—	5.8	17.0	16.2
Depreciation and amortization	136.4	27.6	31.2	111.7	98.1
Transaction costs	3.2	77.7	—	—	—
Global restructuring and related professional fees	46.5	67.2	—	—	—
Field optimization project costs	10.6	—	—	—	—
Global portfolio realignment project	7.6	—	—	—	—
Other operating (income) expenses, net	11.3	(8.7)	(3.6)	(0.7)	1.9

Income (loss) from operations	363.0	(68.6)	101.5	332.9	339.4
Interest expense, net	194.8	58.1	14.6	48.6	54.6
Loss on early extinguishment of debt	21.4	—	—	—	—
Income tax expense	39.8	(25.1)	15.8	97.5	84.7

Net income (loss)	107.0	(101.6)	71.1	186.8	200.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Depreciation and Amortization:
United States and Canada	$86.2	$16.8	$20.2	$72.8	$63.4
EMEA	22.6	4.4	3.5	14.8	13.7
LAC	6.7	1.8	1.5	4.9	5.6
APAC	7.6	2.3	1.5	3.2	2.0
Unallocated	13.3	2.3	4.5	16.0	13.4

Total depreciation and amortization	$136.4	$27.6	$31.2	$111.7	$98.1

	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	2010
Assets:
United States and Canada	$4,787.5	$4,904.4	$2,047.6
EMEA	568.9	542.8	482.8
LAC	53.4	64.0	66.8
APAC	141.0	129.8	109.7
Unallocated	32.7	42.1	40.3

Total assets	$5,583.5	$5,683.1	$2,747.2

The goodwill reflected in our consolidated balance sheet is $657.7 million as of December 31, 2011. We assigned $254.8 million of goodwill to U.S. and Canada, $198.8 million to EMEA, $137.9 million to LAC and $66.2 million to APAC.

	Successor		Predecessor
	As of December 31,		As of June 30,
	2011	2010	2010
Long-Lived Assets:
United States and Canada	$1,114.1	$1,170.9	$960.7
EMEA	73.9	93.9	96.2
LAC	28.8	37.9	38.0
APAC	19.2	21.4	17.4
Unallocated	32.7	42.1	40.3

Total long-lived assets	$1,268.7	$1,366.2	$1,152.6

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Long-lived assets include property and equipment, net, and net investment in property leased to franchisees. Only the United States represented 10% or more of our total long-lived assets as of December 31, 2011 and 2010 and June 30, 2010. Long-lived assets in the United States, including the unallocated portion, totaled $1,069.3 million as of December 31, 2011, $1,127.0 million as of December 31, 2010 and $923.2 million as of June 30, 2010. Refer to Note 1 for the impact of acquisition accounting adjustments.

	Successor		Predecessor
	2011	October 19, 2010 to December 31, 2010	July 1, 2010 to October 18, 2010	Fiscal 2010	Fiscal 2009
Capital Expenditures:
United States and Canada	$56.5	$17.4	$11.0	$99.9	$146.9
EMEA	11.1	3.3	0.9	22.9	25.7
LAC	1.8	1.1	0.3	5.4	7.6
APAC	3.8	2.1	2.3	8.0	5.0
Unallocated	8.9	4.5	3.7	14.1	18.8

Total capital expenditures	$82.1	$28.4	$18.2	$150.3	$204.0

Note 20.    Supplemental Financial Information

On October 19, 2010, BKC issued $800 million of 9 7/8% Senior Notes due 2018. These Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and the U.S. subsidiaries of BKC (the “Guarantors”).

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2011

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$287.1	$—	$171.7	$—	$458.8
Trade and notes receivable, net	101.1	—	51.7	—	152.8
Prepaids and other current assets, net	54.6	—	13.4	—	68.0
Deferred income taxes, net	42.0	—	1.1	—	43.1

Total current assets	484.8	—	237.9	—	722.7
Property and equipment, net	846.4	—	180.1	—	1,026.5
Intangible assets, net	1,572.4	—	1,250.9	—	2,823.3
Goodwill	657.7	—	—	—	657.7
Net investment in property leased to franchisees	222.9	—	19.3	—	242.2
Intercompany receivable	287.0	—	—	(287.0)	—
Investment in subsidiaries	1,110.5	1,449.2	—	(2,559.7)	—
Other assets, net	83.3	—	27.8	—	111.1

Total assets	$5,265.0	$1,449.2	$1,716.0	$(2,846.7)	$5,583.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$61.6	$—	$36.8	$—	$98.4
Accrued advertising	71.2	—	26.2	—	97.4
Other accrued liabilities	162.6	—	79.6	—	242.2
Current portion of long term debt and capital leases	30.8	—	2.7	—	33.5

Total current liabilities	326.2	—	145.3	—	471.5
Term debt, net of current portion	2,585.9	—	—	—	2,585.9
Capital leases, net of current portion	70.6	—	24.8	—	95.4
Other liabilities, net	299.3	—	66.9	—	366.2
Payables to affiliates	—	—	287.0	(287.0)	—
Deferred income taxes, net	533.8	—	81.5	—	615.3

Total liabilities	3,815.8	—	605.5	(287.0)	4,134.3
Stockholder’s equity:
Additional paid-in capital	1,556.1	1,557.1	1,138.4	(2,694.5)	1,557.1
Retained earnings (accumulated deficit)	6.4	5.4	63.4	(69.8)	5.4
Accumulated other comprehensive loss	(113.3)	(113.3)	(91.3)	204.6	(113.3)

Total stockholder’s equity	1,449.2	1,449.2	1,110.5	(2,559.7)	1,449.2

Total liabilities and stockholder’s equity	$5,265.0	$1,449.2	$1,716.0	$(2,846.7)	$5,583.5

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2010

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$132.8	$0.7	$73.5	$—	$207.0
Trade and notes receivable, net	99.7	—	53.8	—	153.5
Prepaids and other current assets, net	148.3	—	24.2	—	172.5
Deferred income taxes, net	22.3	—	0.9	—	23.2

Total current assets	403.1	0.7	152.4	—	556.2
Property and equipment, net	892.0	—	218.7	—	1,110.7
Intangible assets, net	1,596.6	—	1,297.3	—	2,893.9
Goodwill	666.5	—	—	—	666.5
Net investment in property leased to franchisees	235.0	—	20.5	—	255.5
Intercompany receivable	468.6	—	—	(468.6)	—
Investment in subsidiaries	926.8	1,444.0	—	(2,370.8)	—
Other assets, net	175.0	—	25.3	—	200.3

Total assets	$5,363.6	$1,444.7	$1,714.2	$(2,839.4)	$5,683.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$58.8	$—	$31.7	$—	$90.5
Accrued advertising	62.7	—	19.8	—	82.5
Other accrued liabilities	166.3	0.4	80.8	—	247.5
Current portion of long term debt and capital leases	33.8	—	2.4	—	36.2

Total current liabilities	321.6	0.4	134.7	—	456.7
Term debt, net of current portion	2,652.0	—	—	—	2,652.0
Capital leases, net of current portion	75.8	—	28.1	—	103.9
Other liabilities, net	327.2		74.7	—	401.9
Payables to affiliates	—	0.2	468.4	(468.6)	—
Deferred income taxes, net	543.0	—	81.5	—	624.5

Total liabilities	3,919.6	0.6	787.4	(468.6)	4,239.0
Stockholder’s equity:
Additional paid-in capital	1,562.5	1,563.5	997.2	(2,559.7)	1,563.5
(Accumulated deficit) retained earnings	(100.7)	(101.6)	(25.1)	125.8	(101.6)
Accumulated other comprehensive loss	(17.8)	(17.8)	(45.3)	63.1	(17.8)

Total stockholder’s equity	1,444.0	1,444.1	926.8	(2,370.8)	1,444.1

Total liabilities and stockholder’s equity	$5,363.6	$1,444.7	$1,714.2	$(2,839.4)	$5,683.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of June 30, 2010

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$70.2	$—	$117.4	$—	$187.6
Trade and notes receivable, net	101.0	—	41.9	—	142.9
Prepaids and other current assets	63.8	—	24.6	—	88.4
Deferred income taxes, net	14.0	—	1.1	—	15.1

Total current assets	249.0	—	185.0	—	434.0
Property and equipment, net	796.0	—	218.1	—	1,014.1
Intangible assets, net	748.6	—	276.8	—	1,025.4
Goodwill	25.6	—	5.4	—	31.0
Net investment in property leased to franchisees	127.3	—	11.2	—	138.5
Intercompany receivable	477.2	—	—	(477.2)	—
Investment in subsidiaries	135.7	1,205.0	—	(1,340.7)	—
Other assets, net	52.2	—	52.0	—	104.2

Total assets	$2,611.6	$1,205.0	$748.5	$(1,817.9)	$2,747.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and drafts payable	$72.9	$—	$34.0	$—	$106.9
Accrued advertising	42.5	—	29.4	—	71.9
Other accrued liabilities	137.4	0.5	63.0	—	200.9
Current portion of long term debt and capital leases	91.6	—	1.7	—	93.3

Total current liabilities	344.4	0.5	128.1	—	473.0
Term debt, net of current portion	667.4	—	0.3	—	667.7
Capital leases, net of current portion	47.1	—	18.2	—	65.3
Other liabilities, net	281.3	0.3	63.0	—	344.6
Payables to affiliates	—	75.8	401.4	(477.2)	—
Deferred income taxes, net	66.4	—	1.8	—	68.2

Total liabilities	1,406.6	76.6	612.8	(477.2)	1,618.8
Stockholders’ equity:
Common stock	—	1.4	—	—	1.4
Additional paid-in capital	571.3	647.2	53.8	(625.1)	647.2
Retained earnings	700.6	608.0	99.7	(800.3)	608.0
Accumulated other comprehensive loss	(66.9)	(66.9)	(17.8)	84.7	(66.9)
Treasury stock	—	(61.3)	—	—	(61.3)

Total stockholders’ equity	1,205.0	1,128.4	135.7	(1,340.7)	1,128.4

Total liabilities and stockholders’ equity	$2,611.6	$1,205.0	$748.5	$(1,817.9)	$2,747.2

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

2011

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In millions)
Revenues:
Company restaurant revenues	$1,026.4	$—	$612.3	$—	$1,638.7
Franchise and property revenues	444.3	—	252.7	—	697.0
Intercompany revenues	7.1	—	—	(7.1)	—

Total revenues	1,477.8	—	865.0	(7.1)	2,335.7
Company restaurant expenses:
Food, paper and product costs	331.4	—	193.3	—	524.7
Payroll and employee benefits	309.1	—	172.1	—	481.2
Occupancy and other operating costs	260.5	—	181.0	—	441.5

Total Company restaurant expenses	901.0	—	546.4	—	1,447.4
Franchise and franchise property expenses	63.2	—	33.9	—	97.1
Selling, general and administrative expenses	267.5	—	149.4	—	416.9
Intercompany expenses	—	—	7.1	(7.1)	—
Other operating (income) expense, net	3.5	—	7.8	—	11.3

Total operating costs and expenses	1,235.2	—	744.6	(7.1)	1,972.7

Income from operations	242.6	—	120.4	—	363.0

Interest expense, net	193.2	—	1.6	—	194.8
Intercompany interest (income) expense	(9.7)	—	9.7	—	—
Loss on early extinguishment of debt	21.4	—	—	—	21.4

Income before income taxes	37.7	—	109.1	—	146.8
Income tax expense	19.2	—	20.6	—	39.8

Income from continuing operations	18.5	—	88.5	—	107.0
Equity in earnings of subsidiaries	88.5	107.0	—	(195.5)	—

Net income	$107.0	$107.0	$88.5	$(195.5)	$107.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

October 19, 2010 to December 31, 2010

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In millions)
Revenues:
Company restaurant revenues	$208.2	$—	$123.5	$—	$331.7
Franchise and property revenues	87.7	—	47.4	—	135.1
Intercompany revenues	1.3	—	—	(1.3)	—

Total revenues	297.2	—	170.9	(1.3)	466.8
Company restaurant expenses:
Food, paper and product costs	63.9	—	38.9	—	102.8
Payroll and employee benefits	63.1	—	35.2	—	98.3
Occupancy and other operating costs	52.7	—	39.0	—	91.7

Total Company restaurant expenses	179.7	—	113.1	—	292.8
Franchise and franchise property expenses	13.4	—	7.9	—	21.3
Selling, general and administrative expenses	171.9	0.9	57.2	—	230.0
Intercompany expenses	—	—	1.3	(1.3)	—
Other operating (income) expense, net	(9.6)	—	0.9	—	(8.7)

Total operating costs and expenses	355.4	0.9	180.4	(1.3)	535.4

Income (loss) from operations	(58.2)	(0.9)	(9.5)	—	(68.6)
Interest expense, net	55.8	—	2.3	—	58.1

Income (loss) before income taxes	(114.0)	(0.9)	(11.8)	—	(126.7)
Income tax expense (benefit)	(38.4)	—	13.3	—	(25.1)

Income (loss) from continuing operations	(75.6)	(0.9)	(25.1)	—	(101.6)
Equity in earnings of subsidiaries	(25.1)	(100.7)	—	125.8	—

Net income (loss)	$(100.7)	$(101.6)	$(25.1)	$125.8	$(101.6)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

July 1, 2010 to October 18, 2010

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In millions)
Revenues:
Company restaurant revenues	$320.7	$—	$193.8	$—	$514.5
Franchise and property revenues	133.2	—	70.0	—	203.2
Intercompany revenues	1.9	—	2.6	(4.5)	—

Total revenues	455.8	—	266.4	(4.5)	717.7
Company restaurant expenses:
Food, paper and product costs	102.6	—	60.0	—	162.6
Payroll and employee benefits	98.0	—	56.2	—	154.2
Occupancy and other operating costs	73.1	—	54.6	—	127.7

Total company restaurant expenses	273.7	—	170.8	—	444.5
Franchise and franchise property expenses	13.7	—	8.5	—	22.2
Selling, general and administrative expenses	97.7	—	55.4	—	153.1
Intercompany expenses	2.6	—	1.9	(4.5)	—
Other operating (income) expense, net	(4.0)	—	0.4	—	(3.6)

Total operating costs and expenses	383.7	—	237.0	(4.5)	616.2

Income from operations	72.1	—	29.4	—	101.5
Interest expense, net	10.9	—	3.7	—	14.6

Income before income taxes	61.2	—	25.7	—	86.9
Income tax expense (benefit)	19.6	—	(3.8)	—	15.8

Income from continuing operations	41.6	—	29.5	—	71.1
Equity in earnings of subsidiaries	29.5	71.1	—	(100.6)	—

Net income	$71.1	$71.1	$29.5	$(100.6)	$71.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Fiscal 2010

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In millions)
Revenues:
Company restaurant revenues	$1,153.1	$—	$686.2	$—	$1,839.3
Franchise and property revenues	443.6	—	219.3	—	662.9
Intercompany royalties	6.0	—	6.6	(12.6)	—

Total revenues	1,602.7	—	912.1	(12.6)	2,502.2
Company restaurant expenses:
Food, paper and product costs	373.6	—	211.4	—	585.0
Payroll and employee benefits	356.3	—	212.4	—	568.7
Occupancy and other operating costs	265.4	—	195.7	—	461.1

Total company restaurant expenses	995.3	—	619.5	—	1,614.8
Franchise and franchise property expenses	38.6	—	26.8	—	65.4
Selling, general and administrative expenses	297.7	—	192.1	—	489.8
Intercompany selling, general and administrative expenses	6.6	—	6.0	(12.6)	—
Other operating (income) expense, net	(0.5)	—	(0.2)	—	(0.7)

Total operating costs and expenses	1,337.7	—	844.2	(12.6)	2,169.3

Income from operations	265.0	—	67.9	—	332.9
Interest expense, net	36.6	—	12.0	—	48.6

Income before income taxes	228.4	—	55.9	—	284.3
Income tax expense	85.4	—	12.1	—	97.5

Income from continuing operations	143.0	—	43.8	—	186.8
Equity in earnings of subsidiaries	43.8	186.8	—	(230.6)	—

Net income	$186.8	$186.8	$43.8	(230.6)	$186.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Fiscal 2009

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In millions)
Revenues:
Company restaurant revenues	$1,192.9	$—	$687.6	$—	$1,880.5
Franchise and property revenues	449.8	—	207.1	—	656.9
Intercompany royalties	14.3	—	—	(14.3)	—

Total revenues	1,657.0	—	894.7	(14.3)	2,537.4
Company restaurant expenses:
Food, paper and product costs	389.6	—	214.1	—	603.7
Payroll and employee benefits	369.8	—	212.4	—	582.2
Occupancy and other operating costs	272.3	—	185.5	—	457.8

Total company restaurant expenses	1,031.7	—	612.0	—	1,643.7
Franchise and franchise property expenses	34.9	—	29.4	—	64.3
Selling, general and administrative expenses	311.2	—	176.9	—	488.1
Intercompany selling, general and administrative expenses	—	—	14.3	(14.3)	—
Other operating (income) expense, net	6.4	—	(4.5)	—	1.9

Total operating costs and expenses	1,384.2	—	828.1	(14.3)	2,198.0

Income from operations	272.8	—	66.6	—	339.4
Interest expense, net	32.2	—	22.4	—	54.6

Income before income taxes	240.6	—	44.2	—	284.8
Income tax expense	78.4	—	6.3	—	84.7

Income from continuing operations	162.2	—	37.9	—	200.1
Equity in earnings of subsidiaries	37.9	200.1	—	(238.0)	—

Net income	$200.1	$200.1	$37.9	(238.0)	$200.1

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

2011

(Unaudited)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
	(In millions)
Cash flows from operating activities:
Net income	$107.0	$107.0	$88.5	$(195.5)	$107.0
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(88.5)	(107.0)	—	195.5	—
Depreciation and amortization	91.2	—	45.2	—	136.4
Loss on early extinguishment of debt	21.4	—	—	—	21.4
Amortization of deferred financing cost and debt issuance discount	14.5	—	—	—	14.5
Loss on hedging activities	0.5	—	—	—	0.5
Loss (gain) on remeasurement of foreign denominated transactions	0.6	—	(0.2)	—	0.4
(Gain) loss on refranchisings and dispositions of assets	(4.1)	—	3.1		(1.0)
Impairment of non-restaurant properties	2.0	—	0.3	—	2.3
Bad debt expense, net of recoveries	6.0	—	0.1	—	6.1
Share-based compensation and non-cash incentive compensation expense	4.7	—	1.7		6.4
Deferred income taxes	(36.8)	—	6.4	—	(30.4)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(9.6)	—	3.6	—	(6.0)
Prepaids and other current assets	96.4	—	9.1	—	105.5
Accounts and drafts payable	2.8	—	5.9	—	8.7
Accrued advertising	11.3	—	7.0	—	18.3
Other accrued liabilities	10.5	—	7.9	—	18.4
Other long-term assets and liabilities	12.3	—	(9.7)	(4.9)	(2.3)

Net cash provided by operating activities	242.2	—	168.9	(4.9)	406.2

Cash flows from investing activities:
Payments for property and equipment	(62.5)	—	(19.6)	—	(82.1)
Proceeds from refranchisings, disposition of assets and restaurant closures	15.6	—	14.3	—	29.9
Investments in / advances to unconsolidated entities	—	—	(4.5)	—	(4.5)
Return of investment on direct financing leases	13.5	—	1.1	—	14.6
Other investing activities	0.7	—	—	—	0.7

Net cash used for investing activities	(32.7)	—	(8.7)	—	(41.4)

Cash flows from financing activities:
Proceeds from term debt	1,860.0	—	—	—	1,860.0
Repayments of term debt and capital leases	(1,870.8)	—	(3.7)	—	(1,874.5)
Extinguishment of debt	(63.0)				(63.0)
Payment of deferred financing costs	(23.1)	—	—	—	(23.1)
Dividend to Parent	(7.6)	—	—	—	(7.6)
Capital distribution from Parent	0.7	(0.7)	—	—	—
Intercompany Financing	43.6	—	(48.5)	4.9	—

Net cash used for financing activities	(60.2)	(0.7)	(52.2)	4.9	(108.2)

Effect of exchange rates on cash and cash equivalents	5.0		(9.8)	—	(4.8)
Increase (decrease) in cash and cash equivalents	154.3	(0.7)	98.2	—	251.8
Cash and cash equivalents at beginning of period	132.8	0.7	73.5	—	207.0

Cash and cash equivalents at end of period	$287.1	$—	$171.7	$—	$458.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

October 19, 2010 to December 31, 2010

(Unaudited)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
	(In millions)
Cash flows from operating activities:
Net loss	$(100.7)	$(101.6)	$(25.1)	$125.8	$(101.6)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Equity in earnings of subsidiary	25.1	100.7	—	(125.8)	—
Depreciation and amortization	16.6	—	11.0	—	27.6
Amortization of deferred financing cost and debt issuance discount	2.6	—	—	—	2.6
(Gain) loss on remeasurement of foreign denominated transactions	(2.0)	—	(1.2)	—	(3.2)
Loss on refranchisings and dispositions of assets	0.8	—	—	—	0.8
Impairment of non-restaurant properties	0.6	—	—	—	0.6
Bad debt expense, net of recoveries	2.1	—	0.7	—	2.8
Deferred income taxes	(20.4)	—	10.6	—	(9.8)
Changes in current assets and liabilities, excluding acquisitions and dispositions:				—
Trade and notes receivables	(25.8)	—	(6.7)	—	(32.5)
Prepaids and other current assets	(72.6)	—	2.0	—	(70.6)
Accounts and drafts payable	(35.4)	—	8.9	—	(26.5)
Accrued advertising	9.1	—	(2.3)	—	6.8
Other accrued liabilities	45.1		13.0	—	58.1
Other long-term assets and liabilities	21.8	—	(3.2)	(0.2)	18.4

Net cash (used for) provided by operating activities	(133.1)	(0.9)	7.7	(0.2)	(126.5)

Cash flows from investing activities:
Payments for property and equipment	(18.4)	—	(10.0)	—	(28.4)
Proceeds from refranchisings, disposition of assets and restaurant closures	2.2	—	3.5	—	5.7
Return of investment on direct financing leases	1.9	—	0.2	—	2.1
Other investing activities	1.4	—	—	—	1.4
Net payment for purchase of BKH	—	(3,325.4)	—	—	(3,325.4)

Net cash used for investing activities	(12.9)	(3,325.4)	(6.3)	—	(3,344.6)

Cash flows from financing activities:
Repayments of term debt and capital leases	(3.2)	—	—	—	(3.2)
Proceeds from New Term Loans and other debt	—	1,837.1	—	—	1,837.1
Proceeds from Senior Notes	—	800.0	—	—	800.0
Payment of deferred financing cost	(69.2)	—	—	—	(69.2)
Extinguishment of debt	(731.8)	—	—	—	(731.8)
Capital contribution from 3G	—	1,563.5	—	—	1,563.5
Capital distribution from Parent	875.2	(875.2)	—	—	—
Intercompany Financing	(3.9)	0.9	2.8	0.2	—

Net cash provided by financing activities	67.1	3,326.3	2.8	0.2	3,396.4

Effect of exchange rates on cash and cash equivalents	(0.4)	—	(4.3)	—	(4.7)
Decrease in cash and cash equivalents	(79.3)	—	(0.1)	—	(79.4)
Cash and cash equivalents at beginning of period	212.2	0.7	73.5	—	286.4

Cash and cash equivalents at end of period	$132.9	$0.7	$73.4	$—	$207.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

July 1, 2010 to October 18, 2010

(Unaudited)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
	(In millions)
Cash flows from operating activities:
Net income	$71.1	$71.1	$29.5	$(100.6)	$71.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in earnings of subsidiary	(29.5)	(71.1)	—	100.6	—
Depreciation and amortization	22.4	—	8.8	—	31.2
Amortization of deferred financing cost	0.6	—	—	—	0.6
Impairment of non-restaurant properties	0.1	—	—	—	0.1
Gain on hedging activities	(0.4)	—	—	—	(0.4)
(Gain) loss on remeasurement of foreign denominated transactions	(43.2)	—	1.7	—	(41.5)
Gain on refranchisings and dispositions of assets	(1.1)	—	(3.5)	—	(4.6)
Bad debt expense, net of recoveries	1.2	—	0.9	—	2.1
Share-based compensation	5.2	—	0.6	—	5.8
Deferred income taxes	5.8	—	(7.2)	—	(1.4)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	29.7	—	2.3	—	32.0
Prepaids and other current assets	1.8	—	(4.0)	—	(2.2)
Accounts and drafts payable	21.0	—	(12.0)	—	9.0
Accrued advertising	11.0	—	(9.7)	—	1.3
Other accrued liabilities	21.0	—	8.4	—	29.4
Other long-term assets and liabilities	(4.3)	(0.8)	(3.8)	(2.3)	(11.2)

Net cash provided by (used for) operating activities	112.4	(0.8)	12.0	(2.3)	121.3

Cash flows from investing activities:
Payments for property and equipment	(13.4)	—	(4.8)	—	(18.2)
Proceeds from refranchisings, disposition of assets and restaurant closures	2.9	—	6.7	—	9.6
Return of investment on direct financing leases	2.3	—	0.3	—	2.6
Other investing activities	1.2	—	—	—	1.2

Net cash (used for) provided by investing activities	(7.0)	—	2.2	—	(4.8)

Cash flows from financing activities:
Repayments of term debt and capital leases	(23.1)	—	(0.4)	—	(23.5)
Dividends paid on common stock	—	(8.6)	—	—	(8.6)
Proceeds from stock option exercises	—	3.9	—	—	3.9
Excess tax benefits from share-based compensation	1.1	—	—	—	1.1
Repurchases of common stock	—	(2.5)	—	—	(2.5)
Intercompany Financing	61.5	8.7	(72.5)	2.3	—

Net cash provided by (used for) financing activities	39.5	1.5	(72.9)	2.3	(29.6)

Effect of exchange rates on cash and cash equivalents	(2.9)		14.8	—	11.9
Increase (decrease) in cash and cash equivalents	142.0	0.7	(43.9)	—	98.8
Cash and cash equivalents at beginning of period	70.2	—	117.4	—	187.6

Cash and cash equivalents at end of period	$212.2	$0.7	$73.5	$—	$286.4

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Fiscal 2010

(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In millions)
Cash flows from operating activities:
Net income	$186.8	$186.8	$43.8	$(230.6)	$186.8
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(43.8)	(186.8)	—	230.6	—
Depreciation and amortization	81.0	—	30.7	—	111.7
Amortization of deferred financing cost	2.1	—	—	—	2.1
Impairment of non-restaurant properties	2.3	—	0.6	—	2.9
Gain on hedging activities	(1.6)	—	—	—	(1.6)
Loss (gain) on remeasurement of foreign denominated transactions	44.4	—	(3.5)	—	40.9
Gain on refranchisings and dispositions of assets	(3.3)	—	(6.2)	—	(9.5)
Bad debt expense, net of recoveries	(0.7)	—	1.5	—	0.8
Share-based compensation	14.3	—	2.7	—	17.0
Deferred income taxes	16.0	—	0.9	—	16.9
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	(9.8)	—	(6.1)	—	(15.9)
Prepaids and other current assets	0.2	—	(1.6)	—	(1.4)
Accounts and drafts payable	(18.9)	—	(1.9)	—	(20.8)
Accrued advertising	(0.5)	—	6.9	—	6.4
Other accrued liabilities	(20.6)	—	(1.7)	—	(22.3)
Other long-term assets and liabilities	(2.2)	—	(0.7)	(0.7)	(3.6)

Net cash provided by operating activities	245.7	—	65.4	(0.7)	310.4

Cash flows from investing activities:
Payments for property and equipment	(106.6)	—	(43.7)	—	(150.3)
Proceeds from refranchisings, disposition of assets and restaurant closures	12.7	—	8.8	—	21.5
Payments for acquired franchisee operations, net of cash acquired	(0.1)	—	(13.9)	—	(14.0)
Return of investment on direct financing leases	7.4	—	0.8	—	8.2
Other investing activities	2.7	—	(3.0)	—	(0.3)

Net cash used for investing activities	(83.9)	—	(51.0)	—	(134.9)

Cash flows from financing activities:
Repayments of term debt and capital leases	(66.1)	—	(1.6)	—	(67.7)
Borrowings under revolving credit facility	38.5	—	—	—	38.5
Repayments of revolving credit facility	(38.5)	—	—	—	(38.5)
Capital contributions from Parent	(2.7)		2.7	—	—
Dividends paid on common stock	—	(34.2)	—	—	(34.2)
Proceeds from stock option exercises	—	4.2	—	—	4.2
Excess tax benefits from share-based compensation	3.4	—	0.1	—	3.5
Repurchases of common stock	—	(2.7)	—	—	(2.7)
Intercompany Financing	(45.4)	32.7	12.0	0.7	—

Net cash (used for) provided by financing activities	(110.8)	—	13.2	0.7	(96.9)

Effect of exchange rates on cash and cash equivalents	0.1	—	(12.8)	—	(12.7)
Increase in cash and cash equivalents	51.1	—	14.8	—	65.9
Cash and cash equivalents at beginning of period	19.1	—	102.6	—	121.7

Cash and cash equivalents at end of period	$70.2	$—	$117.4	$—	$187.6

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Fiscal 2009

(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In millions)
Cash flows from operating activities:
Net income	$200.1	$200.1	$37.9	$(238.0)	$200.1
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(37.9)	(200.1)	—	238.0	—
Depreciation and amortization	70.3	—	27.8	—	98.1
Amortization of deferred financing cost	1.9	—	—	—	1.9
Impairment of long-lived assets	—	—	0.5	—	0.5
Gain on hedging activities	(1.3)	—	—	—	(1.3)
Loss on remeasurement of foreign denominated transactions	50.1	—	—	—	50.1
Gain on refranchisings and dispositions of assets	(4.8)	—	(6.2)	—	(11.0)
Bad debt expense, net of recoveries	(1.7)	—	2.4	—	0.7
Share-based compensation	14.3	—	1.9	—	16.2
Deferred income taxes	15.5	—	(3.4)	—	12.1
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	4.6	—	(2.5)	—	2.1
Prepaids and other current assets	(35.4)	—	—	—	(35.4)
Accounts and drafts payable	7.4	—	(4.1)	—	3.3
Accrued advertising	(19.7)	—	12.0	—	(7.7)
Other accrued liabilities	(11.4)	—	(9.4)	—	(20.8)
Other long-term assets and liabilities	(2.5)	0.4	3.2	0.8	1.9

Net cash provided by operating activities	249.5	0.4	60.1	0.8	310.8

Cash flows from investing activities:
Payments for property and equipment	(150.9)	—	(53.1)	—	(204.0)
Proceeds from refranchisings, disposition of assets and restaurant closures	19.2	—	7.2	—	26.4
Payments for acquired franchisee operations, net of cash acquired	(67.0)	—	(0.9)	—	(67.9)
Return of investment on direct financing leases	7.4	—	0.5	—	7.9
Other investing activities	0.9	—	(5.3)	—	(4.4)

Net cash used for investing activities	(190.4)	—	(51.6)	—	(242.0)

Cash flows from financing activities:
Repayments of term debt and capital leases	(6.2)	—	(1.2)	—	(7.4)
Borrowings under revolving credit facility	94.3	—	—	—	94.3
Repayments of revolving credit facility	(144.3)	—	—	—	(144.3)
Capital contributions from Parent	(3.9)	—	3.9	—	—
Dividends paid on common stock	—	(34.1)	—	—	(34.1)
Proceeds from stock option exercises	—	3.0	—	—	3.0
Excess tax benefits from share-based compensation	3.9	—	(0.6)	—	3.3
Repurchases of common stock	—	(20.3)	—	—	(20.3)
Intercompany Financing	(33.2)	51.0	(17.0)	(0.8)	—

Net cash used for financing activities	(89.4)	(0.4)	(14.9)	(0.8)	(105.5)

Effect of exchange rates on cash and cash equivalents	(0.1)	—	(7.5)	—	(7.6)
Decrease in cash and cash equivalents	(30.4)	—	(13.9)	—	(44.3)
Cash and cash equivalents at beginning of period	49.5	—	116.5	—	166.0

Cash and cash equivalents at end of period	$19.1	$—	$102.6	$—	$121.7

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On April 19, 2011, BKCH, our direct parent, and Burger King Capital Finance, Inc., a Delaware corporation and another direct subsidiary of BKCH (“BK Finance” and, together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in the aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. Until April 15, 2016, no cash interest will accrue, but the Discount Notes will accrete at a rate of 11.0% per annum compounded semi-annually such that the accreted value on April 15, 2016 will be equal to the principal amount at maturity. Thereafter, cash interest on the Discount Notes will accrue at a rate equal to 11.0% per annum and will be payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2016. The Discount Notes will mature on April 15, 2019. Neither we nor BKC are a guarantor of the Discount Notes. The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service the Discount Notes is expected to be funded through distributions from BKH.

On October 19, 2011, the Board of Managers of BKCH approved a distribution to Parent. On December 16, 2011, the Board of Directors of Parent paid a return of capital distribution to the shareholders of Parent, including 3G, in the amount of $393.4 million, representing the net proceeds from the sale of the Discount Notes.

We are presenting the following condensed consolidating financial information for us and the Issuers, together with eliminations, as of and for the periods indicated in accordance with the Indenture. The consolidating financial information may not necessarily be indicative of the financial position or results of operations had the Issuers operated as independent entities.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2011

(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$458.8	$—	$—	$458.8
Trade and notes receivable, net	152.8	—	—	152.8
Prepaids and other current assets	68.0	1.2	—	69.2
Deferred income taxes, net	43.1	—	—	43.1

Total current assets	722.7	1.2	—	723.9
Property and equipment, net	1,026.5	—	—	1,026.5
Intangible assets, net	2,823.3	—	—	2,823.3
Goodwill	657.7	—	—	657.7
Net investment in property leased to franchisees	242.2	—	—	242.2
Investment in subsidiaries	—	1,449.2	(1,449.2)	—
Other assets, net	111.1	18.9	—	130.0

Total assets	$5,583.5	$1,469.3	$(1,449.2)	$5,603.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts and drafts payable	$98.4	$—	$—	$98.4
Accrued advertising	97.4	—	—	97.4
Other accrued liabilities	242.2	0.5	—	242.7
Current portion of long term debt and capital leases	33.5	—	—	33.5

Total current liabilities	471.5	0.5	—	472.0
Term debt, net of current portion	2,585.9	424.4	—	3,010.3
Capital leases, net of current portion	95.4	—	—	95.4
Other liabilities, net	366.2	—	—	366.2
Deferred income taxes, net	615.3	—	—	615.3

Total liabilities	4,134.3	424.9	—	4,559.2

Stockholder’s equity:
Additional paid-in capital	1,557.1	1,172.3	(1,557.1)	1,172.3
Retained earnings (accumulated deficit)	5.4	(14.6)	(5.4)	(14.6)
Accumulated other comprehensive loss	(113.3)	(113.3)	113.3	(113.3)

Total stockholder’s equity	1,449.2	1,044.4	(1,449.2)	1,044.4

Total liabilities and stockholder’s equity	$5,583.5	$1,469.3	$(1,449.2)	$5,603.6

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor

BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

2011

(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
	(In millions)
Revenues:
Company restaurant revenues	$1,638.7	$—	$—	$1,638.7
Franchise and property revenues	697.0	—	—	697.0

Total revenues	2,335.7	—	—	2,335.7
Company restaurant expenses:
Food, paper and product costs	524.7	—	—	524.7
Payroll and employee benefits	481.2	—	—	481.2
Occupancy and other operating costs	441.5	—	—	441.5

Total Company restaurant expenses	1,447.4	—	—	1,447.4
Franchise and franchise property expenses	97.1	—	—	97.1
Selling, general and administrative expenses	416.9	—	—	416.9
Intercompany expenses	—	—	—	—
Other operating (income) expense, net	11.3	—	—	11.3

Total operating costs and expenses	1,972.7	—	—	1,972.7

Income from operations	363.0	—	—	363.0

Interest expense, net	194.8	31.6	—	226.4
Loss on early extinguishment of debt	21.4	—	—	21.4

Income (loss) before income taxes	146.8	(31.6)	—	115.2
Income tax expense (benefit)	39.8	(11.6)	—	28.2

Income (loss) from continuing operations	107.0	(20.0)	—	87.0
Equity in earnings of subsidiaries	—	107.0	(107.0)	—

Net income	$107.0	$87.0	$(107.0)	$87.0

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Form 10-K.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item will be filed by amendment prior to March 30, 2012.

Item 11.    Executive Compensation

The information required by this Item will be filed by amendment prior to March 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be filed by amendment prior to March 30, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be filed by amendment prior to March 30, 2012.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be filed by amendment prior to March 30, 2012.

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

(3) Exhibits

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description	Where Found

2.12	Agreement and Plan of Merger	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010

3.1	Amended and Restated Certificate of Incorporation of Burger King Holdings, Inc.	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

3.2	Bylaws of Burger King Holdings, Inc.	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

4.1	Indenture, dated October 19, 2010, between Blue Acquisition Sub, Inc. and Wilmington Trust FSB, as trustee	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

4.2	Supplemental Indenture, dated October 19, 2010, among Blue Acquisition Sub, Inc., Burger King Corporation, Burger King Holdings, Inc., Wilmington Trust FSB, as trustee, and the subsidiary guarantors party thereto	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

4.3	Form of 9 7/8% Senior Notes due 2018 (included in Exhibit 4.2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

10.10†	Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)

10.34†	Form of Option Award Agreement under the Burger King Holdings, Inc. Equity Incentive Plan	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-131897)

10.40†	Burger King Savings Plan, including all amendments thereto	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-144592)

10.44†	Form of Performance Award Agreement for Restricted Stock Units	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed October 26, 2007

10.54†	Amended and Restated Employment Agreement between Ben K. Wells and Burger King Corporation dated December 8, 2008	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed August 27, 2009

10.59†	Amended and Restated Employment Agreement between John W. Chidsey and Burger King Corporation dated April 1, 2010	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed April 30, 2010

10.62†	Amendment No. 1, dated as of September 1, 2010, to the Amended and Restated Employment Agreement by and between Burger King Corporation and John W. Chidsey, dated as of April 1, 2010	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010

Exhibit Number	Description	Where Found

10.63†	Amendment No. 1, dated as of September 1, 2010, to the Amended and Restated Employment Agreement by and between Burger King Corporation and Ben Wells, dated as of December 8, 2008	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010

10.64(a)†	Amended and Restated Employment Agreement by and between Burger King Corporation and Anne Chwat, dated as of December 8, 2008	Incorporated herein by reference to the Registrant’s Transition Report on Form 10-K filed March 23, 2011

10.64(b)†	Amendment No. 1, dated as of September 1, 2010, to the Amended and Restated Employment Agreement by and between Burger King Corporation and Anne Chwat, dated as of December 8, 2008	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010

10.65†	Amendment No. 1, dated as of September 1, 2010, to the Amended and Restated Employment Agreement by and between Burger King Corporation and Peter Smith, dated as of December 8, 2008	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 3, 2010

10.66	Purchase Agreement, dated October 1, 2010, among Blue Acquisition Sub, Inc. and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

10.67	Joinder To Purchase Agreement, dated October 19, 2010, among Burger King Corporation, Burger King Holdings, Inc., and the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

10.68	Registration Rights Agreement, dated October 19, 2010, among Blue Acquisition Sub, Inc. J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

10.69	Joinder to Registration Rights Agreement, dated October 19, 2010, among Burger King Corporation, Burger King Holdings, Inc., and the subsidiary guarantors party thereto and J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several initial purchasers named therein	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

Exhibit Number	Description	Where Found

10.70(a)	Credit Agreement, dated as of October 19, 2010, among Burger King Holdings, Inc., Blue Acquisition Sub, Inc., Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

10.70(b)	Amended and Restated Credit Agreement, dated as of February 15, 2011, among Burger King Holdings, Inc. and Burger King Corporation, with JPMorgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, and the lenders party thereto from time to time	Incorporated herein by reference to the Registrant’s Transition Report on Form 10-K filed March 23, 2011

10.71	Guarantee and Collateral Agreement, dated as of October 19, 2010, among Burger King Holdings, Inc., Blue Acquisition Sub, Inc., Burger King Corporation and the guarantors identified therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 21, 2010

10.72†	Separation Agreement and General Release dated October 20, 2010 between Burger King Corporation and Peter C. Smith	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 28, 2010

10.73†	Amendment dated as of September 30, 2010 to the Amended and Restated Employment Agreement dated as of December 8, 2008 by and between Burger King Corporation and Charles M. Fallon	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2010

10.74†	Employment Agreement dated as of October 25, 2010 by and between Burger King Corporation and Jonathan Fitzpatrick	Incorporated herein by reference to the Registrant’s Transition Report on Form 10-K filed March 23, 2011

10.75†	Employment Agreement dated as of May 4, 2010 by and between Burger King Corporation and Natalia Franco, as amended on September 30, 2010 and October 25, 2010	Incorporated herein by reference to the Registrant’s Transition Report on Form 10-K filed March 23, 2011

10.76	Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2011

10.77	Form of Option Award Agreement issued under Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2011

10.78†	Employment Agreement by and between Burger King Corporation and Jose Cil, dated November 2, 2010	Filed herewith

Exhibit Number	Description	Where Found

10.79†	Assignment Letter from Jose Tomas, Chief Human Resources Officer, Burger King Corporation to Jose Cil dated November 2, 2012	Filed herewith

10.80†	Employment Agreement by and between Burger King Corporation and Steven M. Wiborg dated October 21, 2012	Filed herewith

10.81†	Amendment No. 1, dated November 5, 2012, to the Employment Agreement between Burger King Corporation and Steven M. Wiborg, dated as of October 21, 2012	Filed herewith

21.1	List of Subsidiaries of the Registrant	Filed herewith

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ Bernardo Hees
	Name:	Bernardo Hees
	Title:	Chief Executive Officer and Director

Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernardo Hees Bernardo Hees	Chief Executive Officer and Director	March 14, 2012

/s/ Daniel Schwartz Daniel Schwartz	Chief Financial Officer	March 14, 2012

/s/ Jacqueline Friesner Jacqueline Friesner	Controller, Chief Accounting Officer	March 14, 2012

/s/ Alexandre Behring Alexandre Behring	Chairman	March 14, 2012

/s/ Alexandre Van Damme Alexandre Van Damme	Director	March 14, 2012

/s/ Paul J. Fribourg Paul J. Fribourg	Director	March 14, 2012

/s/ Carlos Alberto Sicupira Carlos Alberto Sicupira	Director	March 14, 2012

/s/ Marcel Herrmann Telles Marcel Herrmann Telles	Director	March 14, 2012

/s/ Peter Tan Peter Tan	Director	March 14, 2012

EXHIBIT INDEX

Exhibit Number	Description

10.78†	Employment Agreement by and between Burger King Corporation and Jose Cil, dated November 2, 2010

10.79†	Assignment Letter from Jose Tomas, Chief Human Resources Officer, Burger King Corporation to Jose Cil dated November 2, 2012

10.80†	Employment Agreement by and between Burger King Corporation and Steven M. Wiborg dated October 21, 2012

10.81†	Amendment No. 1, dated November 5, 2012, to the Employment Agreement between Burger King Corporation and Steven M. Wiborg, dated as of October 21, 2012

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement