Form 10-K/A
period 2011-12-31
Burger King Holdings Inc
filed 2012-03-29
CIK 1352801

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☑

As of March 28, 2012, there were 100,000 shares of the registrant’s common stock outstanding, all of which were owned by Burger King Capital Holdings, LLC, the registrant’s parent holding company. The registrant’s common stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE:

None

*The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but is not subject to such filing requirements.

EXPLANATORY NOTE

Burger King Holdings, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2012 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. This Amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page, the exhibits to this Amendment and the certifications required to be filed as exhibits to this Amendment.

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

The following table sets forth the name, age, principal occupation of, and other information regarding each of the current directors of the Company:

Name	Age	Position

Alexandre Behring	45	Chairman

Paul J. Fribourg	58	Director

Bernardo Hees	42	Chief Executive Officer and Director

Carlos Alberto Sicupira	61	Director

Marcel Herrmann Telles	62	Director

Alexandre Van Damme	50	Director

As discussed below, Mr. Behring is the managing director of 3G Capital, and Messrs. Behring, Hees, Sicupira and Telles are directors of 3G Capital. 3G Capital indirectly controls Burger King Worldwide Holdings, Inc., the indirect owner of over 99% of the capital stock of the Company as of December 31, 2011 (the “Parent”). Messrs. Behring, Sicupira and Telles are members of the five-member investment committee of 3G Capital, which is empowered to make decisions with respect to 3G Capital’s investments, including the Company. This investment committee has the power to vote, dispose of or sell all of the shares of the Company.

Biographical information concerning the directors of the Company is set forth below.

Alexandre Behring. Mr. Behring has served on our Board since October 2010 and as Chairman since November 2010. Since 2004, Mr. Behring has also served as the managing partner and director of 3G Capital. Previously, Mr. Behring spent 10 years at GP Investments, Latin America’s largest private-equity firm, including eight years as a partner and member of the firm’s Investment Committee. He served for seven years, from 1998 through 2004, as CEO of American Latina Logistica (ALL), Latin America’s largest railroad and logistics company. He served as a director of ALL until December 2011. Mr. Behring also serves as an alternate director of Lojas Americanas S.A., a retail chain operator based in Brazil. From July 2008 to May 2011, Mr. Behring served as a director of CSX Corporation, a U.S. rail-based transportation company.

Paul J. Fribourg. Mr. Fribourg has served on our Board since October 2010. Mr. Fribourg has served as the Chairman and Chief Executive Officer of Continental Grain Company, an international agribusiness and investment company with investments in poultry, pork and beef businesses, among others, since 1997. Prior to taking this role, he held a variety of positions with increasing responsibility, from Merchandiser and Product Line Manager to Group President and Chief Operating Officer. Mr. Fribourg has been a director of Loews Corporation, a large diversified holding company, since 1997. Mr. Fribourg is also a director of Estee Lauder Companies, Inc., one of the world’s leading manufacturers and marketers of quality skin-care, make-up, fragrances and hair products, and Apollo Global Management, LLC, an alternative investment management firm. He was a director of Smithfield Foods, Inc., the world’s largest pork producer and processor, from 2007 until 2009, Power Corporation of Canada, a diversified management and holding company, from 2005 until 2008, Premium Standard Farms, Inc., a subsidiary of Smithfield Foods, Inc., from 1998 until 2006, and Vivendi, S.A., a French international media conglomerate, from 2003 until 2006.

Bernardo Hees. Mr. Hees has served on our Board since November 2010 and is our Chief Executive Officer. Mr. Hees previously served as Chief Executive Officer of ALL from January 2005 until September 2010 and continues to serve as a member of its Board of Directors. Mr. Hees joined ALL in 1998 as a logistics analyst, subsequently holding various positions, including operational planning manager, chief financial officer and commercial officer, and, in 2004, held the position of Director-Superintendent. Mr. Hees holds a degree in Economics from the Pontifícia Universidade Católica (Rio de Janeiro), an MBA from the University of Warwick, England, and, in 2005, he concluded an Owner/President Management course at Harvard Business School.

Carlos Alberto Sicupira. Mr. Sicupira has served on our Board since October 2010. Mr. Sicupira is one of the founding Principal Partners of 3G Capital and continues to serve as a board member. Mr. Sicupira also serves as a member of the Board of Directors of Anheuser-Busch InBev. Mr. Sicupira has been Chairman of Lojas Americanas, one of South America’s largest retailers, since 1981, where he served as Chief Executive Officer until 1992. He has also served as a board member of Quilmes Industrial S.A., an Argentine brewery and the exclusive bottler and distributor of PepsiCo products in Argentina and Uruguay, and as a member of the Board of Dean’s Advisors of Harvard Business School since 1998. He also serves on the boards of Fundação Brava and Fundação Estudar, not-for-profit foundations in Brazil.

Marcel Herrmann Telles. Mr. Telles has served on our Board since October 2010. Mr. Telles is one of the founding Principal Partners of 3G Capital and continues to serve as a board member. He also serves as a member of the Board of Directors of Anheuser-Busch InBev. He has served on the Board of Directors of AmBev, a Brazilian brewing company, since 2000. He has also served as a member of the Board of Directors of Lojas Americanas S.A., and as Chief Executive Officer of Companhia Cervejaria Brahma (which became AmBev in 2002) from 1989 to 1999. He has also served as a Director of Quilmes Industrial S.A. Since 2009, he has been a member of the Advisory Board of ITAU-UNIBANCO, a banking conglomerate based in Brazil. He also serves on the Board of Fundação Estudar, a not-for-profit foundation in Brazil, and on the Board of ISMART, a not-for-profit foundation.

Alexandre Van Damme. Mr. Van Damme has served on our Board since December 2011. Mr. Van Damme has served as a member of the Board of Directors of Anheuser-Busch InBev since 1992. He joined the beer industry early in his career and held various operational positions within Interbrew, a large Belgian-based brewing company that merged with Anheuser-Busch to form Anheuser-Busch InBev, until 1991, including Head of Corporation Planning and Strategy. He has managed several private venture holding companies and is currently a director of Patri S.A. (Luxembourg). He is also a Board member of UCB S.A., a Belgian pharmaceutical company, and an administrator of the InBev Baillet-Latour Fund, a foundation that encourages social, cultural, artistic, technical, sporting and philanthropic achievements, as well as a director of Delete Blood Cancer US (DBC US), previously called DKMS, the largest bone marrow donor center in the world, and a member of the Insead International Council and Solvay Business School Consultative Council. Mr. Van Damme graduated from Solvay Business School in Brussels.

Peter Tan, the former Chief Executive Officer of our Asia Pacific region, resigned from the Board effective March 26, 2012.

Executive Officers

The following sets forth information about our current executive officers:

Name	Age	Position
Bernardo Hees	42	Chief Executive Officer and Director
Daniel S. Schwartz	31	EVP, Chief Financial Officer
Jonathan Fitzpatrick	41	EVP, Chief Brand and Operations Officer
Flavia Faugeres	41	EVP, Global Chief Marketing Officer
Steven M. Wiborg	42	EVP and President of North America
José E. Cil	42	EVP and President of Europe, Middle East and Africa
José D. Tomas	44	President of Latin America & Caribbean, EVP and Chief People Officer
Jacqueline Friesner	39	VP, Controller and Chief Accounting Officer
Jill Granat	46	SVP, General Counsel and Secretary

Biographical information of our executive officers is set forth below:

Bernardo Hees. Mr. Hees is a member of our Board of Directors and serves as our Chief Executive Officer. Mr. Hees’ biographical information is set forth above.

Daniel S. Schwartz. Mr. Schwartz was appointed as our Executive Vice President and Chief Financial Officer in December 2010, effective January 1, 2011. Mr. Schwartz joined the Company in October 2010 as Executive Vice President, Deputy Chief Financial Officer. Since January 2008, Mr. Schwartz has been a partner with 3G Capital, where he was responsible for managing 3G Capital’s private equity business. He joined 3G Capital in January 2005 as an analyst and worked with the firm’s public and private equity investments until November 2010. From March 2003 until January 2005, Mr. Schwartz worked for Altair Capital Management, a hedge fund located in Stamford, Connecticut, and served as an analyst in the mergers and acquisitions group at Credit Suisse First Boston from June 2001 to March 2003. Mr. Schwartz is a director of 3G Capital.

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

Flavia Faugeres. Ms. Faugeres was appointed as our Executive Vice President, Global Chief Marketing Officer in September 2011. From January 1, 2008 until June 2011, Ms. Faugeres was a partner at Trueh Consultoria em Negocios Ltda, a marketing consulting firm in São Paulo, Brazil which provided consulting services to the Company from January 2011 until June 2011. From May 2006 until December 2007, Ms. Faugeres served as senior partner at NIDEIAS, a marketing consulting firm in Sao Paulo. From January 2004 until February 2006, Ms. Faugeres served as vice president of market intelligence at InBev, a brewing company created in 2004 from the merger of the Belgian company Interbrew and the Brazilian company AmBev.

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

José E. Cil. Mr. Cil has served as our Executive Vice President and President of Europe, Middle East and Africa since November 2010. Prior to this role, Mr. Cil was Vice President and Regional General Manager for Wal-Mart Stores, Inc. in Florida from February 2010 to November 2010. From September 2008 to January 2010, Mr. Cil served as our Vice President of Company Operations and from September 2005 to September 2008, he served as Division Vice President, Mediterranean and NW Europe Divisions, EMEA. Mr. Cil has been with BKC since 2000.

José D. Tomas. Mr. Tomas was appointed President of Latin America & Caribbean and EVP and Chief People Officer in February 2011 and served as our Executive Vice President and Chief People Officer since November 2010. Mr. Tomas was previously our vice president of human resources from April 2006 until November 2010. Since joining BKC in November 2004, Mr. Tomas has held multiple roles with the Company. Immediately prior to joining BKC, he held human resources positions with Ryder System Inc. Previously, Mr. Tomas held human resources positions with Publix Super Markets.

Jacqueline Friesner. Ms. Friesner was appointed Vice President, Controller and Chief Accounting Officer in March 2011. Prior to her appointment, Ms. Friesner served as Senior Director, Global Accounting and Reporting from December 2010 until March 2011 and as Director, Global and Technical Accounting from November 2009 until December 2010. From October 2002 until December 2010, Ms. Friesner served in positions of increasing responsibility with the company. Before joining the Company in October 2002, Ms. Friesner was an audit manager at PriceWaterhouseCoopers in Miami, Florida.

Jill Granat. Ms. Granat was appointed Senior Vice President, General Counsel and Secretary in February 2011, effective in March 2011. Prior to her appointment, Ms. Granat was our vice president and assistant general counsel from July 2009 until March 2011. Ms. Granat joined BKC in 1998 as a member of the legal department and served in positions of increasing responsibility with the Company.

Corporate Governance

Highlights of our corporate governance practices are described below.

Board Committees

The Board of Directors has established an Audit Committee, a Compensation Committee and an Executive Committee. The members of each committee are appointed by the Board and serve one-year terms. Each committee has established a written charter which sets forth the committee’s purpose, membership criteria, powers and responsibilities and provides for the annual evaluation of the committee’s performance. A copy of our charters is set forth on our website at www.bk.com.

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

The current members of the Audit Committee are Messrs. Paul Fribourg (Chairman) and Alexandre Van Damme. John Chidsey served on the Audit Committee from October 2010 until he resigned from the Board of Directors on April 18, 2011. Peter Harf served on the Audit Committee from May 2011 until he resigned from Board of Directors on November 15, 2011. Mr. Van Damme was appointed to serve on the Audit Committee on December 8, 2011. The Board has adopted the independence standards set forth under the New York Stock Exchange listing standards (the “Independence Standards”) for determining independence. The Board has determined that each of Messrs. Fribourg and Van Damme is an independent director, as set forth in the Independence Standards, and the independence standards mandated by Section 301 of the Sarbanes-Oxley Act and those set forth in Rule 10A-3 of the Exchange Act (collectively, the “Audit Committee Independence Standards”). Our Board also has determined that Mr. Fribourg qualifies as an “audit committee financial expert” as defined by the applicable SEC regulations.

Compensation Committee

The Compensation Committee is responsible to the Board of Directors for establishing and overseeing our compensation philosophy and for overseeing our executive compensation policies and programs generally. As part of this responsibility, the Compensation Committee: (i) administers our executive compensation programs; (ii) evaluates the performance of each Named Executive Officer, or “NEO”; (iii) oversees and sets compensation for the CEO; (iv) makes decisions relating to the issuance of equity to each NEO; and (v) reviews our management succession plan.

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

John Chidsey served on the Executive Committee from October 2010 until he resigned from the Board of Directors on April 18, 2011. The current members of the Executive Committee are Messrs. Alexandre Behring (Chairman) and Bernardo Hees.

Codes of Ethics

Our Code of Business Ethics and Conduct, our Code of Conduct for Directors and our Code of Business Ethics and Conduct for Vendors are located within the Investor Relations section of our internet website at www.bk.com. We have also adopted a Code of Ethics for Executive Officers that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as

well as other executive officers. The Code of Ethics for Executive Officers is located on our website at www.bk.com under “Company Info — Investor Relations — Corporate Governance — Governance Documents.” We intend to provide disclosure of any amendments of our Code of Ethics for Executive Officers or waivers, to the extent that such waiver applies to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on our website within four business days following the date of the amendment or waiver.

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

As used in this CD&A and the Compensation Tables, the following terms have the following meanings:

•	“BKC” is Burger King Corporation, a Florida corporation.

•	The “CEO” is Bernardo Hees, our Chief Executive Officer.

•	The “NEOs” are the following executives:

•	Bernardo Hees, a member of the Board of Directors and our CEO;

•	Daniel Schwartz, Chief Financial Officer;

•	Steven Wiborg, President, North America;

•	José Cil, President, Europe, Middle East and Africa;

•	Jonathan Fitzpatrick, EVP, Chief Brand and Operations Officer; and

•	Natalia Franco, former EVP, Global Chief Marketing Officer (through March 10, 2011).

Generally, our compensation program has continued the overall approach of our pre-Acquisition compensation program, modified as appropriate to reflect that we are now a privately-owned company with public debt. On February 2, 2011, the Board of Directors of the Parent adopted the Burger King Worldwide Holdings, Inc. 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”), and determined that all future equity grants and cash incentives for employees of BKC and its subsidiaries would be made pursuant to the 2011 Omnibus Plan.

Our compensation philosophy is based on pay-for-performance and meritocratic principles, which incorporate the Company’s achievement of specific goals as well as achievement by employees of individual performance goals. Our compensation programs are generally designed to support our business initiatives by:

•	rewarding superior financial and operational performance;

•	placing a significant portion of compensation at risk if performance goals are not achieved;

•	aligning the interests of the NEOs with those of 3G Capital, which controls the Parent; and

•	enabling us to attract, retain and motivate top talent.

In making determinations about compensation, the Compensation Committee places a great emphasis on the following factors specific to the relevant individual and his or her role:

•	performance and long-term potential; and

•	nature and scope of the individual’s responsibilities and his or her effectiveness in supporting our long-term goals.

Oversight of Executive Compensation Programs

Role of Compensation Committee

Subsequent to the closing of the Acquisition, the Company became a privately-held company and wholly-owned subsidiary of the Parent, a privately-held company. Consequently, the Company is not required to have a compensation committee. However, the Parent decided to continue with a compensation committee at both the Company and the Parent levels. The members of the Parent’s Compensation Committee and the Company’s Compensation Committee are the same, and these Compensation Committees act jointly to make compensation decisions, although the Parent’s Compensation Committee is responsible for overseeing, and awarding grants under, the 2011 Omnibus Plan.

The Compensation Committee is responsible to the Board of Directors for establishing and overseeing our compensation philosophy and for overseeing our executive compensation policies and programs generally. See “Item 10 – Directors, Executive Officers and Corporate Governance” for a description of the roles and responsibilities of our Compensation Committee.

Role of Executives in Establishing Compensation

Our Chief Information and Performance Officer (“CIPO”) administers our retirement, severance and other benefit plans and trusts, with oversight and supervision by the Compensation Committee. In addition, our CEO and Chief People Officer make recommendations to the Compensation Committee regarding job leveling and grading for the NEOs and other senior level employees. Our Chief People Officer is responsible for our management succession plan for these employees. The CEO, Chief Financial Officer and General Counsel attend Compensation Committee meetings, although they leave the meetings during discussions and deliberations of individual compensation actions affecting them personally and during the Compensation Committee’s executive sessions. The Compensation Committee has delegated to our CEO the right to determine the compensation and other terms of employment of the executives who report directly to the CEO, with the exception of equity grants which must be approved by the Compensation Committee. Accordingly, the employment terms of each of these executives were the result of negotiations between Mr. Hees and the executive. Neither Mr. Hees nor Mr. Schwartz is a party to an employment agreement with the Company.

Elements of Compensation and Benefit Programs

To achieve our policy goals, the Compensation Committee utilizes the following components of compensation: base salary, annual cash incentives, long-term equity incentives and benefits. Different elements of the total compensation package serve different objectives. Competitive base salaries and benefits are designed to attract and retain employees by providing them with a stable source of income and security over time. Annual cash incentives are performance-based and designed to motivate and reward employees who contribute positively towards our business strategy and achieve their individual performance objectives. Annual cash incentives are only paid if we achieve our minimum financial goals for the calendar year. The use of equity compensation supports the objectives of encouraging stock ownership and aligning the interests of the NEOs with those of 3G Capital. However, we do not make annual equity grants. Rather, equity grants to the NEOs are made at the discretion of the Compensation Committee, and equity grants for all other employees are made at the CEO’s discretion. As part of our commitment to partnering with our executives, in addition to equity grants, we provide our officers, including our NEOs, the ability to invest a portion of the cash bonus that they receive into equity of the Company and leverage that investment through the issuance of matching stock options.

Base Salary

We provide base salaries to recognize the skills, competencies, experience and individual performance that each NEO brings to his or her position. The Compensation Committee annually reviews the base salary of the CEO and each other NEO. The Compensation Committee considers various factors such as the relevant employment agreement, the executive’s performance and responsibilities, leadership and years of experience, competitive salaries within the marketplace for similar positions, and his or her total compensation package. In light of the Acquisition and the recent tenure of most of the executive team, there were no across-the-board base salary increases for the NEOs in 2011.

In February 2011, Jonathan Fitzpatrick assumed the newly created role of Executive Vice President, Chief Brand and Operations Officer with responsibility for global operational standards, global product marketing and innovation and global insights. In recognition of Mr. Fitzpatrick’s expanded role, on April 11, 2011, the Board of Directors of the Company approved an increase in his base salary from $350,000 to $400,000, effective April 22, 2011. On December 8, 2011, the

Compensation Committee approved an increase in the base salary of Daniel Schwartz, our Chief Financial Officer, effective February 1, 2012, from $400,000 to $500,000, as the Compensation Committee determined that this was necessary in order to make his base salary competitive for his CFO role and to compensate him for his expanded responsibilities in the area of development in 2012.

Annual Cash Incentive Program

The NEOs are eligible to receive an annual performance-based cash bonus based on the Company’s performance and their individual performance. For 2011, annual cash incentives were awarded under the 2011 Annual Bonus Program, which was implemented under our Parent’s 2011 Omnibus Plan. This annual cash incentive is calculated for each eligible employee as a percentage of his or her base salary, based on Company and individual performance, as set forth below. We must achieve the minimum financial targets established for a year in order for any payments to be made in that year.

Plan Design. The formula for determining an eligible employee’s cash incentive under the 2011 Annual Bonus Program (the “Bonus Payout”) is set forth below.

Target Bonus	X	Achievement Percentage	X	Global Multiplier	=	Bonus Payout

Target Bonus: For Messrs. Cil, Fitzpatrick and Wiborg, their respective employment agreements establish the annual target cash bonus opportunity or “target bonus”, which is expressed as a percentage of current base salary. A participant’s “Target Bonus” is his or her current base salary, multiplied by his or her target bonus percentage. On April 11, 2011, the Board of Directors approved an increase in Mr. Fitzpatrick’s target bonus from 120% to 140%, effective January 1, 2011. The 2011 target bonus for each NEO, expressed as a percentage of base salary, was as follows:

•	Bernardo Hees, 200%
•	Daniel Schwartz, 150%
•	Jose Cil, 150%
•	Jonathan Fitzpatrick, 140%
•	Steven Wiborg, 150%
•	Natalia Franco, 120%

Due the nature of the CEO’s role and responsibilities, the CEO’s target bonus as a percentage of his base salary is greater than that of the other NEOs.

Achievement Percentage: An executive’s Achievement Percentage is made up of two components: Business Achievement and Individual Achievement, each of which is weighted 50% of the Achievement Percentage.

“Business Achievement” means the level of financial performance of the Company against worldwide, regional, country or division targets established by the Company for that year based on the scope of a participant’s role within the Company. For 2011, the Compensation Committee chose EBITDA (earnings before interest, taxes, depreciation and amortization) as the financial measure used to evaluate Business Achievement. EBITDA, which is a non-GAAP measure, is used by our management as a supplemental internal measure for planning and forecasting expectations in our business groups and for evaluating actual results against such expectations. We selected EBITDA as the measure for Business Achievement to facilitate performance comparisons from period to period.

Annually, we establish worldwide EBITDA threshold, target and maximum performance levels and regional EBITDA threshold and target performance levels. The Company must achieve at least 80% of the worldwide EBITDA target performance level in order for any payments to be made under the Annual Bonus Program and the Company must reach at least 80% of each other EBITDA target in order for a payment with respect to that target to be payable. The maximum payout for regional EBITDA targets is 100%, while the maximum payout for the worldwide EBITDA target is 120%. Our EBITDA performance levels are set using forecasted currency exchange rates and then adjusted at the end of the fiscal year to bring actual results back to these forecasted rates, thereby eliminating any benefit or detriment due to fluctuations in currency exchange rates. The Compensation Committee then adjusts EBITDA to eliminate the impact of one-time nonrecurring charges or other items that the Compensation Committee believes are not reflective of our overall financial performance. We refer to our EBITDA, after adjustment for currency fluctuations and those adjustments approved by the Compensation Committee, as “Incentive EBITDA.”

Given the roles and worldwide scope of responsibility of Messrs. Fitzpatrick, Hees and Schwartz, Business Achievement was measured for each of these NEOs based on worldwide EBITDA. For Messrs. Cil and Wiborg, of the 50% allocated to Business Achievement, 20% was measured on worldwide EBITDA and 30% was measured on the EBITDA of their geographic areas of responsibility, which is the EMEA region for Mr. Cil and the North America region for Mr. Wiborg.

“Individual Achievement” means a participant’s overall achievement of his or her MBOs, or Management by Objective, expressed as a percentage of completion (with 100% being completion of all MBOs). If a participant’s Individual Achievement is less than 50%, then he or she will not receive a bonus payout for that year even if the Business Achievement target is met. In addition, each participant at the level of director and above must work in a Burger King restaurant for a week during the year in order to receive a bonus payout for that year. At the end of each year, the Compensation Committee evaluates the CEO and reviews the individual performance evaluations that the CEO completed for each other NEO. In 2011, each NEO had approximately five MBOs with at least 15 key performance indicators, or KPIs, that were evaluated to measure performance of the relevant MBO. Each KPI was expressed as a percentage of completion (with 100% being full completion of a KPI). The KPIs included both quantitative and qualitative metrics associated with the responsibilities of each individual NEO. No KPI represented more than 10% of the Achievement Percentage for any of the NEOs.

Global Multiplier: The Company has established a “minimum”, “target” and “maximum” Global Multiplier to adjust the bonus payout based upon performance against the worldwide EBITDA growth targets established by the Company. The “minimum” level represents an 80% payout, the “target” level represents a 100% payout, and the “maximum” level represents a 120% payout. If actual worldwide Incentive EBITDA falls between the minimum level and target level, the Global Multiplier would be between 80% and 100%. Likewise, to the extent worldwide Incentive EBITDA falls between the target level and the maximum level, the Global Multiplier would be between 100% and 120%.

Overriding Payment Qualifier: If the Company does not achieve the minimum free cash flow target established by the Company for 2011, then the bonus payout for all participants will be reduced by 30%. For 2011, we exceeded the 2011 free cash flow target.

ZBB Qualifier: If the 2011 budget established by the Company for a function head or region is exceeded, then no participant within that function or region, as applicable, will receive a bonus payout for 2011. During 2011, none of the regions or function heads exceeded their respective budgets.

CEO Adjustment: Our Board has granted the CEO the authority to adjust the overall bonus payout for Executive Vice Presidents up or down by a maximum of 15% based on a qualitative evaluation of Company and individual performance, provided that the overall payout to Executive Vice Presidents as a whole does not exceed what would have been payable to the Executive Vice Presidents assuming actual Business Achievement and Individual Achievement of 100%. In addition, the Compensation Committee may adjust the bonus payout for the CEO based on similar considerations.

2011 Performance. Our minimum performance, target performance and maximum performance levels under the 2011 Bonus Program were based on our Board-approved budget and business plan for 2011 and these performance levels as well as the actual Incentive EBITDA performance, as adjusted by the Compensation Committee, were as follows:

2011 EBITDA Performance Levels ($ in millions)

Performance Metric	Threshold	Target	Maximum	Incentive EBITDA
Worldwide EBITDA	542.4	565.2	587.5	593.5

North America EBITDA	467.0	468.5	N/A	467.5

EMEA EBITDA	127.9	137.9	N/A	148.8

As discussed above, the calculation of Incentive EBITDA for 2011 started with our actual EBITDA for 2011, was adjusted to bring actual results back to the forecasted currency exchange rates and then was adjusted (i) for those items that we exclude in our reported Adjusted EBITDA and (ii) for those additional items, including the impact of purchase accounting and gains from the sale of certain assets, that the Compensation Committee determined were not reflective of our overall financial performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events and Factors Affecting Comparability of Results of Operations” in Part II, Item 7 of this report.

For 2011, our Global Multiplier was 120% based on the Company’s worldwide Incentive EBITDA performance. Upon evaluation of the Company’s strong worldwide and regional Incentive EBITDA, and the Individual Achievement of each of the NEOs, the CEO exercised his authority to upwardly adjust the bonus payout of each other NEO by the following percentages: Mr. Wiborg, 7%; Mr. Schwartz, 5%; Mr. Fitzpatrick 9% and Mr. Cil, 2%. Upon evaluation of the strong financial and operational performance of the Company and the Individual Achievement of the CEO, the Compensation Committee exercised its authority to upwardly adjust the CEO’s bonus payout for 2011 by 2%. The actual bonus amounts are set forth in the 2011 Summary Compensation Table on page 16 of this report. As discussed below, all of the NEOs elected to use a portion of their cash bonus to purchase millishares (or .001 of one full share) of the common stock of Parent, which, we believe, demonstrates our NEOs’ alignment with 3G Capital and their confidence in the long-term success of the Company.

Under the 2011 Annual Bonus Program, a participant must be employed by the Company on December 31, 2011 to be entitled to receive a bonus, unless the participant dies prior to the end of 2011 or was employed by the Company for at least six months during 2011, in which case he or she will be eligible to receive a bonus on a pro rata basis. In January 2012, the Compensation Committee approved the 2012 Annual Bonus Program, which is substantially the same as the 2011 Annual Bonus Program except that a participant must be employed by the Company prior to October 1st and on the bonus payment date to be entitled to any incentive compensation under the 2012 Annual Bonus Program. In addition, if a participant’s position or scope of responsibility changes on or before March 31st, the annual bonus calculation will assume that the participant has been in the new position for the entire year.

Long-Term Equity Incentives

The Company does not grant annual equity incentives to its executives. Rather, equity grants to the CEO and officers at the level of executive vice president are made at the discretion of the Compensation Committee, and equity grants for all other employees are made at the CEO’s discretion. During 2011, the Company granted options to all of the NEOs. The original exercise price of these options was $15.82 per millishare of Common Stock (.001 of one full share) of Parent (“Parent Comon Stock”). In October 2011, the Board of Directors of Parent approved a return of capital distribution to the shareholders of Parent, including 3G Special Situations Fund II, L.P. (“3G”), in the amount of $393.4 million (the “Special Dividend”), which was paid on December 16, 2011 using the proceeds of the Discount Notes sold by subsidiaries of Parent in April 2011. See Note 20 of the Company’s audited consolidated financial statements included in Part II, Item 8 of this report. As a result of the Special Dividend, the Compensation Committee approved a reduction in the exercise price of these options to $11.89 per millishare. Further details of these option grants are provided in the 2011 Grants of Plan-Based Awards Table.

In February 2012, officers of BKC and its subsidiaries were offered an opportunity under the 2011 Omnibus Plan to use up to the lesser of 50% of their pre-tax cash bonus or 100% of their after-tax bonus to purchase millishares of Parent Common Stock (“Investment Shares”). All applicable taxes were paid on the bonus, and the purchase of Investment Shares was made using after-tax dollars. The minimum investment was $10,000, and the Investment Shares were fully vested upon issuance. Officers who elected to participate received a number of Investment Shares having a value equal to the bonus amount forgone, based on a purchase price of $11.89 for each Investment Share, as established by the Compensation Committee.

Officers who elected to purchase Investment Shares in lieu of a portion of their cash bonus also received stock options based on the percentage of their bonus converted to Investment Shares and their level within the organization (“Bonus Matching Options”). Messrs. Hees, Schwartz and Wiborg elected to convert 50% of their pre-tax cash bonus to Investment Shares. Mr. Cil elected to convert 50% of his after-tax cash bonus to Investment Shares, and Mr. Fitzpatrick elected to convert $50,000 of his cash bonus to Investment Shares. Since all of the NEOs are at the level of EVP and above, we applied a multiplier of 2x to calculate the number of Bonus Matching Options that each NEO was eligible to receive. With the exception of Mr. Fitzpatrick, each NEO’s Bonus Matching Options was calculated by multiplying his gross bonus by 50%, multiplying this amount by 2 and then dividing the total by $11.89, which is the exercise price per millishare. For Mr. Fitzpatrick, we converted his $50,000 investment amount to a percentage of his after-tax bonus, and multiplied this percentage by his gross bonus. This number was then multiplied by 2 and the total was divided by $11.89. The Bonus Matching Options were granted on February 21, 2012 and will cliff vest on December 31, 2016.

The following table sets forth, for each NEO, the portion of his bonus used to purchase Investment Shares (the “Conversion Amount”), the number of Investment Shares purchased, the number of Bonus Matching Options and the grant date fair value of the Bonus Matching Options granted to such NEO:

NAME	CONVERSION AMOUNT ($)	NUMBER OF INVESTMENT SHARES (#)	NUMBER OF BONUS MATCHING OPTIONS (#)	GRANT DATE FAIR VALUE($)
Bernardo Hees	825,000	69,386	138,772	271,993
Daniel Schwartz	374,999	31,539	63,078	123,633
Jose Cil	287,594	24,188	75,693	148,358
Jonathan Fitzpatrick	49,997	4,205	13,231	25,933
Steven Wiborg	374,999	31,539	63,078	123,633

The Bonus Matching Options will be reportable in the 2012 Summary Compensation Table and 2012 Grants of Plan-Based Awards Table.

Executive Benefits and Perquisites

In addition to base salary, annual cash bonuses and long-term equity incentives, we provided and continue to provide (except as set forth below) the following executive benefit programs to our NEOs and other executives:

Executive Retirement Program

The Executive Retirement Program (“ERP”) is a non-qualified excess benefits program available to senior-level U.S. employees. This program permits voluntary deferrals of up to 50% of base salary and 100% of cash bonus until retirement or termination of employment. Deferrals become effective once an executive has reached his or her applicable 401(k) contribution limit. Amounts deferred, up to a maximum of 6% of base salary, are matched by us on a dollar-for-dollar basis. All of our contributions vest ratably over the three-year period beginning on the date the employee commences employment. Effective January 1, 2012, we elected to cease future participant deferrals and our contributions in the ERP.

Executive Life Insurance Program

The Executive Life Insurance Program provides life insurance coverage which is paid by us and allows our U.S. executives to purchase additional life insurance coverage at their own expense. Coverage for our NEOs, which is paid by us, is limited to the lesser of $1.3 million or 2.75 times base salary. Further details are provided in the 2011 All Other Compensation Table.

Executive Health Plan

The Executive Health Plan is offered to all of our NEOs except Mr. Cil and serves as a fully insured supplement to the medical plan provided to all BKC employees. Out-of-pocket costs and expenses for deductibles, coinsurance, dental care, orthodontia, vision care, prescription drugs, and preventative care for an NEO and his or her eligible dependents are reimbursed up to an annual maximum of $100,000. Mr. Cil is on temporary assignment outside of the U.S. and receives medical and dental coverage through Cigna International. The Company pays the premiums for this insurance coverage, which pays 100% of most of Mr. Cil’s medical and dental expenses and those of his eligible dependents. Further details are provided in the 2011 All Other Compensation Table.

Certain Other Benefits

BKC also maintains a comprehensive benefits program consisting of retirement income and health and welfare plans, which are available to the NEOs on the same basis as all other full-time employees. The objective of the program is to provide full time employees with reasonable and competitive levels of financial support in the event of retirement, death, disability or illness, which may interrupt the eligible employee’s employment or income received as an active employee. BKC’s health and welfare plans consist of life, disability and health insurance benefit plans that are available to all eligible full-time employees. BKC also provides a 401(k) plan that is available to all eligible full-time U.S. employees. The 401(k) plan includes a matching feature of up to 6% of the employee’s base salary. Commencing January 1, 2012, the Company match has been reduced to 4% of the employee’s base salary.

Employment Agreements

We have employment agreements in place with José Cil, our EVP, President of EMEA, Jonathan Fitzpatrick, our EVP, Chief Brand and Operations Officer and Steven Wiborg, our EVP, President of North America. Prior to her departure, we had an employment agreement in place with Natalia Franco, our former Chief Global Marketing Officer. The terms of these employment agreements are discussed below. As stated above, neither Mr. Hees nor Mr. Schwartz is a party to an employment agreement with the Company.

Employment Agreements with Messrs. Cil, Fitzpatrick and Wiborg

Messrs. Cil, Fitzpatrick and Wiborg are subject to employment agreements with BKC. In the case of Messrs. Cil and Fitzpatrick, the initial term of their employment agreements expired on December 31, 2011. In the case of Mr. Wiborg, the initial term of his employment agreement expired on October 24, 2011. Each executive’s employment agreement automatically extended for an additional one-year period and will continue to be so extended unless BKC provides notice of non-renewal at least 90 days prior to the expiration of the relevant period. These NEOs currently receive annual base salaries of $520,000 for Mr. Wiborg, $500,000 for Mr. Cil and $400,000 for Mr. Fitzpatrick. Each executive is eligible to receive a performance-based annual cash bonus with a target payment equal to 150% of annual base salary for Messrs. Cil and Wiborg and 140% of annual base salary for Mr. Fitzpatrick, if we achieve the target performance goals set by the Compensation Committee and such executive achieves his individual management business objectives for a particular fiscal year in accordance with the terms of our annual bonus program. The employment agreements further provide for an option grant having a face value of $3.2 million for Mr. Cil, $3.0 million for Mr. Fitzpatrick and $5 million for Mr. Wiborg, which option grants were made on February 3, 2011. Details of these option grants are provided in the 2011 Grants of Plan-Based Awards Table.

Mr. Cil received a one-time signing bonus in November 2010 of $400,000, which he is required to repay if he voluntarily leaves the Company or is terminated for cause (as defined in his employment agreement) before the second anniversary of his employment. The Company retained a relocation company to repurchase Mr. Wiborg’s primary residence for a price equal to fair market value. The relocation company also paid for expenses incurred in connection with Mr. Wiborg’s relocation to Miami, Florida, including closing costs, real estate commissions, transportation of personal belongings, lodging, packing and other associated logistics and expenses.

If BKC terminates the employment of Messrs. Wiborg or Cil without cause or if the executive terminates his employment with good reason (as defined in the agreement), the executive will be entitled to receive an amount (the “Severance Amount”) which, in the case of Mr. Wiborg, is equal to two and one-half times his current base salary for the year of termination and, in the case of Mr. Cil, is equal to two times the sum of his current base salary and target bonus for the year that includes the termination date, subject to Internal Revenue Code Section 409A limitations on timing of payments and the execution of a separation agreement and general release. In April 2011, Mr. Fitzpatrick’s employment agreement was amended effective January 1, 2012 to reduce the Severance Amount that he will receive if BKC terminates his employment without cause or if he terminates his employment with good reason from two times the sum of his current base salary and target bonus for the year that includes the termination date to his current base salary, subject to Section 409A limitations on timing of payments and the execution of a separation agreement and general release. Each executive is also entitled to continued coverage under BKC’s medical, dental and life insurance plans for him and his eligible dependents for two years, in the case of Mr. Cil, and for one year, in the case of Messrs. Fitzpatrick and Wiborg. Pursuant to the amendment referred to above, the number of years of continued coverage available to Mr. Fitzpatrick was reduced from two years to one year, effective January 1, 2012.

If an executive’s employment terminates upon his death or if the Company terminates as a result of his disability (as defined in the employment agreement), the Company will pay to the executive (or, in the event of his death, to his estate), his pro rata bonus through the termination date to the extent and when the Company pays the bonus for that year.

Employment Agreement with Ms. Franco

Until her employment terminated on March 10, 2011, the Company was party to an employment agreement with Ms. Franco. Pursuant to the terms of her employment agreement, as amended, Ms. Franco is entitled to receive an amount (the “Severance Amount”) equal to two times the sum of current base salary, prerequisite allowance and target bonus for the year of termination, all payable over a two-year period subject to Internal Revenue Code Section 409A limitations on timing of payments and the execution of a separation agreement and general release, and continued coverage for two years under BKC’s medical, dental and life insurance plans for her eligible dependents. Ms. Franco’s target bonus is 120% of her base salary.

Tax Considerations

As a privately-owned company, we are not subject to Section 162(m) of the Internal Revenue Code and related regulations promulgated thereunder.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have approved the inclusion of the Compensation Discussion & Analysis in this Form 10-K/A.

COMPENSATION COMMITTEE

Alexandre Behring

Carlos Alberto Sicupira

Marcel Herrmann Telles

March 27, 2012

2011 SUMMARY COMPENSATION TABLE

			Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Named Executive Officer	Year		($)	($)(2)	($)	($)(3)	($)(4)	($)(5)	($)

Bernardo Hees	2011		750,000	250,000	0	1,238,938	1,650,000	126,681	4,015,619
Chief Executive Officer and Director	2010	(1)	86,538	25,962	0	0	0	7,716	120,216

Daniel Schwartz(6)	2011		400,000	0	0	495,574	750,000	69,035	1,714,609
EVP, Chief Financial Officer

Jose Cil(6)	2011		500,000	0	0	396,459	900,000	348,695	2,145,154
EVP and President of Europe, Middle East and Africa

Jonathan Fitzpatrick	2011		382,692	0	0	371,681	650,000	121,921	1,526,294
EVP, Chief Brand and Operations Officer	2010	(1)	143,846	0	102,363	100,311	47,014	444,492	838,026

Steven Wiborg(6)	2011		519,231	0	0	619,468	750,000	140,871	2,029,570
EVP and President of North America

Natalia Franco(7)	2011		92,308	95,500	0	309,733	0	1,888,692	2,386,232
Former EVP, Global Chief Marketing Officer	2010	(1)	176,923	95,500	131,237	0	73,836	148,250	625,746

(1)	The compensation information for 2010 is presented for the six-month transition period ended December 31, 2010 (the “Transition Period”). Please refer to our Annual Report on Form 10-K for the Transition Period and accompanying footnotes for additional information relating to Transition Period compensation.

(2)	Mr. Hees received a signing bonus of $250,000. Mr. Hees also received an additional bonus of $25,962 paid in December 2010. This amount was inadvertently excluded from the Transition Period Summary Compensation Table. Ms. Franco was paid a signing bonus of $190,000 which was paid in two installments of $95,500 in May 2010 and May 2011.

(3)	Amounts shown in this column include the aggregate grant date fair value of option awards granted to the NEOs in 2011 in accordance with FASB ASC Topic 718. The assumptions and methodology used to calculate the grant date fair value for the options are set forth in Note 15 of the accompanying audited Consolidated Financial Statements. Ms. Franco’s options were forfeited on March 10, 2011, which was her separation date.

(4)	The amounts reported in this column reflect compensation earned by the NEOs (other than Ms. Franco) for 2011 under the 2011 Annual Bonus Program. We pay cash incentives under our Annual Bonus Program in the year following the year in which they were earned. For 2011, the Compensation Committee determined that worldwide Incentive EBITDA fell above the maximum performance level, Incentive EBITDA for the EMEA region fell above the target performance level (which is the maximum performance level for a region) and Incentive EBITDA for the North America region fell between the threshold and target performance levels. Pursuant to the 2011 Annual Bonus Program and the authority granted to the CEO by our Board, and based on a qualitative evaluation of Company and individual performance, the CEO upwardly adjusted the bonus payout of each other NEO by the following percentages: Mr. Schwartz, 5%, Mr. Cil, 2%, Mr. Fitzpatrick, 9% and Mr. Wiborg, 7%. In addition, the Compensation Committee upwardly adjusted the CEO’s bonus payout for 2011 by 2%. These adjustments increased the bonus payout for each NEO by the following amounts: Mr. Hees, $30,000, Mr. Schwartz, $35,760, Mr. Cil, $13,500, Mr. Fitzpatrick, $56,232 and Mr. Wiborg, $46,128. Based on these results, the Compensation Committee approved each NEO’s cash incentive payment. The 2011 cash incentive payments were made in March 2012. All of the NEOs who received a bonus payout elected to use a portion of their cash incentive payment to purchase millishares (or .001 of one full share) of the common stock of Parent (“Parent Common Stock”), as described in the CD&A. Pursuant to her employment agreement, Ms. Franco received a bonus equal to two times her annual target bonus for 2011 as part of her severance. Ms. Franco was not eligible to receive a cash incentive payment in 2011.

(5)	This column includes the severance payment, prorated perquisite allowance for Ms. Franco in accordance with her employment agreement, expatriate benefits for Messrs. Cil and Fitzpatrick, relocation costs, life insurance premiums, executive health payments, and the Company’s matching contributions to the Company’s 401(k) plan and ERP, as described below in the 2011 All Other Compensation Table.

(6)	Messrs. Schwartz, Cil and Wiborg became Named Executive Officers in 2011. Since they were not NEOs during the Transition Period, the Summary Compensation Table only includes their compensation for 2011.

(7)	Ms. Franco served as EVP, Global Chief Marketing Officer until March 10, 2011. Ms. Franco is an NEO solely as a result of the severance payment paid or payable to her under her employment agreement.

2011 ALL OTHER COMPENSATION TABLE

Named Executive Officer	Year	Welfare Plans(1) ($)	Company Contribution to Retirement and 401(k) Plans(2)($)	Relocation(3) ($)	Expatriate Benefits(4) ($)	Severance(5) ($)	Perquisite Allowance(6) ($)	Total ($)
Bernardo Hees	2011	15,273	45,000	66,408	0	0	0	126,681
Daniel Schwartz	2011	5,034	24,000	40,002	0	0	0	69,035
Jose Cil	2011	36,722	30,000	11,930	270,043	0	0	348,695
Jonathan Fitzpatrick	2011	14,852	19,315	2,733	85,021	0	0	121,921
Steven Wiborg	2011	14,779	27,554	98,538	0	0	0	140,871
Natalia Franco	2011	2,599	5,538	54	0	1,869,308	11,192	1,888,692

(1)	The amounts for each NEO for 2011 life insurance premiums and executive health plan are as follows: Mr. Hees, $1,379 and $13,894, respectively; Mr. Schwartz, $814 and $4,220, respectively; Mr. Cil, $1,330 and $35,392, respectively; Mr. Fitzpatrick, $958 and $13,894, respectively; Mr. Wiborg, $885 and $13,894, respectively; and Ms. Franco, $704 and $1,895, respectively.

(2)	The amounts in this column represent Company matching contributions to the 401(k) plan and the ERP for 2011 as follows: Mr. Hees, $1,731 and $43,269, respectively; Mr. Schwartz, $923 and $23,077, respectively; Mr. Cil, $10,346 and $19,654, respectively; Mr. Fitzpatrick, $14,700 and $4,615, respectively; Mr. Wiborg, $0 and $27,554, respectively; and Ms. Franco, $0 and $5,538, respectively.

(3)	The amounts in this column represent reimbursement of travel, temporary housing and moving costs paid in connection with relocation expenses incurred by the NEOs at the commencement of their employment and related gross-up amounts as follows: Mr. Hees, $49,591, plus tax gross-up of $16,817; Mr. Schwartz, $30,284, plus tax gross-up of $9,718; Mr. Cil, $11,930; Mr. Fitzpatrick, $2,733; Mr. Wiborg, $94,396, plus tax gross-up of $4,142; and Ms. Franco, $54. With respect to Mr. Wiborg, the Company purchased his house for $860,000 and sold the house for $775,000. As a result, $85,000 of the total amount paid to Mr. Wiborg in relocation costs in 2011 was received in connection with the sale of his house.

(4)	This column represents expatriate benefits received by Mr. Cil during 2011 in connection with his temporary assignment from the U.S. to Switzerland and expatriate benefits received by Mr. Fitzpatrick after he returned to the U.S. following his temporary assignment from the U.S. to Switzerland. Total expatiate benefits for Mr. Cil included (i) a pre-departure relocation allowance of $41,667, plus tax gross-up of $18,415; (ii) an additional allowance of $57,692; (iii) $23,884 housing assistance, plus tax gross-up of $351; (iv) $24,310 for the use of a company car in Switzerland, plus tax gross-up of $358; (v) $92,631 estimated Swiss individual income taxes, plus tax gross-up of $1,363; (vi) destination services of $8,040, plus tax gross-up of $118, and (vii) $1,196 Swiss health insurance, plus tax gross-up of $18. Total expatriate benefits for Mr. Fitzpatrick included (i) $38,243 housing assistance and furniture rental, plus tax gross-up of $19,399, (ii) $2,470 property management fees, plus tax gross-up of $1,253 (iii) $224 Swiss tax payments, plus tax gross-up of $114, and (iv) U.S. Tax Equalization of $23,318. The purpose of the tax equalization and tax gross-ups is to ensure that the expatriate employee is in the same financial position that he would have been had he remained employed in the United States.

(5)	Includes all severance amounts paid or payable to Ms. Franco pursuant to her employment agreement, including accrued vacation.

(6)	Includes the portion of Ms. Franco’s perquisite allowance paid to her through her separation date, which was March 10, 2011

2011 GRANTS OF PLAN-BASED AWARDS TABLE

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Named Executive Officer	Grant Date(1)	Approval Date(1)		Threshold ($)	Target ($)	Maximum ($)	or Units (#)	Options (#)	Awards ($/Sh)(4)	Awards(5) ($)

Bernardo Hees	2011	2/2/2011		975,000	1,500,000	2,070,000	0	—	—	—
	2/3/2011	2/2/2011						632,111	11.89	1,238,938

Daniel Schwartz	2011	2/2/2011		390,000	600,000	828,000	0	—	—	—
	2/3/2011	2/2/2011						252,844	11.89	495,574

Jose Cil	2011	2/2/2011		487,500	750,000	1,035,000	0	—	—	—
	2/3/2011	2/2/2011						202,275	11.89	396,459

Jonathan Fitzpatrick	2011	2/2/2011		348,834	536,667	740,600	0	—	—	—
	2/3/2011	2/2/2011						126,422	11.89	247,787
	5/1/2011(2)	4/11/2011	(2)					63,211	11.89	123,894

Steven Wiborg	2011	2/2/2011		507,000	780,000	1,076,400	0	—	—	—
	2/3/2011	2/2/2011						316,055	11.89	619,468

Natalia Franco(6)	2/3/2011	2/2/2011		—	—	—	0	158,027	11.89	309,733

(1)	The Compensation Committee approved the 2011 Annual Bonus Program and the February 3, 2011 option grant at a meeting held on February 2, 2011. The cash incentive awards and stock option awards were granted under the Parent’s 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”). The options will cliff vest on October 19, 2015 unless an employee dies, becomes disabled or is terminated by the Company without cause, in which case the options will vest 20% per year over five years on October 19, 2011, October 19, 2012, October 19, 2013, October 19, 2014, and October 19, 2015.

(2)	On April 11, 2011, the Board of Directors of Parent approved a special equity grant with a grant date of May 1, 2011 and an aggregate grant date fair value of $123,894 for Mr. Fitzpatrick. The grant consisted of stock options that are scheduled to cliff vest on October 19, 2015 unless Mr. Fitzpatrick dies, becomes disabled or is terminated by the Company without cause, in which case the options will vest 20% per year over five years on October 19, 2011, October 19, 2012, October 19, 2013, October 19, 2014 and October 19, 2015.

(3)	The amounts reported in this column reflect possible payments based on 2011 performance under the 2011 Bonus Program at threshold, target and maximum performance levels, as approved by the Compensation Committee for 2011. The “Maximum” estimated possible payout reflects what an NEO would earn if the Company met or exceeded its financial performance goals at the maximum level and the NEO met or exceeded his individual achievement goals at the maximum level, including the maximum upward adjustment of 15% that the CEO, in the case of all of the other NEOs, and the Compensation Committee, in the case of the CEO, is authorized to make under the 2011 Annual Bonus Program. A description of the 2011 Annual Bonus Program is included in the CD&A. 2011 cash incentive payments were made in March 2012. The actual amounts paid under the 2011 Annual Bonus Program are the amounts reflected in the Non-Equity Incentive Plan Compensation column of the 2011 Summary Compensation Table.

(4)	The original exercise price of the February 3, 2011 options was $15.82 per millishare of Parent Common Stock, which was greater than the fair market value of a millishare on the grant date based on a third party valuation. In October 2011, the Board of Directors of Parent approved a return of capital distribution to its shareholders, including 3G (the “Special Dividend”), which was paid on December 16, 2011 using the proceeds of the Discount Notes sold by subsidiaries of Parent in April 2011. See Note 20 of the Company’s audited consolidated financial statements included in Part II, Item 8 of this report. As a result of the Special Dividend, the Compensation Committee approved a reduction in the exercise price of these options to $11.89 per millishare.

(5)	Reflects the grant date fair value of Parent Common Stock of $1.96 per millishare on February 3, 2011 and May 1, 2011, which were the option grant dates. The assumptions and methodology used to calculate the grant date fair value for the options are set forth in Note 15 of the accompanying audited Consolidated Financial Statements.

(6)	Ms. Franco’s options were forfeited on March 10, 2011, which was her separation date.

2011 NONQUALIFIED DEFERRED COMPENSATION TABLE

This table reports 2011 contributions by the NEOs and the Company to the ERP and the aggregate account balances for the NEOs. Details of the ERP are discussed in the CD&A. Further details for the NEOs are provided in the 2011 All Other Compensation Table.

Named Executive Officer	Beginning Balance as of January 1, 2011 ($)	Executive Contributions in 2011 ($)	Registrant Contributions in 2011 ($)	Aggregate Earnings (Losses) in 2011 ($)(1)	Aggregate Withdrawals/ Distributions in 2011 ($)	Aggregate Balance as of December 31, 2011 ($)
Bernardo Hees	—	43,269	43,269	(4,386)	—	82,152
Daniel Schwartz	3,692	23,077	23,077	4	—	49,850
Jose Cil	300,884	33,500	19,654	(22,797)	(5,231)	326,010
Jonathan Fitzpatrick	82,600	4,615	4,615	3,354	—	95,184
Steven Wiborg	9,211	27,554	27,554	(5,007)	—	59,312
Natalia Franco	30,199	5,539	5,539	1,697	—	42,974

(1)	All amounts deferred by each NEO, or credited to his or her account by us, earned interest at a rate that reflects the performance of investment funds that the NEO selected from a pool of funds. Each NEO may change his or her selections at any time, subject to any individual fund restrictions.

2011 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

The potential payments and benefits that would be provided to the NEOs that were employed on December 31, 2011 as a result of certain termination events are set forth in the table below. Calculations for this table are based on the assumption that the termination took place on December 31, 2011 and that payments were made, for Messrs. Cil, Fitzpatrick and Wiborg, in accordance with each NEO’s respective employment agreement and, for Messrs. Hees and Schwartz, who do not have employment agreements, in accordance with the Company’s officer severance plan (the “Severance Plan”) and the 2011 Annual Bonus Program. Information regarding the severance payment to Ms. Franco, whose employment terminated before December 31, 2011 pursuant to the terms of her employment agreement, is included in the 2011 Summary Compensation Table and the 2011 All Other Compensation Table.

Pursuant to the terms of their employment agreement, Messrs. Cil, Fitzpatrick and Wiborg have agreed to non-competition, non-solicitation and confidentiality restrictions that last, in the case of Messrs. Cil and Fitzpatrick, for two years after termination and, in the case of Mr. Wiborg, for one year after termination. Effective January 1, 2012, the duration of the restrictions applicable to Mr. Fitzpatrick was reduced to one year after termination. If an NEO breaches any of these covenants, we will cease providing any severance and other benefits to him, and we have the right to require him to repay any severance amounts already paid. Under the Severance Plan, an employee must agree to abide by provisions relating to non-disclosure, non-disparagement, non-competition, non-solicitation, return of Company assets and cooperation. In addition, as a condition to receiving the separation benefits, each NEO must sign a separation agreement and release in a form approved by us, which includes a waiver of all potential claims.

2011 Potential Payment upon Termination and Change in Control Table

Executive Name	Death and Disability ($)		Termination w/o Cause or for Good Reason ($)		Termination w/o Cause or for Good Reason After Change in Control ($)

Bernardo Hees
Salary	0		562,500	(1)	562,500	(1)
Bonus	1,650,000	(5)	1,650,000	(1)	1,650,000	(1)
Option Valuation	0	(6)	0	(6)	0	(6)
Value of Benefits Continuation	0		11,496	(1)	11,496	(1)
Outplacement Services	0		28,500	(7)	28,500	(7)

Total	1,650,000		2,252,496		2,252,496

Daniel Schwartz
Salary	0		300,000	(1)	300,000	(1)
Bonus	750,000	(5)	750,000	(1)	750,000	(1)
Option Valuation	0	(6)	0	(6)	0	(6)
Value of Benefits Continuation	0		3,800	(1)	3,800	(1)
Outplacement Services	0		28,500	(7)	28,500	(7)

Total	750,000		1,082,300		1,082,300

Jose Cil
Salary	0		1,000,000	(2)	1,000,000	(2)
Bonus	900,000	(5)	1,500,000	(2)	1,500,000	(2)
Option Valuation	0	(6)	0	(6)	0	(6)
Value of Benefits Continuation	0		73,499	(2)	73,499	(2)
Outplacement Services	0		28,500	(7)	28,500	(7)

Total	900,000		2,601,999		2,601,999

Jonathan Fitzpatrick
Salary	0		800,000	(3)	800,000	(3)
Bonus	650,000	(5)	1,120,000	(3)	1,120,000	(3)
Option Valuation	0	(6)	0	(6)	0	(6)
Value of Benefits Continuation	0		14,864	(3)	14,864	(3)
Outplacement Services	0		28,500	(7)	28,500	(7)

Total	650,000		1,963,364		1,963,364

Steven Wiborg
Salary	0		1,300,000	(4)	1,300,000	(4)
Bonus	750,000	(5)	0	(4)	0	(4)
Option Valuation	0	(6)	0	(6)	0	(6)
Value of Benefits Continuation	0		14,834	(4)	14,834	(4)
Outplacement Services	0		28,500	(7)	28,500	(7)

Total	750,000		1,343,334		1,343,334

(1)	Since Messrs. Hees and Schwartz do not have employment agreements, the amounts they will receive upon termination of employment by the Company without cause (whether upon a change in control or otherwise) will be determined under the Severance Plan and the 2011 Annual Bonus Program. See the CD&A for a detailed description of the 2011 Annual Bonus Program. Messrs. Hees and Schwartz will only be entitled to receive these amounts if the Company terminates their employment without cause since only the NEOs with employment agreements are entitled to receive severance if their employment is terminated for “good reason”. Under the Severance Plan, an executive who is terminated without cause is entitled to receive nine months of salary and benefits continuation and outplacement services. For each year of service after five years, the executive is entitled to receive an additional month of salary and benefits continuation up to a maximum of 12 months of salary. Under the 2011 Annual Bonus Program, a participant who was employed by the Company for at least six months during 2011 is entitled to receive his prorated bonus through the termination date. Since calculations for this table are based on the assumption that the termination took place on December 31, 2011, the amounts stated represent the full bonus payout to Messrs. Hees and Schwartz.

(2)	If Mr. Cil is terminated without cause (as such term is defined in his employment agreement), he will be entitled to receive (i) two times the sum of his then current base salary and target bonus for the year of termination and (ii) continued coverage for two years under our medical, dental and life insurance plans for him and his eligible dependents. Additionally, Mr. Cil will receive these benefits if his employment is terminated for good reason (as such term is defined in his employment agreement).

(3)	If Mr. Fitzpatrick is terminated without cause (as such term is defined in his employment agreement), he will be entitled to receive (i) two times his then current base salary and target annual bonus for the year of termination and (ii) continued coverage for two years under our medical, dental and life insurance plans for him and his eligible dependents. Additionally, Mr. Fitzpatrick will receive these benefits if his employment is terminated for good reason (as such term is defined in his employment agreement). Effective January 1, 2012, Mr. Fitzpatrick’s severance was reduced to his then current base salary, and benefits continuation was reduced from two years to one year.

(4)	If Mr. Wiborg is terminated without cause (as such term is defined in his employment agreement), he will be entitled to receive (i) two and one-half times his then current base salary and (ii) continued coverage for one year under our medical, dental and life insurance plans for him and his eligible dependents. Additionally, Mr. Wiborg will receive these benefits if his employment is terminated for good reason (as such term is defined in his employment agreement).

(5)	If Messrs. Hees or Schwartz dies, he is entitled to receive a prorated bonus through the termination date under the 2011 Annual Bonus Program to the extent and when we pay the bonus for that year. If Messrs. Cil, Fitzpatrick or Wiborg dies or becomes disabled, he is entitled to receive a prorated bonus through the termination date under each executive’s employment agreement assuming performance at the target level, to the extent and when we pay the bonus for that year. The term “disability” is defined in each executive’s employment agreement as a physical or mental disability that prevents or would prevent the performance by the executive of his duties under the employment agreement for a continuous period of six months or longer. Since calculations for this table based on the assumption that the termination took place on December 31, 2011, the amounts stated represent the full bonus payout to the NEOs.

(6)	Upon death, disability or termination of employment without cause (as defined in the 2011 Omnibus Plan), the stock options granted to the NEOs in 2011 vest 20% per year over five years on October 19, 2011, October 19, 2012, October 19, 2013, October 19, 2014 and October 19, 2015. If an NEO’s employment terminated on December 31, 2011, his then outstanding options would have vested 20%, and the remaining 80% would be forfeited. Based on the results of a third party appraisal, the fair market value of a millishare of Parent Common Stock did not exceed the exercise price of the options at December 31, 2011.

(7)	Under their respective employment agreements, at the discretion of the Company, Messrs. Cil, Fitzpatrick and Wiborg will receive outplacement services upon termination of employment without cause or for good reason. Under the Severance Plan, each NEO is entitled to receive outplacement services at his request for a period to be determined by the Company, not to exceed nine months, which is currently valued at $28,500.

DIRECTOR COMPENSATION

Under our director compensation program currently in effect, each non-management director other than Mr. Alexandre Behring, the Chairman of the Board, received a one-time option grant with a face value of $500,000, and $1,000,000 in the case of Mr. Behring in February 2011. For this purpose, Messrs. Hees and Tan were considered management directors and were not entitled to receive any compensation for Board or committee service. The options will vest 100% on October 19, 2015. In addition, non-management directors other than Mr. Behring are entitled to receive an annual retainer of $50,000, and Mr. Behring is entitled to receive an annual retainer of $100,000. Each member of the Audit Committee, Compensation Committee and Executive Committee (other than Mr. Hees) is entitled to receive an annual committee fee of $10,000. Non-management directors have the opportunity to elect to defer their annual retainer and committee fee and, in lieu of the cash fees, to receive a grant of restricted stock units with a value of two times the forgone fees.

2011 DIRECTOR COMPENSATION TABLE

		Grant Date Fair Value or Face Value ($)
Name	Fees Earned or Paid in Cash(1) ($)	Options(3)	RSUs(4)	All Other Compensation	Total ($)
Alexandre Behring	10,849	123,893	218,300	0	353,042
Paul J. Fribourg	7,726	61,945	104,536	0	174,207
Peter Harf(2)	52,437	0	0	0	52,437
Carlos Alberto Sicupira	4,520	61,945	109,150	0	175,615
Marcel Hermann Telles	4,520	61,945	109,150	0	175,615

(1)	All of the directors elected to defer their retainer and chair fees for 2011 and to receive restricted stock units (RSUs) in lieu of cash. However, since the directors did not make their deferral elections until after the 2011 Omnibus Plan was adopted on February 2, 2011, the directors received cash for the period of January 1, 2011 until their election date.

(2)	Peter Harf resigned from the Board effective November 15, 2011. Mr. Harf elected to defer his 2011 annual retainer and committee fees, but because his resignation was effective prior to the date his RSU award was issued, he received cash payments of $47,917 in lieu of his RSU award.

(3)	In February 2011, Mr. Behring received a one-time option grant of 63,211 millishares of Parent Common Stock and each of the other non-management directors received a one-time option grant of 31,605 millishares of Parent Common Stock. The options will cliff vest on October 19, 2015. Mr. Harf forfeited his options on his resignation date, which was November 15, 2011. The grant date fair value of a millishare of Parent Common Stock was $1.96 on February 3, 2011, which was the grant date of these option awards. The assumptions and methodology used to calculate the grant date fair value for the options are set forth in Note 15 of the accompanying audited Consolidated Financial Statements.

(4)	In lieu of their cash retainer and committee fees for 2011, the directors elected to receive RSUs with a value of two times the forgone fees. The amounts in the table represent the face value of the RSU grants. These grants were made on January 2, 2012.

Mr. Van Damme was appointed to the Board in January 2012 and is therefore not included on the table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As a result of the Acquisition, we are a wholly-owned subsidiary of Parent, and 3G owns over 99% of the Parent as of December 31, 2011. 3G Special Situations Partners, Ltd. serves as the general partner of 3G. 3G Capital Partners, L.P. is the parent of, and wholly owns, 3G Special Situations Partners, Ltd. 3G Capital serves as the general partner of 3G Capital Partners, L.P. Each of the Parent, 3G, 3G Special Situations Partners, Ltd., 3G Capital Partners, L.P. and 3G Capital may be deemed to beneficially own, and to have shared voting and dispositive power with respect to, all of our issued and outstanding shares of common stock. The address of each of the 3G entities is 3G Capital, Inc., 600 Third Avenue, 37th Floor, New York, New York 10016.

Mr. Behring is the managing director of 3G Capital, and Messrs. Behring, Hees, Schwartz, Sicupira and Telles are directors of 3G Capital. A five member investment committee of 3G Capital is empowered to make decisions with respect to 3G Capital’s investments, including the Company, and therefore, no individual member of the committee is deemed to be the beneficial owner of the shares of the Company beneficially owned indirectly by 3G Capital. This investment committee has the power to vote, dispose of or sell all of the shares of the Company. Messrs. Behring, Sicupira and Telles are members of the investment committee and disclaim beneficial ownership of any shares beneficially owned by 3G Capital.

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

Prior to joining BKC in September 2011, Flavia Faugeres, Executive Vice President, Global Chief Marketing Officer of BKC was an owner of Trueh Consultoria em Negocios Ltda (“TCN”), a consulting firm which provides marketing services to third parties. From January 2011 through June 2011, TCN provided consulting services to BKC. During 2011, BKC paid TCN the amount of $633,840 for such services. During 2011, Ms. Faugeres’ husband, Antoine Louis Rene Faugeres, owned an interest in ECM – Empresa de Consultoria de Marketing Ltda (“ECM”), a consulting firm which provided consulting services to BKC from January 2011 through June 2011. During 2011, BKC paid ECM the amount of $1,618,626 for such services. Ms. Faugeres disclaims any direct or indirect interest in such payments to ECM.

Director Independence

Although the New York Stock Exchange (“NYSE”) listing standards, including the Independence Standards, no longer apply to us since we are a privately-held company, the Board of Directors has applied the Independence Standards to determine the independence of our directors for purposes of this Amendment. Under the Independence Standards, a director qualifies as independent if the Board of Directors affirmatively determines that the director has no material relationship with us. While the focus of the inquiry is independence from management, the Board is required to broadly consider all relevant facts and circumstances in making an independence determination.

On January 24, 2012, our Board conducted evaluations of Alexandre Behring, Paul J. Fribourg, Bernardo Hees, Carlos Alberto Sicupira, Peter Tan, Marcel Herrmann Telles and Alexandre Van Damme under the Independence Standards. With respect to Messrs. Behring, Fribourg, Sicupira, Telles and Van Damme, the Board affirmatively determined that none of these directors has a direct or indirect material relationship with us and that each satisfies the Independence Standards. The Board also determined that Messrs. Hees and Tan, as employees of the Company during 2011, did not satisfy the Independence Standards.

In conducting its evaluations of Messrs. Behring, Sicupira and Telles, the Board considered their affiliation with 3G Capital and Messrs. Sicupira’s and Telles’ service on the Board of Directors of Anheuser-Busch InBev, a supplier to certain of our Whopper BarTM restaurants. In conducting its evaluation of Mr. Van Damme, the Board considered his affiliation with Anheuser-Busch InBev, where he serves on the Board. In conducting its evaluation of Mr. Fribourg, the Board considered his affiliation with BFG-WLF, LLC, a supplier to one of our Burger King franchisees in Latin America.

Since Paul J. Fribourg and Alexandre Van Damme serve on our Audit Committee, the Board also considered whether they satisfied the Audit Committee Independence Standards. As a result of this evaluation, our Board affirmatively determined that Messrs. Fribourg and Van Damme are independent under the Audit Committee Independence Standards.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees for professional services rendered by KPMG, LLC for the audit of our financial statements for 2011 and fees billed for other services rendered by KPMG for such period. There were no fees by KPMG for 2011 that would fall under the category of “Tax Fees”.

	2011	Transition Period
	(In thousands)
Fee Category
Audit Fees(1)	$2,964	$2,464
Audit-Related Fees(2)	416	66
All Other Fees(3)	43	250

Total Fees	$3,423	$2,780

(1)	Annual audit fees primarily consist of fees for the audit of the consolidated financial statements and the review of the interim condensed quarterly consolidated financial statements. This category also includes fees for statutory audits required by the tax authorities of various countries and accounting consultations and research work necessary to comply with Public Company Accounting Oversight Board standards.

(2)	Audit-Related Fees are primarily the fees for financial statement audits of the Company’s marketing funds and accounting consultations related to the evaluation of certain transactions.

(3)	All Other Fees are fees for services other than those in the above categories, including the preparation of comfort letters and review of related documents.

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

All audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm for 2011 were approved by the full Audit Committee or approved by the chairman of the Audit Committee consistent with the policy described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

10.79	Amendment No. 1 dated as of April 18, 2011 to the Employment Agreement between Burger King Corporation and Jonathan Fitzpatrick dated as of October 25, 2010*

10.80	Burger King Corporation 2011 Annual Bonus Program document*

10.81	Burger King Corporation Officer Severance Plan*

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURGER KING HOLDINGS, INC.

By:	/s/ Bernardo Hees
Name:	Bernardo Hees
Title:	Chief Executive Officer

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bernardo Hees Bernardo Hees	Chief Executive Officer and Director	March 29, 2012

/s/ Daniel Schwartz Daniel Schwartz	Chief Financial Officer	March 29, 2012

/s/ Jacqueline Friesner Jacqueline Friesner	Controller, Chief Accounting Officer	March 29, 2012

/s/ Alexandre Behring Alexandre Behring	Chairman	March 29, 2012

/s/ Alexandre Van Damme Alexandre Van Damme	Director	March 29, 2012

/s/ Paul J. Fribourg Paul J. Fribourg	Director	March 29, 2012

/s/ Carlos Alberto Sicupira Carlos Alberto Sicupira	Director	March 29, 2012

/s/ Marcel Herrmann Telles Marcel Herrmann Telles	Director	March 29, 2012