Form 10-Q
period 2012-03-31
Burger King Holdings Inc
filed 2012-05-09
CIK 1352801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, there were 100,000 shares of the Registrant’s Common Stock outstanding, all of which were owned by Burger King Capital Holdings, LLC, the Registrant’s parent holding company. The registrant’s Common Stock is not publicly traded.

*	The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, but is not subject to such filing requirements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

PART I — Financial Information

Item1. Financial Statements

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 31, 2012	December 31, 2011
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$429.8	$458.8
Trade and notes receivable, net	149.3	152.8
Prepaids and other current assets, net	93.9	68.0
Deferred income taxes, net	46.3	43.1

Total current assets	719.3	722.7

Property and equipment, net of accumulated depreciation of $180.3 million and $150.1 million, respectively	1,005.2	1,026.5
Intangible assets, net	2,842.2	2,823.3
Goodwill	663.1	657.7
Net investment in property leased to franchisees	239.2	242.2
Other assets, net	102.9	111.1

Total assets	$5,571.9	$5,583.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts and drafts payable	$89.7	$98.4
Accrued advertising	96.3	97.4
Other accrued liabilities	227.3	242.2
Current portion of long term debt and capital leases	36.6	33.5

Total current liabilities	449.9	471.5

Term debt, net of current portion	2,547.8	2,585.9
Capital leases, net of current portion	119.4	95.4
Other liabilities, net	359.6	366.2
Deferred income taxes, net	594.5	615.3

Total liabilities	4,071.2	4,134.3

Commitments and Contingencies (Note 14)

Stockholder’s equity:
Common stock, $0.01 par value; 200,000 shares authorized at March 31, 2012 and December 31, 2011; 100,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	1,564.4	1,557.1
Retained earnings	12.6	5.4
Accumulated other comprehensive loss	(76.3)	(113.3)

Total stockholder’s equity	1,500.7	1,449.2

Total liabilities and stockholder’s equity	$5,571.9	$5,583.5

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In millions)
Revenues:
Company restaurant revenues	$396.2	$392.5
Franchise and property revenues	173.7	159.5

Total revenues	569.9	552.0

Company restaurant expenses:
Food, paper and product costs	130.0	127.0
Payroll and employee benefits	119.5	120.0
Occupancy and other operating costs	104.5	109.7

Total Company restaurant expenses	354.0	356.7
Franchise and franchise property expenses	23.8	23.1
Selling, general and administrative expenses	93.7	100.4
Other operating expenses, net	13.0	7.8

Total operating costs and expenses	484.5	488.0

Income from operations	85.4	64.0

Interest expense, net	47.2	50.2
Loss on early extinguishment of debt	1.1	19.6

Income (loss) before income taxes	37.1	(5.8)
Income tax expense	12.1	0.1

Net income (loss)	$25.0	$(5.9)

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net income (loss)	$25.0	$(5.9)

Foreign currency translation adjustment	39.3	52.0
Net change in fair value of net investment hedges (net of tax of $3.8 million)	(5.9)	—
Net change in fair value of interest rate caps (net of tax of $1.0 million and $1.6 million, respectively)	(2.7)	2.3
Amounts reclassified to earnings during the period from terminated caps/swaps (net of tax of $0.2 million and $0.4 million, respectively)	(0.4)	(0.6)
Pension and post-retirement benefit plans (net of tax of $4.2 million)	6.5	—
Amortization of prior service costs (net of tax of $0.2 million)	0.2	—

Other comprehensive income, net of tax	37.0	53.7

Total comprehensive income	$62.0	$47.8

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In millions)
Cash flows from operating activities:
Net income (loss)	$25.0	$(5.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34.0	35.0
Loss on early extinguishment of debt	1.1	19.6
Amortization of deferred financing cost and debt issuance discount	3.5	3.3
Loss (gain) on remeasurement of foreign denominated transactions	(0.3)	2.4
Amortization of prior service costs	(0.4)	—
Realized loss on terminated caps/swaps	0.6	0.6
Loss (gain) on refranchisings and dispositions of assets	8.9	(0.4)
Bad debt expense, net of recoveries	1.3	—
Share-based compensation	7.3	0.2
Deferred income taxes	(6.4)	11.4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	3.4	10.0
Prepaids and other current assets	(9.2)	2.2
Accounts and drafts payable	(9.7)	(16.2)
Accrued advertising	(6.2)	6.6
Other accrued liabilities	(5.4)	0.2
Other long-term assets and liabilities	2.5	(3.8)

Net cash provided by operating activities	50.0	65.2

Cash flows from investing activities:
Payments for property and equipment	(16.6)	(9.7)
Proceeds from refranchisings, disposition of assets and restaurant closures	7.4	7.9
Return of investment on direct financing leases	3.1	2.0
Other investing activities	0.3	(0.1)

Net cash provided by (used for) investing activities	(5.8)	0.1

Cash flows from financing activities:
Proceeds from term debt	—	1,857.6
Repayments of term debt and capital leases	(11.5)	(1,844.0)
Extinguishment of debt	(37.7)	—
Payment of financing costs	—	(23.1)
Dividend to Parent	(17.8)	—

Net cash used for financing activities	(67.0)	(9.5)

Effect of exchange rates on cash and cash equivalents	(6.2)	4.3
Increase (decrease) in cash and cash equivalents	(29.0)	60.1
Cash and cash equivalents at beginning of period	458.8	207.0

Cash and cash equivalents at end of period	$429.8	$267.1

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In millions)
Supplemental cash flow disclosures:
Interest paid	$23.1	$29.5
Income taxes paid	$3.7	$6.6

Non-cash investing and financing activities:
Acquisition of property with capital lease obligations	$29.2	$—
Net investment in direct financing leases	$3.1	$2.0

See accompanying notes to condensed consolidated financial statements.

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tabular amounts in millions of dollars unless noted otherwise)

Note 1. Organization

Burger King Holdings, Inc. (“BKH”, the “Company” or “we”) is a Delaware corporation formed on July 23, 2002. We are the parent of Burger King Corporation (“BKC”), a Florida corporation that franchises and operates fast food hamburger restaurants, principally under the Burger King ® brand (the “Brand”). We are the world’s second largest fast food hamburger restaurant, or FFHR, chain as measured by the total number of restaurants. On October 19, 2010, we were acquired by 3G Special Situations Fund II, L.P. (“3G”), an affiliate of 3G Capital Partners, Ltd., an investment firm based in New York (“3G Capital”).

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

On April 3, 2012, Burger King Worldwide Holdings, Inc., our parent holding company (“BKWWH”), Justice Holdings Limited (“Justice”), Justice Delaware Holding Inc., a wholly-owned subsidiary of Justice (“New Holdco”), and Justice Holdco LLC, a wholly-owned subsidiary of New Holdco (“Merger Sub LLC”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”). See Note 17 for further information about the Business Combination Agreement.

New Accounting Pronouncements

During the three months ended March 31, 2012, we adopted an accounting standard update that amends accounting guidance to allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, we are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of this accounting standard update did not have an impact on our condensed consolidated financial statements.

During the three months ended March 31, 2012, we adopted an accounting standard update that amends accounting guidance to achieve common fair value measurement and disclosure requirements under United States generally accepted accounting principles (“GAAP”) and international financial reporting standards (“IFRS”). The amendments in this accounting standard clarify the Financial Accounting Standards Board’s intent about the application of existing fair value measurement requirements. The amendments change the wording used to describe many of the requirements in U.S. GAAP for disclosing information about fair value measurements. The adoption of this accounting standard update did not have a material effect on our consolidated financial statements but may result in additional disclosures.

During the three months ended March 31, 2012, we adopted an accounting standard update that requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The disclosures required by this accounting standard update are included in this Form 10-Q.

Note 2. Basis of Presentation and Consolidation

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, the Financial Statements should be read in conjunction with the audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the twelve-month period ended December 31, 2011 filed with the SEC on March 14, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in the Financial Statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.

The Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts in the accompanying Financial Statements and Notes to the Financial Statements have been reclassified in order to be comparable with the current year classifications. These reclassifications had no effect on previously reported net income (loss).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our Financial Statements and Notes to the Financial Statements. Management adjusts such estimates and assumptions when facts and circumstances dictate. Such estimates and assumptions may be affected by volatile credit, equity, foreign currency, energy markets and declines in consumer spending. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Note 3. Prepaids and Other Current Assets, net

Prepaids and other current assets, net consist of the following:

	As of
	March 31, 2012	December 31, 2011
Prepaid expenses	$62.9	$29.6
Inventories	17.1	13.7
Interest rate cap - current portion	4.7	3.6
Refundable income taxes	9.2	21.1

Total Prepaids and other current assets	$93.9	$68.0

Note 4. Intangible Assets, net and Goodwill

Intangible assets, net and goodwill consist of the following:

	As of
	March 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Identifiable assets subject to amortization:
Franchise agreements	$487.3	$(30.9)	$456.4	$482.3	$(25.8)	$456.5
Favorable leases	175.5	(26.6)	148.9	174.2	(22.0)	152.2

Subtotal	662.8	(57.5)	605.3	656.5	(47.8)	608.7

Brand	$2,236.9	$—	$2,236.9	$2,214.6	$—	$2,214.6

Intangible assets, net			$2,842.2			$2,823.3

Goodwill	$663.1			$657.7

We recorded amortization expense on intangible assets of $9.6 million for the three months ended March 31, 2012 and $10.1 million for the same period in the prior year.

Note 5. Other Accrued Liabilities and Other Liabilities

Other accrued liabilities and other liabilities consist of the following:

	As of
	March 31, 2012	December 31, 2011
Current:
Accrued payroll and employee-related costs	$39.2	$63.9
Accrued severance and project costs	26.5	33.4
Withholding taxes	7.8	9.0
Interest payable	36.8	17.1
Casualty insurance	8.8	8.7
Gift card liabilities	11.6	16.1
Income tax payable	4.5	3.1
Sales tax payable	25.8	22.0
Other	66.3	68.9

Total current other accrued liabilities	227.3	242.2

Non-current:
Accrued pension	$69.0	$71.3
Unfavorable leases	199.0	204.2
Casualty insurance reserves	22.4	22.2
Retiree health benefits	8.2	18.4
Deferred compensation	12.0	12.8
Income tax payable	23.8	23.4
Other	25.2	13.9

Total non-current other accrued liabilities	359.6	366.2

Total other accrued liabilities and other liabilities	$586.9	$608.4

Note 6. Long-Term Debt

Long-term debt consists of the following:

		Principal		Interest rates (a)
		As of		Three Months Ended
	Maturity	March 31,	December 31,	March 31,
	dates	2012	2011	2012	2011
Secured Term Loan - USD tranche (b)	2016	$1,495.7	$1,532.0	5.6%	6.2%
Secured Term Loan - Euro tranche (b)	2016	249.4	247.8	5.8%	6.4%
9 7/8% Senior Notes	2018	797.5	797.5	10.1%	10.3%
Deferred Premiums on interest rate caps	2016	34.1	35.8	2.5%	2.5%
- USD (See Note 10)
Deferred Premiums on interest rate caps	2016	7.0	7.3	2.9%	2.9%
- EUR (See Note 10)
Other	N/A	1.1	3.2

Total debt		2,584.8	2,623.6
Less: current maturities of debt		(24.4)	(24.2)

Total long-term debt		$2,560.4	$2,599.4

(a)	Represents the effective interest rate for the instrument computed on a quarterly basis, including the amortization of deferred debt issuance costs and discount, as applicable, and in the case of our Secured Term Loans, the effect of interest rate caps.

(b)	Principal face amount herein is presented gross of a 1% discount of $11.7 million on the USD tranche and revolving credit facility and $0.9 million on the Euro tranche at March 31, 2012 and $12.5 million on the USD tranche and revolving credit facility and $1.0 million on the Euro tranche at December 31, 2011.

Credit Facilities

In connection with the acquisition of the Company by 3G, BKC entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “Credit Agreement”). The Credit Agreement provides for (i) two tranches of term loans in aggregate principal amounts of $1,600.0 million and €200.0 million (the “Term Loans”), each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility is October 19, 2016 and the maturity date for the Revolving Credit Facility is October 19, 2015.

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

As of March 31, 2012, we had $14.5 million in irrevocable standby letters of credit outstanding, which were issued under the Revolving Credit Facility primarily to certain insurance carriers to guarantee payments of deductibles for various insurance programs, such as health and commercial liability insurance. Such letters of credit are secured by the collateral under the Credit Facilities. As of March 31, 2012, no amounts had been drawn on any of these irrevocable standby letters of credit and our remaining borrowing capacity under the Revolving Credit Facility was $135.5 million. We may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period.

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

We may prepay the Term Loans in whole or in part at any time. A 1% premium applies if the prepayment is made in connection with an interest rate re-pricing event. During the three months ended March 31, 2012, we made $37.7 million in voluntary prepayments of our Term Loans.

Under the Credit Facilities, BKC is required to comply with customary financial ratios, including a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) and a maximum Total Leverage Ratio (the ratio of Consolidated Total Debt to Consolidated EBITDA). Consolidated EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for certain items, as specified in the Credit Agreement. Consolidated Interest Expense is defined in the Credit Agreement as cash payments for interest, including (net of) payments made (received) pursuant to interest rate derivatives with respect to Indebtedness, net of cash received for interest income and certain other items specified in the Credit Agreement. The Test Period is defined in the Credit Agreement as the most recently completed four consecutive fiscal quarters ending on such date.

The Credit Facilities also contain a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of BKC and its subsidiaries to (i) incur additional indebtedness (including guarantee obligations) or liens, (ii) engage in mergers, consolidations, liquidations or dissolutions, sell assets (with certain exceptions, including sales of company-owned restaurants to franchisees), (iii) make capital expenditures, acquisitions, investments loans and advances, (iv) pay and modify the terms of certain indebtedness, (v) engage in certain transactions with affiliates, (vi) enter into certain speculative hedging arrangements, negative pledge clauses and clauses restricting subsidiary distributions and (vii) change its line of business. In addition, the ability of BKC and its subsidiaries to pay dividends or other distributions, or to repurchase, redeem or retire equity is restricted by the Credit Agreement, including the payment of dividends to BKH. At March 31, 2012, we were in compliance with all financial ratios and covenants of the Credit Agreement and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

BKC’s capital expenditures are limited to between $160.0 million and $220.0 million, with the annual limitation based on our Rent-Adjusted Leverage Ratio of our most recently ended fiscal year. Up to 50% of the unused amount for the prior fiscal year (less the amount carried forward into the prior fiscal year) is allowed to be carried forward into the next fiscal year.

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

9 7/8% Senior Notes

At March 31, 2012 and December 31, 2011, we had outstanding $797.5 million of senior notes due 2018 that bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year (the “Senior Notes”). The Senior Notes mature on October 15, 2018. During 2011, we repurchased and retired Senior Notes with an aggregate face value of $2.5 million for a purchase price of $2.7 million, including accrued interest.

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

At March 31, 2012, we were in compliance with all covenants of the Senior Notes Indenture.

Loss on Early Extinguishment of Debt

We recorded a loss on early extinguishment of debt of $1.1 million for the three months ended March 31, 2012 associated with the Term Loan prepayments. In connection with the amendment of our Credit Facility in February 2011, we recorded a $19.6 million loss on early extinguishment of debt. Loss on early extinguishment of debt consists principally of write-offs of deferred financing costs and original issue discount.

Other

We have lines of credit with foreign banks, which can also be used to provide guarantees, in the amount of $2.4 million as of March 31, 2012 and $3.2 million as of December 31, 2011. There were $1.4 million of guarantees issued against these lines of credit as of March 31, 2012 and $2.3 million as of December 31, 2011.

Interest Expense, net

Interest expense, net consists of the following:

	Three Months Ended March 31,
	2012	2011
Secured Term Loan - USD tranche	$17.4	$21.1
Secured Term Loan - Euro tranche	3.1	4.5
Interest Rate Caps - USD and Euro	0.3	0.3
9 7/8% Senior Notes	19.7	19.8
Amortization of original debt issuance discount, deferred financing costs and other	4.8	3.9
Capital lease obligations	2.1	1.9
Interest income	(0.2)	(1.3)

Total	$47.2	$50.2

Note 7. Income Taxes

The U.S. Federal tax statutory rate reconciles to the effective tax rate as follows:

	Three Months Ended March 31,
	2012	2011
U.S. Federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.8	0.9
Costs/(Benefits) and taxes related to foreign operations	6.9	(43.8)
Foreign tax rate differential	(13.1)	(24.7)
Foreign exchange differential on tax benefits	(0.8)	1.8
Change in valuation allowance	2.1	15.8
Change in accrual for tax uncertainties	0.4	14.4
Other	0.3	(1.1)

Effective income tax rate	32.6%	(1.7)%

Income tax expense was $12.1 million for the three months ended March 31, 2012, resulting in an effective tax rate of 32.6%, primarily as a result of the current mix of income from multiple tax jurisdictions and the impact of share-based compensation expense not deductible for tax purposes. See Note 11 to our unaudited condensed consolidated financial statements. We had income tax expense of $0.1 million for the three months ended March 31, 2011, resulting in an effective tax rate of (1.7%), primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits.

We had $22.0 million of unrecognized tax benefits at March 31, 2012 and $21.6 million at December 31, 2011, which if recognized, would affect the effective income tax rate.

In the next twelve months, it is reasonably possible that the total amounts of our unrecognized tax benefits will not significantly increase or decrease.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties at March 31, 2012 was $3.4 million and at December 31, 2011 was $3.2 million. Potential interest and penalties associated with uncertain tax positions recognized during the three months ended March 31, 2012 and 2011 were not significant. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. Generally, we are subject to routine examination by taxing authorities in these jurisdictions, including significant international tax jurisdictions, such as the United Kingdom, Germany, Spain, Switzerland, Singapore and Mexico. We do not expect any of these foreign jurisdictions to be individually material. We also have various state and foreign income tax returns in the process of examination. From time to time, these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We believe that our tax positions comply with applicable tax law and that we have adequately provided for these matters.

Note 8. Retirement Plan and Other Postretirement Benefits

Pension Benefits

We sponsor noncontributory defined benefit pension plans for our salaried employees in the United States (the “U.S. Pension Plans”) and certain employees in the United Kingdom, Germany and Switzerland (the “International Pension Plans”). Effective December 31, 2005, all benefits accrued under the U.S. Pension Plans were frozen at the benefit level attained as of that date.

Postretirement Medical Benefits

Our postretirement medical plan (the “U.S. Retiree Medical Plan”) provides medical, dental and life insurance benefits to U.S. salaried retirees hired prior to June 30, 2001 and who were age 40 or older as of June 30, 2001, and their eligible dependents. The amount of retirement health care coverage an employee will receive depends upon the length of credited service. Effective September 30, 2011, the credited service for this plan was frozen for all participants. Beginning January 1, 2012, the annual employer-provided subsidy is $160 (pre-age 65) and $80 (post-age 65) per year of credited service for anyone not already receiving benefits prior to this date. In 2011, we recognized a reduction to the retiree medical plan liability as a result of a negative plan amendment of $7.1 million, with an offset to accumulated other comprehensive income (AOCI).

During the three months ended March 31, 2012, we eliminated the option to delay enrollment for the U.S. Retiree Medical Plan. U.S. Retiree Medical Plan participants were required to make a onetime election to participate in the Plan by February 29, 2012. This change was accounted for as a negative plan amendment and resulted in reduction to the Retiree Medical Plan liability of $11.1 million. This reduction is being amortized as a reduction to net periodic benefit costs over 6 years, the average remaining years until expected retirement. This negative plan amendment will result in net periodic benefit cost reductions of approximately $1.5 million in 2012 and $1.8 million every year thereafter during the amortization period. The plan was re-measured using a discount rate of 4.4% at the time of the negative plan amendment.

Our liability under the Executive Retirement Plan (“ERP”) was $14.1 million at March 31, 2012 and $16.2 million at December 31, 2011.

Net periodic benefit cost for our defined benefit pension plans and other post-retirement benefits consists of the following:

	Retirement Benefits
	Three Months Ended March 31,
	2012	2011
Service cost-benefits earned during the period	$0.3	$0.4
Interest costs on projected benefit obligations	2.7	2.7
Expected return on plan assets	(2.4)	(2.6)
Amortization of prior service costs / (credit)	(0.4)	—
Settlement expense / (income)	0.1	—

Net periodic benefit cost	$0.3	$0.5

Other benefit costs were a credit of $0.3 million for the three months ended March 31, 2012 and an expense of less than $0.5 million for the three months ended March 31, 2011.

Note 9. Fair Value Measurements

The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, derivatives designated as net investment hedges, derivatives not designated as hedging instruments and other investments, which consist of money market accounts and mutual funds held in a rabbi trust established to fund a portion of our current and future obligations under our ERP, as well as their location on our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012			Fair Value Measurements at March 31, 2012
	Carrying Value and Balance Sheet Location			Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$4.5	$13.7	$—	$—	$18.2	$—

Total	$4.5	$13.7	$—	$—	$18.2	$—

Derivatives designated as net investment hedges:
Cross-currency rate swaps (notional amount at March 31, 2012: $230 million)	$—	$—	$(9.7)	$—	$(9.7)	$—

Total	$—	$—	$(9.7)	$—	$(9.7)	$—

Other investments:
Investments held in a rabbi trust	$—	$8.4	$—	$8.4	$—	$—

Total	$—	$8.4	$—	$8.4	$—	$—

	As of December 31, 2011			Fair Value Measurements at December 31, 2011
	Carrying Value and Balance Sheet Location			Assets (Liabilities)
Description	Prepaid and Other Current Assets	Other Assets	Other Accrued Liabilities	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives designated as cash flow hedging instruments:
Interest rate caps	$3.3	$18.6	$—	$—	$21.9	$—

Total	$3.3	$18.6	$—	$—	$21.9	$—

Other investments:
Investments held in a rabbi trust	$—	$10.8	$—	$10.8	$—	$—

Total	$—	$10.8	$—	$10.8	$—	$—

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

At March 31, 2012, the fair value of our variable rate term debt and bonds was estimated at $2.6 billion, compared to a carrying amount of $2.5 billion, net of original issue discount. At December 31, 2011, the fair value of our variable rate term debt and bonds were estimated at $2.6 billion, compared to a carrying amount of $2.6 billion, net of original issue discount. Fair value of variable rate term debt was estimated using inputs based on bid and offer prices and are Level 2 inputs within the fair value hierarchy. Fair value of the Senior Notes was estimated using quoted market prices and are Level 1 inputs within the fair value hierarchy.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, the Brand and other intangible assets.

The fair value measurements for our long-lived assets held for sale are typically based on binding purchase prices from acquirers of Company restaurants that we plan to refranchise. In certain cases, our corporate development team may develop fair value estimates for assets held for sale for which there is no binding purchase price. These fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements are reviewed and assessed each quarter for assets classified as held for sale by our corporate development team. Our corporate development team utilizes its knowledge of the FFHR industry and historical experience in refranchising transactions in establishing the valuation process, which is generally based on an income approach. Under the income approach, our corporate development team uses transaction multiples for refranchisings that were recently completed, adjusting where necessary for factors specific to the assets held for sale.

We assess the fair value less costs to sell of assets held for sale each reporting period they remain classified as held for sale. We report subsequent changes in the fair value less costs to sell of assets held for sale as an adjustment to the carrying amount of the assets held for sale. However, the adjusted carrying amount cannot exceed the carrying amount of the long-lived asset at the time it was initially classified as held for sale. During the three months ended March 31, 2012, long-lived assets held for sale with a carrying amount of $11.1 million were written down to their fair values less cost to sell of $2.9 million, resulting in an $8.2 million impairment loss, which we classify as a loss on refranchising. We did not record any impairment charges associated with assets held for sale during the three months ended March 31, 2011.

Note 10. Derivative Instruments

We enter into derivative instruments for risk management purposes, including derivatives designated as hedging instruments, derivates designated as net investment hedges and those utilized as economic hedges. We use derivatives to manage exposure to fluctuations in interest rates and currency exchange rates.

Interest Rate Caps

At March 31, 2012 and December 31, 2011, we had deferred premium interest rate caps agreements, which are denominated in U.S. dollars (notional amount of $1.4 billion at March 31, 2012 and $1.5 billion at December 31, 2011) and Euros (notional amount of €187.0 million at March 31, 2012 and €193.6 million at December 31, 2011) (the “Cap Agreements”) to effectively cap the annual interest expense applicable to our borrowings under the Credit Agreement at a maximum of 4.75% for U.S. Dollar denominated borrowings and 5.0% for Euro denominated borrowings. The deferred premium associated with the Cap Agreements was $36.3 million for the U.S. Dollar denominated exposure and €5.6 million for the Euro denominated exposure at March 31, 2012 and $38.2 million for the U.S. Dollar denominated exposure and €6.0 million for the Euro denominated exposure at December 31, 2011.

Under the terms of the Cap Agreements, if LIBOR/EURIBOR resets above a strike price, we will receive the net difference between the rate and the strike price. As disclosed in Note 6, we have elected our applicable rate per annum as Euro currency. In addition, on the quarterly settlement dates, we will remit the deferred premium payment (plus interest) to the counterparty, whether LIBOR/EURIBOR resets above or below the strike price.

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

From time to time as we prepay portions of the Term Loan, we may modify our interest rate cap to reduce the notional amount. The terms of the caps will not otherwise be revised by these modifications. On the modification date, the portion of fair value attributable to the modified cap will be reclassified from AOCI into earnings as a component of interest expense.

Cross-currency Rate Swaps

During the quarter ended March 31, 2012, we entered into cross-currency rate swaps with an aggregate notional value of $230 million to hedge the net investment in a European subsidiary, Burger King Europe. These swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in U.S. dollars. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the carrying amount of the net investment being hedged. These instruments mature on October 19, 2016.

Currency effects of these hedges reflected in AOCI were an after-tax loss of $5.9 million for the three months ended March 31, 2012.

Interest Rate Swaps

In connection with 3G’s acquisition of our Company, interest rate swaps with a notional value of $500 million were terminated. The remaining interest rate swaps that were not terminated by counterparties had a notional value of $75 million and expired on September 30, 2011.

Foreign Currency Forward Contracts

From time to time, we enter into foreign currency forward contracts to economically hedge the remeasurement of certain foreign currency-denominated intercompany loans receivable and other foreign-currency denominated assets recorded in our consolidated balance sheets. We had no foreign currency forward contracts outstanding as of March 31, 2012.

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

Credit-Risk Related Contingent Features

Our derivative instruments do not contain any credit-risk related contingent features.

The following table presents the required quantitative disclosures for our derivative instruments:

	Three Months Ended March 31,
	2012				2011
	Interest Rate Caps	Cross Currency Rate Swaps	Foreign Currency Forward Contracts	Total	Interest Rate Caps	Interest Rate Swaps	Foreign Currency Forward Contracts	Total
Derivatives designated as cash flow hedging instruments:
Gain (loss) recognized in other comprehensive income (effective portion)	$(3.7)	$—	$—	$(3.7)	$4.2	$—	$(0.1)	$4.1
Gain (loss) reclassified from AOCI into interest expense, net (1)	$(0.6)	$—	$—	$(0.6)	$1.0	$—	$0.1	$1.1

Derivatives designated as net investment hedges:
Gain (loss) recognized in other comprehensive income (effective portion)	$—	$(9.7)	$—	$(9.7)	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Gain (loss) recognized in other operating expense, net	$—	$—	$—	$—	$—	$—	$0.2	$0.2
Gain (loss) recognized in interest expense, net	$—	$—	$—	$—	$—	$1.0	$—	$1.0

(1)	Includes $0.1 million in losses for the three months ended March 31, 2012, and $1.0 million in gains for the three months ended March 31, 2011, related to the interest rate caps modified in connection with the amendment to the Credit Agreement.

The net amount of pre-tax gains and losses in accumulated comprehensive income (loss) as of March 31, 2012 that we expect to be reclassified into earnings within the next 12 months is $4.7 million of losses.

Note 11. Share-based Compensation

During the three months ended March 31, 2012, BKWWH granted options to purchase up to 2,058,590 millishares to key employees. With respect to 874,200 of the options, the exercise price per millishare is $11.89, and the options vest on October 19, 2015 or thereafter, provided the employee is continuously employed by BKC or one of its subsidiaries. With respect to 1,184,390 of the options, the exercise price per millishare is $13.34, and the options vest five years from the grant date, provided the employee is continuously employed by BKC or one of its subsidiaries. The grant date fair values of the options granted were from $5.30 to $16.77 per millishare and were estimated using the Black-Scholes option pricing model based on the following weighted-average input assumptions: exercise prices from $11.89 to $13.34 per share; risk-free interest rates from $0.87% to 1.07%; expected term of 5.5 years; expected volatility of 35.0%; and expected dividend yield of zero.

During the three months ended March 31, 2012, we granted approximately 45,512 restricted stock units (RSUs) to non-employee members of our Board of Directors as an annual grant. The RSU grant was fully vested on the grant date. All RSUs will settle and millishares of common stock will be issued upon termination of service by the board member.

We recorded $7.3 million of share-based compensation expense in selling, general and administrative expenses for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011. No stock options were exercised during the three months ended March 31, 2012 or the three months ended March 31, 2011. The increases in share-based compensation and grant-date fair values of options granted during the three months ended March 31, 2012 were due to the increase in fair value of BKWWH equity implied by the Business Combination Agreement described in Note 17.

Note 12. Franchise and Property Revenues

Franchise and property revenues consist of the following:

	Three Months Ended March 31,
	2012	2011
Franchise royalties	$139.6	$128.9
Initial franchise fees	2.7	1.8
Renewal and other related franchise fees	3.1	1.5
Property revenues	28.3	27.3

Total	$173.7	$159.5

Note 13. Other Operating (Income) Expense, Net

Other operating (income) expense, net consists of the following:

	Three Months Ended March 31,
	2012	2011

Net losses on disposal of assets, restaurant closures and refranchisings	$9.8	$0.8
Litigation settlements and reserves, net	0.4	0.4
Foreign exchange net losses	0.6	5.5
Loss from unconsolidated affiliates	1.2	0.4
Other, net	1.0	0.7

Other operating expense, net	$13.0	$7.8

During the three months ended March 31, 2012, we recorded losses of $8.2 million associated with long-lived assets for restaurants we classified as held for sale, which is included as a component of loss on refranchisings.

Closures and Dispositions

Gains and losses on closures and dispositions represent sales of Company properties and other costs related to restaurant closures and refranchisings, and are recorded in other operating (income) expenses, net in the accompanying condensed consolidated statements of operations. Gains and losses recognized in the current period may reflect closures and refranchisings that occurred in previous periods.

Closures and dispositions are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Number of restaurant closures	6	7
Number of refranchisings	7	3
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$9.8	$0.8

Assets Held For Sale

We classify assets as held for sale when we commit to a plan to dispose of the assets by refranchising specific restaurants in their current condition at a price that is reasonable, and we believe completing the plan of sale within one year is probable without significant changes. Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell and we cease depreciation on assets at the time they are classified as held for sale. We recognize impairment losses associated with restaurants held for sale as losses on refranchisings.

If we subsequently decide to retain a restaurant or group of restaurants previously classified as held for sale, the assets would be reclassified from assets held for sale at the lower of (a) their then-current fair value or (b) the carrying value at the date the assets were classified as held for sale, less the depreciation that would have been recorded since that date.

At March 31, 2012, assets held for sale totaled $2.9 million and consisted primarily of machinery and equipment to be sold in connection with refranchisings. We did not have assets classified as held for sale at December 31, 2011. Assets held for sale are included with Prepaids and Other Current Assets in our consolidated balance sheets.

Acquisitions

There were no significant acquisitions during the three months ended March 31, 2012.

Note 14. Commitments and Contingencies

In some of the matters described below, loss contingencies are not both probable and estimable in the view of management and, accordingly, reserves have not been established for those matters. However, information is provided below or included in Note 17, “Commitments and Contingencies” to the Consolidated Financial Statements of our Form 10-K for the twelve-month period ended December 31, 2011 regarding the nature of the contingency and, where specified, the amount of the claim associated with the loss contingency.

Litigation

On September 10, 2008, a class action lawsuit was filed against our Company in the United States District Court for the Northern District of California. The complaint alleged that all 96 Burger King restaurants in California leased by our Company and operated by franchisees violate accessibility requirements under federal and state law. In September 2009, the court issued a decision on the plaintiffs’ motion for class certification. In its decision, the court limited the class action to the 10 restaurants visited by the named plaintiffs, with a separate class of plaintiffs for each of the 10 restaurants and 10 separate trials. In March 2010, our Company agreed to settle the lawsuit with respect to the 10 restaurants and, in July 2010, the court gave final approval to the settlement. In February 2011, a class action lawsuit was filed with respect to the other 86 restaurants. In January 2012, our Company agreed to settle the lawsuit. The parties are finalizing the terms of the proposed settlement which will be submitted to the court for approval.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business relating to matters including, but not limited to, disputes with franchisees, suppliers, employees and customers, as well as disputes over our intellectual property.

Note 15. Segment Reporting

We operate in the fast food hamburger restaurant category of the quick service restaurant segment of the restaurant industry. Revenues include retail sales at Company restaurants and franchise revenues, consisting primarily of royalties based on a percentage of sales reported by franchise restaurants and franchise fees paid by franchisees as well as property income we derive from properties we lease or sublease to our franchisees. Our business is managed in four distinct geographic segments: (1) United States (“U.S.”) and Canada; (2) Europe, the Middle East and Africa (“EMEA”); (3) Latin America and the Caribbean (“LAC”); and (4) Asia Pacific (“APAC”).

Revenues by geographic segment consist of the following:

	Three Months Ended March 31,
	2012	2011
Revenues:
U.S. and Canada	$386.6	$375.5
EMEA	123.3	121.1
LAC	30.5	29.2
APAC	29.5	26.2

Total revenues	$569.9	$552.0

Other than the U.S., no other individual country represented 10% or more of our total revenues during the three months ended March 31, 2012 and the three months ended March 31, 2011. Revenues in the U.S. totaled $349.7 million for the three months ended March 31, 2012, as compared to $338.2 million during the three months ended March 31, 2011.

The unallocated amounts reflected in the table below include corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system wide restaurants and are not allocated specifically to any of the geographic segments.

A reconciliation of segment income to net income consists of the following:

	Three Months Ended March 31,
	2012	2011
Segment Income:
U.S. and Canada	$113.1	$102.8
EMEA	32.8	26.7
LAC	15.9	15.2
APAC	7.8	6.3
Unallocated Management G&A	(26.2)	(31.0)

Adjusted EBITDA	143.4	120.0
Share-based compensation	1.4	0.2
Transaction costs	—	0.8
Global restructuring and related professional fees	—	12.2
Global portfolio realignment project	3.7	—
Business Combination Agreement expenses	5.9	—
Other operating (income) expenses, net	13.0	7.8

EBITDA	119.4	99.0
Depreciation and amortization	34.0	35.0

Income from operations	85.4	64.0
Interest expense, net	47.2	50.2
Loss on early extinguishment of debt	1.1	19.6
Income tax expense	12.1	0.1

Net income (loss)	25.0	(5.9)

Note 16. Supplemental Financial Information

On October 19, 2010, BKC issued the Senior Notes. The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by us and the domestic subsidiaries of BKC (the “Guarantors”).

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

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of March 31, 2012

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$239.8	$—	$190.0	$—	$429.8
Trade and notes receivable, net	89.0	—	60.3	—	149.3
Prepaids and other current assets, net	74.3	—	19.6	—	93.9
Deferred income taxes, net	45.1	—	1.2	—	46.3

Total current assets	448.2	—	271.1	—	719.3

Property and equipment, net	833.2	—	172.0	—	1,005.2
Intangible assets, net	1,566.4	—	1,275.8	—	2,842.2
Goodwill	392.3	—	270.8	—	663.1
Net investment in property leased to franchisees	219.2	—	20.0	—	239.2
Intercompany receivable	434.8	—	—	(434.8)	—
Investment in subsidiaries	1,293.9	1,500.7	—	(2,794.6)	—
Other assets, net	74.8	—	28.1	—	102.9

Total assets	$5,262.8	$1,500.7	$2,037.8	$(3,229.4)	$5,571.9

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts and drafts payable	$54.3	$—	$35.4	$—	$89.7
Accrued advertising	56.4	—	39.9	—	96.3
Other accrued liabilities	171.9	—	55.4	—	227.3
Current portion of long term debt and capital leases	33.9	—	2.7	—	36.6

Total current liabilities	316.5	—	133.4	—	449.9
Term debt, net of current portion	2,547.8	—	—	—	2,547.8
Capital leases, net of current portion	94.5	—	24.9	—	119.4
Other liabilities, net	292.3	—	67.3	—	359.6
Payables to affiliates	—	—	434.8	(434.8)	—
Deferred income taxes, net	511.0	—	83.5	—	594.5

Total liabilities	3,762.1	—	743.9	(434.8)	4,071.2
Stockholder’s equity:
Additional paid-in capital	1,563.4	1,564.4	1,160.0	(2,723.4)	1,564.4
Retained earnings (accumulated deficit)	13.6	12.6	84.8	(98.4)	12.6
Accumulated other comprehensive income (loss)	(76.3)	(76.3)	49.1	27.2	(76.3)

Total stockholder’s equity	1,500.7	1,500.7	1,293.9	(2,794.6)	1,500.7

Total liabilities and stockholder’s equity	$5,262.8	$1,500.7	$2,037.8	$(3,229.4)	$5,571.9

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of December 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$287.1	$—	$171.7	$—	$458.8
Trade and notes receivable, net	101.1	—	51.7	—	152.8
Prepaids and other current assets, net	54.6	—	13.4	—	68.0
Deferred income taxes, net	42.0	—	1.1	—	43.1

Total current assets	484.8	—	237.9	—	722.7

Property and equipment, net of accumulated depreciation	846.4	—	180.1	—	1,026.5
Intangible assets, net	1,572.4	—	1,250.9	—	2,823.3
Goodwill	657.7	—	—	—	657.7
Net investment in property leased to franchisees	222.9	—	19.3	—	242.2
Intercompany receivable	287.0	—	—	(287.0)	—
Investment in subsidiaries	1,110.5	1,449.2	—	(2,559.7)	—
Other assets, net	83.3	—	27.8	—	111.1

Total assets	$5,265.0	$1,449.2	$1,716.0	$(2,846.7)	$5,583.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts and drafts payable	$61.6	$—	$36.8	$—	$98.4
Accrued advertising	71.2	—	26.2	—	97.4
Other accrued liabilities	162.6	—	79.6	—	242.2
Current portion of long term debt and capital leases	30.8	—	2.7	—	33.5

Total current liabilities	326.2	—	145.3	—	471.5

Term debt, net of current portion	2,585.9	—	—	—	2,585.9
Capital leases, net of current portion	70.6	—	24.8	—	95.4
Other liabilities, net	299.3	—	66.9	—	366.2
Payables to affiliates	—	—	287.0	(287.0)	—
Deferred income taxes, net	533.8	—	81.5	—	615.3

Total liabilities	3,815.8	—	605.5	(287.0)	4,134.3

Stockholder’s equity:
Additional paid-in capital	1,556.1	1,557.1	1,138.4	(2,694.5)	1,557.1
Retained earnings (accumulated deficit)	6.4	5.4	63.4	(69.8)	5.4
Accumulated other comprehensive loss	(113.3)	(113.3)	(91.3)	204.6	(113.3)

Total stockholder’s equity	1,449.2	1,449.2	1,110.5	(2,559.7)	1,449.2

Total liabilities and stockholder’s equity	$5,265.0	$1,449.2	$1,716.0	$(2,846.7)	$5,583.5

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$253.7	$—	$142.5	$—	$396.2
Franchise and property revenues	112.4	—	61.3	—	173.7
Intercompany revenues	3.6	—	—	(3.6)	—

Total revenues	369.7	—	203.8	(3.6)	569.9
Company restaurant expenses:
Food, paper and product costs	83.6	—	46.4	—	130.0
Payroll and employee benefits	78.1	—	41.4	—	119.5
Occupancy and other operating costs	61.0	—	43.5	—	104.5

Total Company restaurant expenses	222.7	—	131.3	—	354.0
Franchise and franchise property expenses	15.3	—	8.5	—	23.8
Selling, general and administrative expenses	63.9	—	29.8	—	93.7
Intercompany expenses	—	—	3.6	(3.6)	—
Other operating expenses, net	9.8	—	3.2	—	13.0

Total operating costs and expenses	311.7	—	176.4	(3.6)	484.5

Income (loss) from operations	58.0	—	27.4	—	85.4
Interest expense, net	44.7	—	2.5	—	47.2
Loss on early extinguishment of debt	1.1	—	—	—	1.1

Income (loss) before income taxes	12.2	—	24.9	—	37.1
Income tax expense	8.6	—	3.5	—	12.1

Income (loss) from continuing operations	3.6	—	21.4	—	25.0
Equity in earnings of subsidiaries	21.4	25.0	—	(46.4)	—

Net income (loss)	$25.0	$25.0	$21.4	$(46.4)	$25.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2011

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$248.9	$—	$143.6	$—	$392.5
Franchise and property revenues	103.7	—	55.8	—	159.5
Intercompany revenues	1.6	—	(1.6)	—	—

Total revenues	354.2	—	197.8	—	552.0
Company restaurant expenses:
Food, paper and product costs	81.6	—	45.4	—	127.0
Payroll and employee benefits	77.6	—	42.4	—	120.0
Occupancy and other operating costs	64.2	—	45.5	—	109.7

Total Company restaurant expenses	223.4	—	133.3	—	356.7
Franchise and franchise property expenses	14.3	—	8.8	—	23.1
Selling, general and administrative expenses	65.2	—	35.2	—	100.4
Intercompany expenses	(1.6)	—	1.6	—	—
Other operating expenses, net	0.5	—	7.3	—	7.8

Total operating costs and expenses	301.8	—	186.2	—	488.0

Income (loss) from operations	52.4	—	11.6	—	64.0
Interest expense, net	47.8	—	2.4	—	50.2
Loss on early extinguishment of debt	19.6	—	—	—	19.6

Income (loss) before income taxes	(15.0)	—	9.2	—	(5.8)
Income tax expense (benefit)	(2.6)	—	2.7	—	0.1

Income (loss) from continuing operations	(12.4)	—	6.5	—	(5.9)
Equity in earnings of subsidiaries	6.5	(5.9)	—	(0.6)	—

Net income (loss)	$(5.9)	$(5.9)	$6.5	$(0.6)	$(5.9)

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$25.0	$25.0	$21.4	$(46.4)	$25.0

Foreign currency translation adjustment	39.3	—	—	—	39.3
Net change in fair value of net investment hedges, net of tax of $3.8 million	(5.9)	—	—	—	(5.9)
Net change in fair value of interest rate caps, net of tax of $1.0 million	(2.7)	—	—	—	(2.7)
Amounts reclassified to earnings during the period from terminated caps, net of tax of $0.2 million	(0.4)	—	—	—	(0.4)
Pension and post-retirement benefit plans, net of tax of $4.2 million	6.5	—	—	—	6.5
Amortization of prior service costs, net of tax of $0.2 million	0.2	—	—	—	0.2

Other comprehensive income, net of tax	(2.3)	—	—	—	37.0

Total comprehensive income	$22.7	$25.0	$21.4	$(46.4)	$62.0

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2011

(Unaudited)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(5.9)	$(5.9)	$6.5	$(0.6)	$(5.9)

Foreign currency translation adjustment	52.0	—	—	—	52.0

Net change in fair value of interest rate caps, net of tax of $1.6 million	2.3	—	—	—	2.3
Amounts reclassified to earnings during the period from terminated swaps, net of tax of $0.4 million	(0.6)	—	—	—	(0.6)

Other comprehensive income, net of tax	53.7	—	—	—	53.7

Total comprehensive income	$47.8	$(5.9)	$6.5	$(0.6)	$47.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$25.0	$25.0	$21.4	$(46.4)	$25.0

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(21.4)	(25.0)	—	46.4	—
Depreciation and amortization	23.1	—	10.9	—	34.0
Loss on early extinguishment of debt	1.1	—	—	—	1.1
Amortization of deferred financing cost and debt issuance discount	3.5	—	—	—	3.5
Loss (gain) on remeasurement of foreign denominated transactions	(0.3)	—	—	—	(0.3)
Amortization of prior service costs	(0.4)	—	—	—	(0.4)
Realized loss on terminated caps/swaps	0.6	—	—	—	0.6
Loss (gain) on refranchisings and dispositions of assets	6.9	—	2.0	—	8.9
Bad debt expense, net of recoveries	0.6	—	0.7	—	1.3
Share-based compensation	7.4	—	(0.1)	—	7.3
Deferred income taxes	(20.7)	—	14.3	—	(6.4)
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	10.1	—	(6.7)	—	3.4
Prepaids and other current assets	(3.4)	—	(5.8)	—	(9.2)
Accounts and drafts payable	(7.1)	—	(2.6)	—	(9.7)
Accrued advertising	(18.8)	—	12.6	—	(6.2)
Other accrued liabilities	6.3	—	(11.7)	—	(5.4)
Other long-term assets and liabilities	3.7	—	(1.2)	—	2.5

Net cash provided by (used for) operating activities	16.2	—	33.8	—	50.0

Cash flows from investing activities:
Payments for property and equipment	(13.9)	—	(2.7)	—	(16.6)
Proceeds from refranchisings, disposition of assets and restaurant closures	1.3	—	6.1	—	7.4
Return of investment on direct financing leases	2.9	—	0.2	—	3.1
Other investing activities	0.3	—	—	—	0.3

Net cash used for investing activities	(9.4)	—	3.6	—	(5.8)

Cash flows from financing activities:
Proceeds from term debt	—	—	—	—	—
Repayments of term debt and capital leases	(10.9)	—	(0.6)	—	(11.5)
Extinguishment of debt	(37.7)	—	—	—	(37.7)
Dividend to Parent	(17.8)	—	—	—	(17.8)
Intercompany financing	12.3	—	(12.3)	—	—

Net cash provided by (used for) financing activities	(54.1)	—	(12.9)	—	(67.0)

Effect of exchange rates on cash and cash equivalents	—	—	(6.2)	—	(6.2)
Increase (decrease) in cash and cash equivalents	(47.3)	—	18.3	—	(29.0)
Cash and cash equivalents at beginning of period	287.1	—	171.7	—	458.8

Cash and cash equivalents at end of period	$239.8	$—	$190.0	$—	$429.8

BURGER KING HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(Unaudited)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5.9)	$(5.9)	$6.5	$(0.6)	$(5.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(6.5)	5.9	—	0.6	—
Depreciation and amortization	22.9	—	12.1	—	35.0
Loss on early extinguishment of debt	19.6	—	—	—	19.6
Amortization of deferred financing cost and debt issuance discount	3.3	—	—	—	3.3
Loss (gain) on remeasurement of foreign denominated transactions	0.5	—	1.9	—	2.4
Realized loss on terminated caps/swaps	0.6		—	—	0.6
Loss (gain) on refranchisings and dispositions of assets	(0.4)	—	—	—	(0.4)
Bad debt expense, net of recoveries	0.2	—	(0.2)	—	—
Share-based compensation	0.2	—	—	—	0.2
Deferred income taxes	11.4	—	—	—	11.4
Changes in current assets and liabilities, excluding acquisitions and dispositions:
Trade and notes receivables	8.2	—	1.8	—	10.0
Prepaids and other current assets	0.1	—	2.1	—	2.2
Accounts and drafts payable	(17.8)	—	1.6	—	(16.2)
Accrued advertising	(2.4)	—	9.0	—	6.6
Other accrued liabilities	14.6	—	(14.4)	—	0.2
Other long-term assets and liabilities	(8.9)	—	5.1	—	(3.8)

Net cash provided by (used for) operating activities	39.7	—	25.5	—	65.2

Cash flows from investing activities:
Payments for property and equipment	(6.9)	—	(2.8)	—	(9.7)
Proceeds from refranchisings, disposition of assets and restaurant closures	1.0	—	6.9	—	7.9
Return of investment on direct financing leases	2.0	—	—	—	2.0
Other investing activities	(0.1)	—	—	—	(0.1)

Net cash provided by (used for) investing activities	(4.0)	—	4.1	—	0.1

Cash flows from financing activities:
Proceeds from term debt	1,857.6	—	—	—	1,857.6
Repayments of term debt and capital leases	(1,843.5)	—	(0.5)	—	(1,844.0)
Payment of financing costs	(23.1)	—	—	—	(23.1)
Intercompany financing	0.9	—	(0.9)	—	—

Net cash (used for) financing activities	(8.1)	—	(1.4)	—	(9.5)

Effect of exchange rates on cash and cash equivalents	—	—	4.3	—	4.3
Increase (decrease) in cash and cash equivalents	27.6	—	32.5	—	60.1
Cash and cash equivalents at beginning of period	132.8	0.7	73.5	—	207.0

Cash and cash equivalents at end of period	$160.4	$0.7	$106.0	$—	$267.1

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

During the three months ended March 31, 2012, BKH made a dividend of $17.8 million to BKCH, which used the proceeds to repurchase Discount Notes with an aggregate face value of $31.3 million and aggregate carrying value of $20.3 million, net of unamortized original issue discount. We may make additional distributions or pay dividends to BKCH in the future subject to our future liquidity requirements, contractual restrictions under the Credit Agreement and Senior Notes Indenture and other factors.

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

BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

As of March 31, 2012

(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$429.8	$0.2	$—	$430.0
Trade and notes receivable, net	149.3	—	—	149.3
Prepaids and other current assets	93.9	1.1	—	95.0
Deferred income taxes, net	46.3	—	—	46.3

Total current assets	719.3	1.3	—	720.6

Property and equipment, net	1,005.2	—	—	1,005.2
Intangible assets, net	2,842.2	—	—	2,842.2
Goodwill	663.1	—	—	663.1
Net investment in property leased to franchisees	239.2	—	—	239.2
Investment in subsidiaries	—	1,500.7	(1,500.7)	—
Other assets, net	102.9	18.3	—	121.2

Total assets	$5,571.9	$1,520.3	$(1,500.7)	$5,591.5

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts and drafts payable	$89.7	$—	$—	$89.7
Accrued advertising	96.3	—	—	96.3
Other accrued liabilities	227.3	7.7	—	235.0
Current portion of long term debt and capital leases	36.6	—	—	36.6

Total current liabilities	449.9	7.7	—	457.6
Term debt, net of current portion	2,547.8	415.6	—	2,963.4
Capital leases, net of current portion	119.4	—	—	119.4
Other liabilities, net	359.6	—	—	359.6
Deferred income taxes, net	594.5	(11.8)	—	582.7

Total liabilities	4,071.2	411.5	—	4,482.7
Stockholder’s equity:
Additional paid-in capital	1,564.4	1,184.5	(1,564.4)	1,184.5
Retained earnings (accumulated deficit)	12.6	0.6	(12.6)	0.6
Accumulated other comprehensive loss	(76.3)	(76.3)	76.3	(76.3)

Total stockholder’s equity	1,500.7	1,108.8	(1,500.7)	1,108.8

Total liabilities and stockholder’s equity	$5,571.9	$1,520.3	$(1,500.7)	$5,591.5

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

BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012

(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$396.2	$—	$—	$396.2
Franchise and property revenues	173.7	—	—	173.7

Total revenues	569.9	—	—	569.9

Company restaurant expenses:
Food, paper and product costs	130.0	—	—	130.0
Payroll and employee benefits	119.5	—	—	119.5
Occupancy and other operating costs	104.5	—	—	104.5

Total company restaurant expenses	354.0	—	—	354.0
Franchise and franchise property expenses	23.8	—	—	23.8
Selling, general and administrative expenses	93.7	—	—	93.7
Other operating expense, net	13.0	—	—	13.0

Total operating costs and expenses	484.5	—	—	484.5

Income (loss) from operations	85.4	—	—	85.4
Interest expense, net	47.2	14.3	—	61.5
Loss on early extinguishment	1.1	—	—	1.1

Income (loss) before income taxes	37.1	(14.3)	—	22.8
Income tax expense (benefit)	12.1	(4.6)	—	7.5

Income (loss) from continuing operations	25.0	(9.7)	—	15.3
Equity in earnings of subsidiaries	—	25.0	(25.0)	—

Net income (loss)	$25.0	$15.3	$(25.0)	$15.3

BURGER KING CAPITAL HOLDINGS, LLC. AND SUBSIDIARIES

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2011

(Unaudited)

	BKH	Issuers	Eliminations	Consolidated
Revenues:
Company restaurant revenues	$392.5	$—	$—	$392.5
Franchise and property revenues	159.5	—	—	159.5

Total revenues	552.0	—	—	552.0

Company restaurant expenses:
Food, paper and product costs	127.0	—	—	127.0
Payroll and employee benefits	120.0	—	—	120.0
Occupancy and other operating costs	109.7	—	—	109.7

Total company restaurant expenses	356.7	—	—	356.7
Franchise and franchise property expenses	23.1	—	—	23.1
Selling, general and administrative expenses	100.4	—	—	100.4
Other operating (income) expense, net	7.8	—	—	7.8

Total operating costs and expenses	488.0	—	—	488.0

Income from operations	64.0	—	—	64.0
Interest expense, net	50.2	—	—	50.2
Loss on early extinguishment	19.6	—	—	19.6

Income (loss) before income taxes	(5.8)	—	—	(5.8)
Income tax expense	0.1	—	—	0.1

Income (loss) from continuing operations	(5.9)	—	—	(5.9)
Equity in earnings of subsidiaries	—	(5.9)	5.9	—

Net income (loss)	$(5.9)	$(5.9)	$5.9	$(5.9)

Note 17. Subsequent Events

On April 3, 2012, BKWWH, Justice, New Holdco and Merger Sub LLC entered into a Business Combination Agreement pursuant to which BKWWH will merge with Merger Sub LLC, and Merger Sub LLC will continue as the surviving company and a wholly-owned subsidiary of New Holdco. Under the terms of the Business Combination Agreement, 3G will receive $1.4 billion in cash and continue as the majority shareholder of New Holdco, and Justice’s stockholders and founders will own approximately 29% of New Holdco.

On March 26, 2012, we entered into an agreement to sell 278 Company restaurants in the Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia markets to Carrols LLC, our largest U.S. franchisee. In April 2012, we sold 96 Company restaurants in the Daytona and Orlando markets to a franchisee and 30 Company-owned restaurants in the United Kingdom to a franchisee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited condensed consolidated financial statements and the related notes thereto included in Part I, Item 1 “Financial Statements.” Unless the context otherwise requires, all references to “we,” “us” and “our” refer to Burger King Holdings, Inc. and its subsidiaries, including BKC.

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

Overview

We operate in the fast food hamburger restaurant, or FFHR, category of the quick service restaurant, or QSR, segment of the restaurant industry. We are the second largest FFHR chain in the world as measured by number of restaurants. Our system of restaurants includes restaurants owned by us, as well as our franchisees. Our business is comprised of four operating segments: (1) the U.S. and Canada; (2) Europe, the Middle East and Africa, or EMEA; (3) Latin America and the Caribbean, or LAC; and (4) Asia Pacific, or APAC.

As of March 31, 2012, there were 12,534 Burger King restaurants system-wide. We operate 934 restaurants in the U.S. and Canada and 351 restaurants in EMEA, LAC and APAC, and our franchisees operate 6,554 restaurants in the U.S. and Canada and 4,695 restaurants in EMEA, LAC and APAC. Approximately 90% of our current restaurants are franchised and we have a higher percentage of franchise restaurants to Company restaurants than our major competitors in the FFHR category. We believe that our high percentage of franchise restaurants provides us with a strategic advantage because the capital required to grow and maintain our system is funded primarily by franchisees. In addition, our franchisees fund the majority of the advertising that supports the Brand by making advertising contributions. Our franchise dominated business model does, however, present a number of drawbacks and risks, such as our limited control over franchisees and limited ability to facilitate changes in restaurant ownership. In addition, our operating results are closely tied to the success of our franchisees, and we are dependent on franchisees to open new restaurants as part of our growth strategy.

In 2011, sales at Company restaurants comprised 70% of our revenues, with our remaining revenue comprised of revenues we derive from our franchise system, consisting primarily of royalties and franchise fees as well as property income we derive from properties we lease or sublease to our franchisees. We expect the current mix of Company and franchise revenue to shift towards franchise revenue as we continue to implement our global portfolio realignment project described below.

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

•

Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization adjusted to exclude specifically identified items that management believes do not directly reflect our core operations. These items include share-based compensation expense, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects. See Profitability Measures and Non-GAAP Reconciliations.

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

Recent Events and Factors Affecting Comparability

Business Combination Agreement

On April 3, 2012, Burger King Worldwide Holdings, Inc., our parent company (“BKWWH”), Justice Holdings Limited (“Justice”), Justice Delaware Holdco Inc. (“New Holdco”) and Justice Holdco LLC (“Merger Sub LLC”) entered into a Business Combination Agreement and Plan of Merger dated as of April 3, 2012 (the “Business Combination Agreement”), pursuant to which BKWWH will merge with Merger Sub LLC, and Merger Sub LLC will continue as the surviving company and a wholly-owned subsidiary of New Holdco. Under the terms of the Business Combination Agreement, 3G will receive approximately $1.4 billion in cash and continue as the majority shareholder of New Holdco, and Justice’s stockholders and founders will own approximately 29% of New Holdco. New Holdco has filed a Registration Statement on Form S-1, and the closing of the Business Combination Agreement is contingent upon such Registration Statement being declared effective. Upon closing, New Holdco will be renamed Burger King Worldwide, Inc. and commence trading on the New York Stock Exchange. We recorded $5.9 million of one-time share-based compensation expense related to share-based awards granted during the three months ended March 31, 2012 as a result of the increase in equity value of BKWWH implied by the Business Combination Agreement. Additionally, we expect our annual share-based compensation expense, to increase compared to 2011. We also expect to incur professional fees and other transaction costs associated with the Business Combination Agreement in 2012.

The Transactions

During the three months ended March 31, 2011, we recorded transaction costs of $0.8 million associated with the acquisition of 100% of our equity by 3G and related financing transactions (the “Transactions”), as more fully discussed in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Global Restructuring and Related Professional Fees

In December 2010, we began the implementation of a global restructuring plan that resulted in work force reductions throughout our organization. In June 2011, we implemented a Voluntary Resignation Severance Program (“VRS Program”) offered for a limited time to eligible employees based at our Miami headquarters. In addition, other involuntary work force reductions were also implemented. As a result of the global restructuring plan, we incurred $12.2 million of severance benefits and other severance related costs during the three months ended March 31, 2011. This restructuring plan was completed during the three months ended March 31, 2011.

Global Portfolio Realignment Project

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partners and joint ventures to accelerate development. We believe that the acceleration of our refranchising strategy will (i) reduce capital expenditures, corporate overhead and our exposure to commodity cost pressures, (ii) increase royalty revenues, and (iii) allow management to focus on strategic issues such as Brand development, international expansion and marketing.

In March 2012, we entered into an agreement to sell 278 Company restaurants in the Ohio, Indiana, Kentucky, Pennsylvania, North Carolina, South Carolina and Virginia markets to Carrols LLC, our largest U.S. franchisee. In connection with this agreement, Carrols LLC has agreed to remodel 450 of its Burger King restaurants to our 20/20 restaurant image over the next three and a half years. On April 5, 2012, we sold 96 Company restaurants in the Daytona and Orlando markets to a franchisee who has agreed to remodel 66 of these restaurants within three years to our 20/20 restaurant image. In addition, in April we sold 30 Company-owned restaurants in the United Kingdom to a franchisee who agreed to remodel the restaurants within two years to our 20/20 restaurant image. We continue to aggressively pursue sale opportunities for our Company restaurants both domestically and internationally. As a result of the global portfolio realignment project, we incurred costs primarily related to severance and professional services and we expect to incur additional costs in 2012 as we continue to implement this strategy.

The table below summarizes the factors affecting comparability of results of operations due to the Transactions, global restructuring and related professional fees, global portfolio realignment project and Business Combination Agreement expenses.

	Three Months Ended March 31,
	2012	2011
	(In millions)
Selling, general and administrative expenses:
Transaction costs	$—	$0.8
Global restructuring and related professional fees	—	12.2
Global portfolio realignment project	3.7	—
Business Combination Agreement expenses	5.9	—

Total impact on income from operations	$9.6	$13.0

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Tabular amounts in millions of dollars unless noted otherwise.

The following table presents our results of operations for the three months ended March 31, 2012 and 2011:

	Results		Variance
	Three Months Ended March 31,		$	%
	2012	2011	Favorable /(Unfavorable)

Revenues:
Company restaurant revenues	$396.2	$392.5	$3.7	0.9%
Franchise and property revenues	173.7	159.5	14.2	8.9%

Total revenues	569.9	552.0	17.9	3.2%

Company restaurant expenses:
Food, paper and product costs	130.0	127.0	(3.0)	(2.4)%
Payroll and employee benefits	119.5	120.0	0.5	0.4%
Occupancy and other operating costs	104.5	109.7	5.2	4.7%

Total Company restaurant expenses	354.0	356.7	2.7	0.8%

Franchise and property expenses	23.8	23.1	(0.7)	(3.0)%
Selling, general and administrative expenses	93.7	100.4	6.7	6.7%
Other operating (income) expenses, net	13.0	7.8	(5.2)	(66.7)%

Total operating costs and expenses	484.5	488.0	3.5	0.7%

Income from operations	85.4	64.0	21.4	33.4%

Interest expense, net	47.2	50.2	3.0	6.0%
Loss on early extinguishment of debt	1.1	19.6	18.5	94.4%

Income (loss) before income taxes	37.1	(5.8)	42.9	NM
Income tax expense	12.1	0.1	(12.0)	NM

Net income (loss)	$25.0	$(5.9)	$30.9	NM

NM – Not Meaningful

FX Impact

	Three Months Ended March 31,
	2012	2011
	Favorable / (Unfavorable)
Consolidated revenues	$(6.1)	$3.2
Consolidated CRM	(0.5)	0.2
Consolidated SG&A	0.9	(0.3)
Consolidated income from operations	(1.2)	(1.0)
Consolidated net income (loss)	(1.0)	(1.1)
Consolidated adjusted EBITDA	(1.6)	(0.3)

Key Business Metrics

	Three Months Ended March 31,
	2012	2011

Systemwide sales growth	6.5%	1.5%
Franchise sales (in constant currencies)(1)	$3,385.5	$3,155.1
Comparable sales growth
Company	6.1%	(3.6)%
Franchise	4.4%	(2.8)%
System	4.6%	(2.8)%
Average restaurant sales (in thousands)	$302.4	$293.7
NRG
Company	(5)	(2)
Franchise	27	51
System	22	49
Net Refranchisings	5	3
Restaurant counts at period end
Company	1,285	1,339
Franchise	11,249	10,962
System	12,534	12,301
CRM %	10.7%	9.1%

(1)	Franchise sales represent sales at all franchise restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise revenues include royalties based on a percentage of franchise sales.

Company restaurants

Company restaurant revenues increased primarily due to Company comparable sales growth across all segments partially offset by unfavorable FX impact and the net refranchising of 47 Company restaurants during the trailing twelve-month period.

CRM % increased due to increases in CRM% in the U.S. and Canada and EMEA partially offset by decreases in LAC and APAC. The leveraging effect of Company comparable sales growth on our fixed labor and occupancy and other operating costs and benefits realized from improvements in labor scheduling were partially offset by higher commodity prices and unfavorable FX impact.

Franchise and Property

Franchise and property revenues increased primarily due to the impact of franchise comparable sales growth and franchise NRG of 240 restaurants during the trailing twelve-month period on royalties and contingent rents, an increase in initial franchise fees and an increase in renewal franchise fees due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. These factors were partially offset by unfavorable FX impact.

Franchise and property expenses increased primarily due to new leases and subleases associated with additional restaurants leased or subleased to franchisees and an increase in bad debt expense driven by higher recoveries in the prior year. These factors were partially offset by favorable FX impact.

Selling, general and administrative expenses

Our selling, general and administrative expenses were comprised of the following:

	Three Months Ended March 31,		Variance
	2012	2011	$	%

Selling expenses	$16.7	$19.0	$(2.3)	(12.1)%

Management general and administrative expenses	61.6	64.3	(2.7)	(4.2)%
Share-based compensation	1.4	0.2	1.2	NM
Depreciation and amortization	4.4	3.9	0.5	12.8%
Transaction costs	—	0.8	(0.8)	NM
Global restructuring and related professional fees	—	12.2	(12.2)	NM
Global portfolio realignment project	3.7	—	3.4	NM
Business Combination Agreement expenses	5.9	—	5.9	NM

Total general and administrative expenses	77.0	81.4	(4.4)	(5.4)%

Selling, general and administrative expenses	$93.7	$100.4	$(6.7)	(6.7)%

NM – Not Meaningful

Selling expenses consist primarily of Company restaurant advertising fund contributions. Selling expenses decreased due to a reduction in advertising activity.

Management general and administrative expenses (“Management G&A”) are comprised primarily of salary and employee related costs for our non-restaurant employees, professional fees and general overhead for our corporate offices, including rent, maintenance and utilities, travel and meeting expenses, IT and technology costs and other general operating expenses. General and administrative expenses also include certain non-cash expenses, including share-based compensation, depreciation and amortization as well as separately managed expenses associated with unusual or non-recurring events, such as costs associated with our global portfolio realignment project. The decrease in Management G&A in the three months ended March 31, 2012 was driven primarily by a decrease in salary and fringe benefits.

The decrease in our total general and administrative expenses was driven primarily by decreases in Management G&A and global restructuring and related professional fees, partially offset by an increase in global portfolio realignment project costs and Business Combination Agreement expenses.

Other operating income (expense), net

Our other operating income (expense), net was comprised of the following:

	Three Months Ended March 31,
	2012	2011
Net (gains) losses on disposal of assets, restaurant closures and refranchisings	$9.8	$0.8
Litigation settlements and reserves, net	0.4	0.4
Foreign exchange net (gains) losses	0.6	5.5
Loss from unconsolidated affiliates	1.2	0.4
Other, net	1.0	0.7

Other operating (income) expenses, net	$13.0	$7.8

During the three months ended March 31, 2012, we recorded losses of $8.2 million associated with long-lived assets for restaurants we classified as held for sale. See Note 9 and Note 13 to the accompanying unaudited condensed consolidated financial statements.

Interest expense, net

Interest expense, net decreased, reflecting the reduction in interest rates resulting from the February 2011 amendment to our Credit Agreement, as well as reduced borrowings as a result of principal pre-payments in 2012.

The weighted average interest rate for the three months ended March 31, 2012 on our long-term debt, including the Senior Notes, was 7.01%, which included the effect of interest rate caps.

The weighted average interest rate for the three months ended March 31, 2011 on our long-term debt, including the Senior Notes, was 7.47%, which included the effect of interest rate caps.

Loss on early extinguishment

We recorded a loss on early extinguishment of debt of $1.1 million for the three months ended March 31, 2012 associated with Term Loan prepayments. We recorded a loss on early extinguishment of debt of $19.6 million for the three months ended March 31, 2011, reflecting the write off of deferred financing costs and fees incurred in conjunction with the amendment of our credit facility as discussed in Note 6 to the accompanying unaudited condensed consolidated financial statements.

Income tax expense/Expense

Our effective tax rate was 32.6% for the three months ended March 31, 2012, as a result of the current mix of income from multiple tax jurisdictions and the impact of share-based compensation expense not deductible for tax purposes. Our effective tax rate was (1.7%) for the three months ended March 31, 2011, primarily as a result of the exclusion of the tax benefit of foreign ordinary losses not expected to be realized, the current mix of income from multiple tax jurisdictions and the resolution of state tax audits.

Profitability Measures and Non-GAAP Reconciliations

The table below contains information regarding EBITDA and adjusted EBITDA, which are non-GAAP measures. EBITDA is defined as net income before depreciation and amortization, interest expense, net, loss on early extinguishment of debt and income tax expense. Adjusted EBITDA is defined as EBITDA excluding the impact of share-based compensation, other operating (income) expenses, net, and all other specifically identified costs associated with non-recurring projects, including Transaction costs, global restructuring and related professional fees, global portfolio realignment project costs and Business Combination Agreement expenses. Adjusted EBITDA is used by management to measure operating performance of the business, excluding specifically identified items that management believes do not directly reflect our core operations, and represents our measure of segment income.

	Results		Variance
	Three Months Ended March 31,		$	%
	2012	2011	Favorable / (Unfavorable)

Segment income:
U.S. and Canada	$113.1	$102.8	$10.3	10.0%
EMEA	32.8	26.7	6.1	22.8%
LAC	15.9	15.2	0.7	4.6%
APAC	7.8	6.3	1.5	23.8%
Unallocated Management G&A	(26.2)	(31.0)	4.8	(15.5)%

Adjusted EBITDA	143.4	120.0	23.4	19.5%
Share-based compensation	1.4	0.2	(1.2)	NM
Transaction costs	—	0.8	0.8	NM
Global restructuring and related professional fees	—	12.2	12.2	NM
Global portfolio realignment project	3.7	—	(3.4)	NM
Business Combination Agreement expenses	5.9	—	(5.9)	NM
Other operating (income) expenses, net	13.0	7.8	(5.2)	(66.7)%

EBITDA	119.4	99.0	20.4	20.6%
Depreciation and amortization	34.0	35.0	1.0	2.9%

Income from operations	85.4	64.0	21.4	33.4%
Interest expense, net	47.2	50.2	3.0	6.0%
Loss on early extinguishment of debt	1.1	19.6	18.5	94.4%
Income tax expense	12.1	0.1	(12.0)	NM

Net income (loss)	$25.0	$(5.9)	$30.9	NM

The increase in consolidated adjusted EBITDA in the three months ended March 31, 2012 was primarily driven by increases in segment income in each of our operating segments and reductions in Unallocated Management G&A. Unallocated Management G&A represents corporate support costs in areas such as facilities, finance, human resources, information technology, legal, marketing and supply chain management, which benefit all of our geographic segments and system-wide restaurants and are not allocated specifically to any of the geographic segments.

The increases in EBITDA and income from operations in the three months ended March 31, 2012 were driven primarily by the increase in consolidated adjusted EBITDA and reductions in global restructuring and related professional fees. These factors were partially offset by an increase in global portfolio realignment project costs, Business Combination Agreement expenses and other operating expenses, net.

Our net income increased in the three months ended March 31, 2012 primarily as a result of an increase in income from operations, the decrease in the loss we recorded on the early extinguishment of debt and a decrease in interest expense, partially offset by an increase in income tax expense.

U.S. and Canada

	Three Months Ended March		Variance
	2012	2011	Favorable / (Unfavorable)

Company:
Company restaurant revenues	$286.3	$282.6	$3.7
CRM	33.8	28.1	5.7
CRM %	11.8%	9.9%	1.9%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	33.1%	32.8%	(0.3)%
Payroll and benefits	31.1%	31.5%	0.4%
Depreciation and amortization	5.6%	5.9%	0.3%
Other occupancy and operating	18.4%	19.9%	1.5%

Franchise:
Franchise and property revenues	$100.3	$92.9	$7.4
Franchise and franchise property expenses	16.5	17.0	0.5
Franchise sales (in constant currencies)	1,848.2	1,776.7	71.5
Segment income	113.1	102.8	10.3
Segment margin	29.3%	27.4%	1.9%

FX Impact

	Three Months Ended March
	2012	2011
	Favorable / (Unfavorable)

Segment revenues	$(0.5)	$2.0
Segment CRM	—	0.2
Segment income	(0.1)	0.2

Key Business Metrics

	Three Months Ended March
	2012	2011
	Favorable / (Unfavorable)
Systemwide sales growth	3.7%	(5.1)%
Comparable sales growth
Company	6.0%	(6.0)%
Franchise	4.0%	(6.0)%
System	4.2%	(6.0)%
NRG
Company	(1)	(3)
Franchise	(11)	(1)
System	(12)	(4)
Net Refranchisings	4	—
Restaurant counts at period end
Company	934	981
Franchise	6,554	6,565
System	7,488	7,546

Company restaurants

Company restaurant revenues increased primarily due to the effects of Company comparable sales growth, partially offset by the net refranchising of 42 Company restaurants during the trailing twelve-month period and unfavorable FX impact in Canada.

CRM% increased primarily due to the leveraging effect of comparable sales growth on our fixed occupancy and other operating costs, decreases in repair and maintenance costs, decreases in controllable restaurant expenses due to increased emphasis on managing restaurant level costs and expenses, benefits realized from improvements in labor scheduling, and the benefits derived from strategic pricing initiatives and changes in product mix. These factors were partially offset by higher commodity prices.

Franchise and Property

Franchise and property revenues increased due to the impact of franchise comparable sales growth on royalties and contingent rents, the net refranchising of 42 Company restaurants during the trailing twelve-month period and an increase in renewal franchise fees due to the timing of renewals as a result of incentives provided to franchisees to accelerate restaurant remodels. FX impact was not significant.

Franchise and property expenses decreased primarily due to bad debt recoveries partially offset by additional restaurants leased or subleased to franchisees as a result of the net refranchising of Company restaurants during the trailing twelve-month period. FX impact was not significant.

Segment income and segment margin

Segment income and segment margin increased due to increases in CRM and net franchise and property income.

EMEA

	Three Months Ended March 31,		Variance
	2012	2011	Favorable (Unfavorable)

Company:
Company restaurant revenues	$77.6	$78.0	$(0.4)
CRM	6.4	5.2	1.2
CRM %	8.2%	6.7%	1.5%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	30.7%	29.7%	(1.0)%
Payroll and benefits	32.2%	33.7%	1.5%
Depreciation and amortization	3.6%	3.7%	0.1%
Other occupancy and operating	25.3%	26.2%	0.9%

Franchise:
Franchise and property revenues	$45.7	$43.1	$2.6
Franchise and franchise property expenses	6.1	6.8	0.7
Franchise sales (in constant currencies)	896.0	797.6	98.4
Segment income	32.8	26.7	6.1
Segment margin	26.6%	22.0%	4.6%

FX Impact

	Three Months Ended March 31,
	2012	2011
	Favorable / (Unfavorable)

Segment revenues	$(4.8)	$(0.8)
Segment CRM	(0.3)	(0.1)
Segment income	(1.4)	(0.5)

Key Business Metrics

	Three Months Ended March 31,
	2012	2011
Systemwide sales growth	10.6%	7.0%
Comparable sales growth
Company	7.6%	4.2%
Franchise	6.5%	1.3%
System	6.6%	1.5%
NRG
Company	(1)	(2)
Franchise	35	38
System	34	36
Net Refranchisings	1	3
Restaurant counts at period end
Company	190	198
Franchise	2,726	2,567
System	2,916	2,765

Company restaurants

Company restaurant revenues decreased primarily due to the net refranchising of five Company restaurants during the trailing twelve-month period and unfavorable FX impact. These factors were partially offset by the effects of Company comparable sales growth.

CRM % increased primarily as a result of the leveraging effect of Company comparable sales growth on our fixed labor and occupancy and other operating costs. These factors were partially offset by lower food margins driven by higher commodity prices across our major markets and a shift in product mix driven by promotions of lower margin menu items.

Franchise and Property

Franchise and property revenues increased due to net openings of 154 franchise restaurants during the trailing twelve-month period and franchise comparable sales growth. These factors were partially offset by decreased rental income from a reduction in the number of properties leased or subleased to franchisees and unfavorable FX impact.

Franchise and property expenses decreased due to decreased rent expense from a reduction in the number of properties leased or subleased to franchisees and favorable FX impact. These factors were partially offset by a decrease in bad debt expense driven by prior year recoveries.

Segment income and segment margin

Segment income and margin increased due to an increase in CRM and CRM%, an increase in net franchise and property income and a decrease in Management G&A.

LAC

	Three Months Ended March 31,		Variance
	2012	2011	Favorable (Unfavorable)

Company:
Company restaurant revenues	$14.7	$15.4	$(0.7)
CRM	2.2	2.6	(0.4)
CRM %	15.0%	16.9%	(1.9)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	38.1%	37.0%	(1.1)%
Payroll and benefits	12.9%	12.3%	(0.6)%
Depreciation and amortization	10.2%	10.4%	0.2%
Other occupancy and operating	23.8%	23.4%	(0.4)%

Franchise:
Franchise and property revenues	$15.8	$13.8	$2.0
Franchise and franchise property expenses	0.2	(1.3)	(1.5)
Franchise sales (in constant currencies)	315.8	272.2	43.6
Segment income	15.9	15.2	0.7
Segment margin	52.1%	52.1%	(0.0)%

FX Impact

	Three Months Ended March 31,
	2012	2011
	Favorable / (Unfavorable)

Segment revenues	$(1.1)	$0.8
Segment CRM	(0.2)	0.1
Segment income	(0.1)	0.1

Key Business Metrics

	Three Months Ended March 31,
	2012	2011
Systemwide sales growth	15.3%	18.9%
Comparable sales growth
Company	3.1%	(4.3)%
Franchise	10.3%	4.5%
System	9.9%	4.0%
NRG
Company	—	1
Franchise	6	9
System	6	10
Net Refranchisings	—	—
Restaurant counts at period end
Company	97	97
Franchise	1,131	1,053
System	1,228	1,150

Company restaurants

Company restaurant revenues decreased primarily due to unfavorable FX impact, partially offset by Company comparable sales growth.

CRM % decreased primarily as a result of higher labor costs associated with food delivery and kiosks, higher commodity prices, unfavorable FX impact associated with certain commodities that are purchased in U.S. dollars, an increase in repair and maintenance costs and a shift in product mix driven by promotions of lower margin menu items. These factors were partially offset by the leveraging effect of comparable sales growth on our fixed occupancy and other operating costs.

Franchise and Property

Franchise and property revenues increased due to net openings of 78 franchise restaurants during the trailing twelve-month period and franchise comparable sales growth, partially offset by the collection and recognition of cumulative royalties previously deferred in the prior year. Franchise and property expenses increased due to an increase in bad debt driven by the recovery of previously reserved receivables in the prior year. FX impact was not significant.

Segment income and segment margin

Segment income increased due to an increase in net franchise and property income and a decrease in Management G&A partially offset by a decrease in CRM. Segment margin was flat.

APAC

	Three Months Ended March 31,		Variance
	2012	2011	Favorable (Unfavorable

Company:
Company restaurant revenues	$17.6	$16.5	$1.1
CRM	(0.2)	(0.1)	(0.1)
CRM %	(1.1)%	(0.6)%	(0.5)%
Company restaurant expenses as a % of Company restaurant revenue:
Food and paper	33.4%	33.3%	(0.1)%
Payroll and benefits	20.5%	17.6%	(2.9)%
Depreciation and amortization	7.4%	10.3%	2.9%
Other occupancy and operating	39.8%	39.4%	(0.4)%
Franchise:
Franchise and property revenues	$11.9	$9.7	$2.2
Franchise and franchise property expenses	1.0	0.6	(0.4)
Franchise sales (in constant currencies)	325.4	308.6	16.8
Segment income	7.8	6.3	1.5
Segment margin	26.4%	24.0%	2.4%

FX Impact

	Three Months Ended March 31,
	2012	2011
	Favorable / (Unfavorable)

Segment revenues	$0.3	$1.2
Segment CRM	—	—
Segment income	—	(0.1)

Key Business Metrics

	Three Months Ended March 31,
	2012	2011
Systemwide sales growth	5.4%	16.4%
Comparable sales growth
Company	3.7%	7.5%
Franchise	(3.1)%	1.8%
System	(2.8)%	2.0%
NRG
Company	(3)	2
Franchise	(3)	5
System	(6)	7
Net Refranchisings	—	—
Restaurant counts at period end
Company	64	63
Franchise	838	777
System	902	840

Company restaurants

Company restaurant revenues increased due to Company comparable sales growth and favorable FX impact.

CRM % decreased primarily as a result of statutory wage rate increases in both China and Singapore.

Franchise and Property

Franchise and property revenues increased due to royalties derived from the net openings of 61 franchise restaurants during the trailing twelve-month period and area development fees associated with a new agreement entered into during the three months ended March 31, 2012. This factor was partially offset by negative franchise comparable sales growth driven by challenging economic conditions in Australia which represents the largest franchise market in the segment. Franchise and property expenses increased due to an increase in bad debt expense.

Segment income and segment margin

Segment income and margin increased due to an increase in net franchise and property income, partially offset by a decrease in CRM and CRM% and an increase in Management G&A.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $429.8 million and working capital of $269.4 million. In addition, at March 31, 2012, we had borrowing capacity of $135.5 million under our Revolving Credit Facility. Cash provided by operations was $50.0 million for the three months ended March 31, 2012 compared to cash provided by operations of $65.2 million for the same period in the prior year.

Our primary sources of liquidity are cash on hand, cash generated by operations and borrowings available under our Revolving Credit Facility. We have used, and may in the future use, our liquidity to make required interest and principal payments, to voluntarily repay and/or repurchase, our or one of our affiliate’s outstanding debt, to fund our capital expenditures and/or to pay dividends to our parent holding company. Based on our current level of operations and available cash, we believe our cash flow from operations, combined with availability under our Revolving Credit Facility, will provide sufficient liquidity to fund our current obligations, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future.

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

We are highly leveraged, and our liquidity requirements are significant, primarily due to debt service requirements.

Debt Instruments and Debt Service Requirements

Our long-term debt is comprised primarily of borrowings under our Credit Agreement, amounts outstanding under our Senior Notes and obligations under capital leases. The following information summarizes the principal terms and near term debt service requirements under our Credit Agreement and the indenture governing our Senior Notes (the “Senior Notes Indenture”). For further information about our long-term debt, see Note 6 to the accompanying unaudited Condensed Consolidated Financial Statements.

Credit Agreement

In connection with the acquisition of the Company by 3G, BKC entered into a credit agreement dated as of October 19, 2010, as amended and restated as of February 15, 2011 (the “Credit Agreement”). The Credit Agreement provides for (i) two tranches of term loans in an aggregate principal amount of $1,600.0 million and €200.0 million, respectively, each under a term loan facility (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility for up to $150 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit) (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”). The maturity date for the Term Loan Facility is October 19, 2016 and the maturity date for the Revolving Credit Facility is October 19, 2015.

As of March 31, 2012, we had no amounts outstanding under the Revolving Credit Facility although we utilized approximately $14.5 million of the available commitment as of March 31, 2012 to support letters of credit, leaving $135.5 million of borrowing capacity available. We may, from time to time, borrow from and repay the Revolving Credit Facility. Consequently, the amount outstanding under the Revolving Credit Facility at the end of a period may not be reflective of the total amounts outstanding during the period.

Based on the amounts outstanding under the Term Loan Facility, as of March 31, 2012, required debt service for the next twelve months will be approximately $79.9 million in interest and $18.7 million in principal payments. Additionally, following the end of each fiscal year, we are required to prepay the Term Loans in an amount equal to 50% of Excess Cash Flow (as defined in the Credit Agreement and with stepdowns to 25% and 0% based on achievement of specified total leverage ratios), minus the amount of any voluntary prepayments of the Term Loans during such fiscal year. During the three months ended March 31, 2012, we made voluntary prepayments of $37.7 million of our Term Loans. We may make additional voluntary prepayments of our Term Loans in the future subject to our liquidity requirements.

Under the Credit Agreement, at BKC’s election, the interest rate per annum applicable to the loans is based on a fluctuating rate of interest determined by reference to either a base rate or a Euro currency rate. We entered into deferred premium interest rate cap agreements, which effectively cap the annual interest expense applicable to our borrowings under the Credit Agreement to a maximum of 4.75% for U.S. Dollar denominated borrowings and 5.0% for our Euro-denominated borrowings.

Senior Notes

We currently have outstanding $797.5 million aggregate principal amount of 9.875% senior notes due 2018 (the “Senior Notes”). The Senior Notes bear interest at a rate of 9.875% per annum, which is payable semi-annually on October 15 and April 15 of each year. The Senior Notes mature on October 15, 2018. Based on the amount outstanding at March 31, 2012, required debt service for the next 12 months on the Senior Notes is $78.8 million in interest payments. No principal payments are due until maturity.

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

As of March 31, 2012, we were in compliance with all financial ratios and other covenants of the Credit Agreement and Senior Notes Indenture and there were no limitations on our ability to draw on the remaining availability under our Revolving Credit Facility.

Loss on Early Extinguishment of Debt

We recorded a loss on early extinguishment of debt of $1.1 million for the three months ended March 31, 2012 associated with the Term Loan prepayments. In connection with the February 2011 amendment to the Credit Agreement, we recorded a $19.6 million loss on early extinguishment of debt. Loss on early extinguishment of debt consists primarily of write-offs of deferred financing costs and original issue discount.

Comparative Cash Flows

Operating Activities

Cash provided by operating activities was $50.0 million for the three months ended March 31, 2012 compared to $65.2 million for the three months ended March 31, 2011, primarily as a result of changes in working capital.

Investing Activities

Cash used for investing activities was $5.8 million for the three months ended March 31, 2012 compared to $0.1 million of cash provided by investing activities for the three months ended March 31, 2011, primarily as a result of an increase in capital expenditures.

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

	Three Months Ended March 31,
	2012	2011
New restaurants	$0.4	$1.8
Existing restaurants	15.4	7.5
Other, including corporate	0.8	0.4

Total	$16.6	$9.7

Additionally, we acquired $29.2 million of property and equipment under capital lease agreements entered into during the three months ended March 31, 2012.

We expect cash capital expenditures of approximately $75.0 million to $85.0 million in 2012 to fund new restaurant development, maintenance capital requirements, operational initiatives in our restaurants and other corporate expenditures. Our actual capital expenditures may be affected by economic and other factors. As we continue to execute our global portfolio realignment strategy, we expect our capital expenditures range for the year to decline. We expect to fund capital expenditures from cash on hand, cash flow from operations and borrowings under the Revolving Credit Facility.

Financing Activities

Cash used for financing activities was $67.0 million for the three months ended March 31, 2012, compared to $9.5 million during the same period in the prior year, primarily as a result of the voluntary prepayments of our Term Loans described above and in Note 6 to the accompanying unaudited Condensed Consolidated Financial Statements and the dividend to BKCH described below.

Discount Notes

On April 19, 2011, BKCH and Burger King Capital Finance, Inc., a Delaware corporation and another direct subsidiary of BKCH (“BK Finance” and, together with BKCH, the “Issuers”) entered into an indenture with Wilmington Trust FSB, as trustee, pursuant to which the Issuers sold $685 million in aggregate principal amount at maturity of 11.0% senior discount notes due 2019 (the “Discount Notes”). The Discount Notes generated $401.5 million in gross proceeds. On October 19, 2011, the Board of Managers of BKCH approved a distribution to Burger King Worldwide Holdings, Inc. (“Parent”) and the Board of Directors of Parent approved a return of capital distribution to the shareholders of Parent, including 3G, in the amount of $393.4 million, which was paid on December 16, 2011.

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

Neither BKH nor BKC is a guarantor of the Discount Notes. Therefore, the Discount Notes are not reflected in our Consolidated Financial Statements. The Issuers have no operations or assets other than the interest in BKH held by BKCH. Accordingly, the cash required to service or repurchase the Discount Notes is expected to be funded through dividends from BKH, which derives its cash flows entirely through the operations of BKC. The payment of such dividends is limited under terms of our Credit Agreement and Senior Notes Indenture. During the three months ended March 31, 2012, BKH made a dividend of $17.8 million to BKCH, which used the proceeds to repurchase Discount Notes with an aggregate face value of $31.3 million and aggregate carrying value of $20.3 million, net of unamortized original issue discount. We may make additional distributions or pay dividends to BKCH in the future subject to our future liquidity requirements, contractual restrictions under the Credit Agreement and Senior Notes Indenture and other factors.

Commitments and Off-Balance Sheet Arrangements

During the fiscal year ended June 30, 2000, we entered into long-term, exclusive contracts with soft drink vendors to supply Company and franchise restaurants with their products and obligating Burger King ® restaurants in the United States to purchase a specified number of gallons of soft drink syrup. These volume commitments are not subject to any time limit and as of March 31, 2012, we estimate it will take approximately 14 years for these purchase commitments to be completed.

During 2011, we entered into a five-year contract with a vendor to supply Company and franchise restaurants in certain countries in LAC with soft drink products on an exclusive basis and to supply Company and franchise restaurants in the United States with food products. We received upfront fees and contributions to our marketing funds in connection with this agreement and may receive additional fees in the future in connection with the achievement of certain milestones. We recognize the fees earned in connection with milestone achievement as franchise and property revenue when it is reasonably estimable and probable. Upfront fees are amortized as franchise and property revenue over the term of the contract. As of March 31, 2012, the deferred income associated with this contract totaled $0.5 million.

In the event of early termination of any of these arrangements, we may be required to make termination payments that could be material to our financial position, results of operations and cash flows.

From time to time, we enter into agreements under which we guarantee loans made by third parties to qualified franchisees. As of March 31, 2012, there were $59.8 million of loans outstanding to franchisees that we had guaranteed under two such programs, with additional franchisee borrowing capacity of approximately $210.2 million remaining. Our maximum guarantee liability under these two programs is limited to an aggregate of $24.5 million, assuming full utilization of all borrowing capacity. As of March 31, 2012, the liability we recorded to reflect the fair value of these guarantee obligations was $1.6 million. No events of default have occurred and no payments have been made by us in connection with these guarantees through March 31, 2012.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our estimates on an ongoing basis and we base our estimates on historical experience and various other assumptions we deem reasonable to the situation. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Volatile credit, equity, foreign currency and energy markets, and declines in consumer spending have increased and may continue to create uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in our estimates could materially impact our results of operations and financial condition in any particular period. For a complete discussion of our critical and significant accounting policies and estimates, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Long-Lived Asset Impairment and Gains (Losses) on Refranchisings

Long-lived assets that are held and used (including intangible assets subject to amortization) are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. Some of the events or changes in circumstances that would trigger and impairment test include, but are not limited to:

•	significant under-performance relative to expected and / or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

•	significant negative industry or economic trends;

•	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

•	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale”

The impairment test for long-lived assets requires us to assess the recoverability of our groups of long-lived assets by comparing their net carrying value to the sum of undiscounted future cash flows associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value. Impairment charges are classified as a component of other income (expense), net in our consolidated statements of operations.

When we commit to a plan to dispose of long-lived assets by refranchising specific restaurants in their current condition at a price that is reasonable, and we believe completing the plan of sale within one year is probable without significant changes, we classify the assets as “held for sale”. Assets held for sale are recorded at the lower of their carrying value or fair value, less costs to sell. Impairments and gains (losses) associated with the eventual disposition of assets held for sale are classified as a component of other income (expenses), net in our consolidated statements of operations.

If we subsequently decide to retain a restaurant or group of restaurants previously classified as held for sale, the assets would be reclassified from assets held for sale at the lower of (a) their then-current fair value or (b) the carrying value at the date the assets were classified as held for sale, less the depreciation that would have been recorded since that date.

When assessing the recoverability of our long-lived assets, we make significant assumptions regarding estimated future cash flows, including restaurant sales, margins, operating costs and capital requirements, and sales proceeds to be expected from the residual value of asset groups. We also derive fair value estimates for impairment purposes based on Level 3 inputs derived from internal estimates, including our estimates of proceeds from planned refranchising transactions, where applicable. The assumptions used in recoverability tests and to estimate fair values involve a high degree of judgment and also bear a significant impact on accounting conclusions. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends and competitive conditions. In the event our estimates or related assumptions change in the future, we may be required to record an impairment charge.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2012 to the disclosures made in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, other than the following information related to new cross-currency rate swap derivatives.

During the quarter ended March 31, 2012, we entered into cross-currency rate swaps with an aggregate notional value of $230 million to hedge the net investment in a Swiss subsidiary, Burger King Europe. These swaps are contracts to exchange quarterly fixed-rate payments we make in Euros for quarterly fixed-rate payments we receive in U.S. dollars. Changes in the fair value of these instruments are immediately recognized in AOCI to offset the change in the value of the net investment being hedged. At March 31, 2012, the estimated fair value of our cross-currency rate swaps was a liability of $9.7 million. These instruments mature on an amortization schedule, with a final maturity of October 19, 2016. A hypothetical 10% strengthening of the Euro relative to the U.S. dollar as of March 31, 2012, would result in a translation loss of $23.1 million within accumulated other comprehensive income. A hypothetical 10% weakening of the Euro relative to the U.S. dollar as of March 31, 2012, would result in a translation gain of $23.1 million within accumulated other comprehensive income. Gains (losses) on the net investment hedge recorded in accumulated other comprehensive income would be offset by a corresponding decrease (increase) in the carrying amount of our net investment in Burger King Europe.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or §240.15d-15(e)) as of March 31, 2012. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

The Company’s management, including the CEO and CFO, confirm that there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report that reflect management’s expectations regarding future events and economic performance are forward-looking in nature and, accordingly, are subject to risks and uncertainties. These forward-looking statements include statements regarding our expectations about the benefits of our highly franchised business model; our expectation that the mix of Company restaurant and franchise revenue will shift towards franchise revenue as we continue to implement our global portfolio realignment project; our expectations and belief that the acceleration of our refranchising strategy will (i) reduce capital expenditures, corporate overhead and our exposure to commodity cost pressures, (ii) increase royalty revenues, and (iii) allow management to focus on strategic issues such as Brand development, international expansion and marketing; our expectations and belief regarding our ability to aggressively pursue sale opportunities for our company restaurants; our expectations and belief regarding the costs of implementing our global portfolio realignment project; our expectations and belief regarding our ability to complete the Carrols refranchising, which is subject to various closing conditions which may not be satisfied or waived; our belief and expectations regarding our ability to complete the Business Combination Agreement, which is subject to various closing conditions which may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; our expectations and belief regarding our ability to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements over the next twelve months and the foreseeable future; our expectations regarding our exposure to changes in interest rates and the impact of changes in interest rates on the amount of our interest payments, future earnings and cash flows; our belief and estimates regarding accounting and tax matters; our expectations regarding our ability to hedge interest rate risk of our variable rate debt through the purchase of interest rate caps; and other expectations regarding our future financial and operational results. These forward-looking statements are only predictions based on our current expectations and projections about future events. Important factors could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.

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

•	Our ability to implement our growth strategy and strategic initiatives given restrictions imposed by our Credit Agreement and Senior Notes Indenture;

•	Risks related to the ability of counterparties to our Credit Facilities, interest rate caps and foreign currency forward contracts to fulfill their commitments and/or obligations;

•	Risks related to interruptions or security breaches of our computer systems and risks related to the lack of integration of our worldwide technology systems;

•	Risks related to the outsourcing of certain aspects of our business to third party vendors;

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

Item 1A. Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is a discussion of the material changes to our risk factors previously disclosed in the 2011 Annual Report. The information below updates, and should be read in conjunction with, the risk factors in our 2011 Annual Report. We encourage you to read these risk factors in their entirety.

Our global portfolio realignment project may adversely affect our results of operations and may not yield the long-term financial results that we expect.

During 2011, we initiated a project to realign our global restaurant portfolio by refranchising our Company restaurants and establishing strategic partners and joint ventures to accelerate development. As part of our global portfolio realignment project, we expect to accelerate the pace of refranchisings of our Company restaurant portfolio. However, refranchisings may have unexpected and negative short term effects on our results of operations. For example, (i) our Company restaurant margins could be adversely affected if the refranchised restaurants were more profitable than our average Company restaurant, (ii) our general and administrative expenses may increase as a result of severance and other termination costs incurred in connection with refranchisings and may continue to increase as a percentage of revenues, and/or (iii) we may be required to recognize accounting or tax gains or losses and/or impairments on refranchising transactions, which could adversely affect our results of operations for a specific period.

Our ability to achieve the long-term benefits of our refranchising transactions will depend on (i) our ability to identify new or existing franchisees that are willing to acquire our Company restaurants, (ii) our ability to reduce our overhead and fixed costs to reflect our lower restaurant count, and (iii) the ability and willingness of these new and existing franchisees to remodel the refranchised restaurants and develop new restaurants within the markets of the refranchised restaurants, and the pace of such remodeling and development activity. If we and our new franchisees are not successful, then we may not achieve the long-term financial results anticipated.

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

BURGER KING HOLDINGS, INC. (Registrant)

Date: May 9, 2012	By:	/s/ Daniel Schwartz
		Name:	Daniel Schwartz, principal financial officer
		Title:	Chief Financial Officer (principal financial officer) (duly authorized officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Burger King Holdings, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002